Form 10-Q
period 2013-03-31
LabStyle Innovations Corp.
filed 2013-05-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-186054

LabStyle Innovations Corp.

 (Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gibor Sport Tower (29th Floor) 7 Menahem Begin St. Ramat Gan, Israel	52681
(Address of Principal Executive Offices)	(Zip Code)

(972)-(3)-6222929

(Registrant’s telephone number, including area code)

40 E. Main Street, Suite 759, Newark, DE 19711

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 13, 2013, the registrant had 19,240,234 shares of common stock outstanding.

LabStyle Innovations Corp. and Subsidiary

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		-ii-

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012 and the period from inception (August11, 2011) to March 31, 2013	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the period from inception (August 11, 2011) to March 31, 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012 and the period from inception (April 11, 2011) to March 31, 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop and introduce new products;

•	our ability to obtain intellectual property protection for our inventions;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock and operate as a public company.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Special Financial Report on Form 10-K for the year ended December 31, 2012 (filed on April 4, 2013) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the pre-revenue, start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	March 31,	December 31,
	2013	2012
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$294,897	$1,230,034
Restricted cash	13,782	13,422
Short-term bank deposit	22,167	21,566
Other accounts receivable and prepaid expenses	408,578	401,522

Total current assets	739,424	1,666,544

LEASE DEPOSIT	32,280	31,545

PROPERTY AND EQUIPMENT, NET	1,291,959	617,364

Total assets	$2,063,663	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars (except stock and stock data)

	March 31,	December 31,
	2013	2012
	Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables	$708,758	$250,352
Other accounts payable and accrued expenses	486,785	316,403

Total current liabilities	1,195,543	566,755

LIABILITY RELATED TO WARRANTS (Note 4)	4,953,738	2,817,741

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT (Note 5):
Common Stock of $0.0001 par value - Authorized: 45,000,000 shares at March 31, 2013 and December 31, 2012; Issued: 15,146,033 (unaudited) and 14,547,689 shares at March 31, 2013 and December 31, 2012, respectively; Outstanding: 15,146,033 (unaudited) and 14,547,689 shares at March 31, 2013 and December 31, 2012, respectively	1,514	1,454
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2013 and December 31, 2012; Issued: None at March 31, 2013 and December 31, 2012; Outstanding: None at March 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	7,211,659	5,001,425
Deficit accumulated during the development stage	(11,298,791)	(6,071,922)

Total stockholders’ deficit	(4,085,618)	(1,069,043)

Total liabilities and stockholders’ deficit	$2,063,663	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars (except stock and stock data)

	Three months ended March 31,		Period from August 11, 2011 (inception date) to March 31,
	2013	2012	2013
	Unaudited

Operating expenses:
Research and development	$675,414	$171,670	$2,254,574
Marketing and pre-production costs	497,028	-	793,015
General and administrative (Note 6)	1,903,725	323,076	4,237,699

Total operating loss	3,076,167	494,746	7,285,288

Revaluation of warrants (Note 4)	2,135,997	(21,117)	3,726,508
Other financial expense	14,705	97,254	286,995

Financial expenses, net	2,150,702	76,137	4,013,503

Net loss	$5,226,869	$570,883	$11,298,791

Net loss per share

Basic and diluted loss per share	$(0.35)	$(0.05)

Weighted average number of common stock used in computing basic and diluted net loss per share	14,808,563	10,899,912

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars (except stock and stock data)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders’ equity
	Number	Amount	capital	stage	(deficit)

Balance as of August 11, 2011 (inception date)	-	$-	$-	$-	$-

Issuance of common stock to founders upon inception date at par value	6,500,000	650	-	-	650
Issuance of common stock to accredited investors upon inception date at par value	2,000,000	200	9,800	-	10,000
Issuance of common stock to founders in October 2011 at par value	1,000,000	100	-	-	100
Issuance of common stock in October 2011 at $0.61 per stock, net of issuance cost	805,000	81	346,082	-	346,163
Issuance of common stock in November 2011at $0.61 per stock, net of issuance cost	335,000	33	135,294	-	135,327
Issuance of common stock in December 2011 at $0.62 per stock, net of issuance cost	190,000	19	86,234	-	86,253
Net loss	-	-	-	(385,349)	(385,349)

Balance as of December 31, 2011	10,830,000	1,083	577,410	(385,349)	193,144

Issuance of common stock in February 2012 at $0.63 per stock, net of issuance cost	171,000	17	81,465	-	81,482
Issuance of common stock in March 2012 at $0.63 per stock, net of issuance cost	890,000	89	422,031	-	422,120
Issuance of common stock in March 2012 at $0.63 per stock, net of issuance cost	70,000	7	36,500	-	36,507
Issuance of common stock and warrants in August 2012 at $1.00 per unit, net of issuance cost	500,014	50	498,107	-	498,157
Issuance of common stock in September 2012 at $1.50 per stock, net of issuance cost	801,733	80	1,049,994	-	1,050,074
Issuance of common stock in October 2012 at $1.50 per stock, net of issuance cost	993,276	99	1,334,305	-	1,334,404
Issuance of common stock to service provider	291,666	29	437,470	-	437,499
Stock-based compensation	-	-	564,143	-	564,143
Net loss	-	-	-	(5,686,573)	(5,686,573)

Balance as of December 31, 2012	14,547,689	1,454	5,001,425	(6,071,922)	(1,069,043)

Employee options exercised on January 6 2013	15,000	2	13	-	15
Issuance of common stock and warrants in February 2013 at $1.00 per unit, net of issuance cost	500,011	50	497,961	-	498,011
Issuance of common stock to service provider	83,333	8	155,362	-	155,370
Issuance of warrants to service provider in March 2013	-	-	237,500	-	237,500
Stock-based compensation	-	-	1,319,398	-	1,319,398
Net loss	-	-	-	(5,226,869)	(5,226,869)

Balance as of March 31, 2013 (unaudited)	15,146,033	$1,514	$7,211,659	$(11,298,291)	$(4,085,618)

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars

	Three months ended March 31,		Period from August 11, 2011 (inception date) to March 31,
	2013	2012	2013
	Unaudited

Cash flows from operating activities:
Net loss	$(5,226,869)	$(570,883)	$(11,298,791)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, warrants and restricted shares	1,712,268	126,593	2,713,910
Issuance cost related to warrants to investors and service provider	-	101,263	258,110
Depreciation	117,267	1,503	142,088
Increase in other accounts receivable and prepaid expenses	(8,752)	(19,249)	(412,857)
Increase (decrease) in trade payables	128,416	(20,064)	378,768
Increase in other accounts payable and accrued expenses	170,382	85,945	486,785
Revaluation of warrants	2,135,997	(21,118)	3,726,508

Net cash used in operating activities	(971,291)	(316,010)	(4,005,479)

Cash flows from investing activities:
Investment in short-term bank deposits	-	-	(33,288)
Proceeds of maturities of short-term bank deposit	-	-	12,762
Investment in restricted cash	-	-	(13,422)
Investment in lease deposit	-	-	(30,002)
Purchase of property and equipment	(461,872)	(9,533)	(1,104,057)

Net cash used in investing activities	(461,872)	(9,533)	(1,168,007)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	498,011	915,845	5,468,368
Proceeds from exercise of options	15	-	15

Net cash provided by financing activities	498,026	915,845	5,468,383

Increase (decrease) in cash and cash equivalents	(935,137)	590,302	294,897
Cash and cash equivalents at the beginning of the period	1,230,034	908,765	-

Cash and cash equivalents at the end of the period	$294,897	$1,499,067	$294,897

Non-cash investing and financing and activities:

Receivable on account of shares	$-	$70,000	$-

Purchase of property and equipment	$329,990	$-	$329,990

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company’s technology is seeking to bring laboratory testing capabilities to consumers through the use of smartphones. The Company has not generated revenues to date; accordingly, the Company is considered to be in the development stage as defined in ASC No. 915, “Development stage entities”.

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.”), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to perform the research and development activities as well as manufacturing and marketing its product.

b.	During the period of three months ended March 31, 2013, the Company incurred operating losses and negative cash flows from operating activities amounting to $3,076,167 and $971,291, respectively. The Company will be required to obtain additional capital resources to maintain its commercialization, research and development activities. The Company is addressing its liquidity issues by seeking additional funding and continuing its efforts to initiate commercial sales of its initial product as soon as practical in 2013. According to the management estimates, based on the Company’s budget, considering the below additional financing, and the assumption that initial commercial sales will commence, the Company will have sufficient liquidity resources to continue its activity at least until January 2014.

On February 14, 2013, a registration statement (the “Initial Registration Statement”) covering the public resale of certain shares of Company common stock, par value $0.0001 per share (the “Common Stock”) previously issued in private placements or issuances which occurred in 2011-2013 was declared effective by the U.S. Securities and Exchange Commission. Commencing on April 9, 2013, the Company received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board and the OTCQB Market operated by OTC Markets Group, Inc. (“OTCQB”) under the ticker symbol “DRIO”.

The Company will seek to raise capital from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financing needed for the long-term development and commercialization of its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 1:-	GENERAL (Cont.)

Subsequent to the balance sheet date, the Company obtained additional financing in the form of units consisting of Common Stock and warrants in the total gross amount of $10 million as described in more detail in Note 7.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as disclosed in the Company’s Special Financial Report on Form 10-K for the period ended December 31, 2012 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2013, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2013, the Company’s consolidated results of operations and the Company’s consolidated cash flows for the three months ended March 31, 2013. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

NOTE 4:-	FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On March 30, 2012, the Company consummated the final closing of a private placement transaction (the “2011-2012 Private Placement”) pursuant to which the investors purchased an aggregate of 2,461,000 shares of Common Stock and warrants to purchase 2,461,000 shares of Common Stock at the exercise of $1.50 for total consideration of $2,461,000. The placement agent for the 2011-2012 Private Placement was granted warrants to purchase (i) 482,200 shares of common stock at the exercise price of $1.00 per share and (ii) 482,200 shares of common stock at the exercise price of $1.50 per share. The $1.50 exercise price for both the investors warrants and placement agent warrants were adjusted to approximately $1.38 per share due to a certain anti-dilutive issuance (see also Note 5b) and, accordingly, additional warrants to purchase 214,000 shares of Common Stock and additional warrants to purchase 41,930 shares of Common Stock were granted to such investors and placement agent, respectively.

The Company accounts for such warrants held by investors and the Company’s previous placement agent’s (each of which include weighted average anti-dilution protection) as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s statement of operations as financial income or expense.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

In estimating the warrants’ fair value, the Company used the following assumptions:

Investors warrants:

	Issuance date	December 31, 2012	March 31, 2013

Risk-free interest rate (1)	1.2%	0.51%	0.48%
Expected volatility (2)	80%	70%	58.89%
Expected life (in years) (3)	5	3.82	3.57
Expected dividend yield (4)	0	0	0
Fair value:
Warrants	$0.39	$0.81	$1.34

Placement agent warrants:

	Issuance date	December 31, 2012	March 31, 2013

Risk-free interest rate (1)	0.86%	0.41%	0.36%
Expected volatility (2)	75%	59%	57.46%
Expected life (in years) (3)	3.93	3.25	3
Expected dividend yield (4)	0	0	0
Fair value:
Warrants	$0.31-0.32	$0.65-0.79	$1.26-1.47

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the maturity date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 4:-	FAIR VALUE MEASUREMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2013:

Fair value of liability related to warrants

Balance at January 1, 2012	$664,363
Fair value of warrants to investors and service provider	547,000
Change in fair value of warrants	1,606,378

Balance at December 31, 2012	2,817,741
Change in fair value of warrants	2,135,997

Balance at March 31, 2013 (unaudited)	$4,953,738

In addition, the Company’s financial instruments also include cash and cash equivalents, restricted cash, short-term bank deposit, other accounts receivable, trade payables and other accounts payable and accrued expenses. The fair value of these financial instruments was not materially different from their carrying values as of March 31, 2013 due to the short-term maturity of such instruments.

NOTE 5:-	STOCKHOLDERS’ DEFICIT

a.	During February 2013, the Board of Directors and majority stockholders of the Company approved an increase in the size of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) from 2,860,000 shares of Common Stock to 5,000,000 shares of Common Stock.

On March 15, 2013, the Company’s Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 820,000 and 20,000 options to employees and non-employees, respectively, at an exercise price between $1.44 and $1.35 per share. Such options to employees and non-employees shall vest over a period of up to 2 years commencing the above date. The options shall have ten year terms, unless otherwise approved by Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 5:-	STOCKHOLDERS’ DEFICIT (Cont.)

Upon such approval, the remaining 2,075,000 options to purchase Common Stock are available for future grants under the 2012 Plan to employees, advisors, consultants and service providers of the Company or its subsidiary. Each option granted can be exercised to one share of Common Stock, and other equity incentives are available for issuance under the 2012 Plan.

In addition, on March 15, 2013, the Company’s Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 600,000 options to purchase shares of Common Stock at an exercise price of $1.50 per share to non-employee directors. These non-qualified options were not issued under the 2012 Plan and are fully vested as of March 31, 2013 and have expiration date which is 10 years from the date of issuance.

Furthermore, on March 15, 2013, the Company’s Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved an annual award under a newly adopted Non-Employee Director Remuneration Policy of 100,000 options to purchase shares of Common Stock to non-employee directors of the Company. These non-qualified options were not issued under the 2012 Plan and shall vest quarterly in arrears commencing March 31, 2013. The above award will be granted as of the fiscal year ended December 31, 2013 and for each fiscal year thereafter upon approval of the Compensation Committee of the Board of Directors. The options shall have ten year terms, unless otherwise approved by the Compensation Committee of the Board of Directors.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the period of three months ended March 31, 2013 was comprised as follows:

Three months ended March 31, 2013

Research and development	$208,811
Marketing and pre-production costs	31,654
General and administrative	1,078,933

Total stock-based compensation expenses	$1,319,398

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 5:-	STOCKHOLDERS’ DEFICIT (Cont.)

As of March 31, 2013, the total amount of unrecognized stock-based compensation expenses was approximately $1,325,000 which will be recognized over a weighted average period of 1.17 years.

b.	On February 11, 2013, the Company entered into an addendum regarding certain Securities Purchase Agreement that was executed with 13 accredited investors on August 29, 2012 for a Company private placement (the “August 2012 Private Placement”) consisting of three tranches for a total of 1,500,036 shares of Common Stock at $1.00 per share and warrants to purchase 1,500,036 shares of Common Stock at $1.00 per shares. Such addendum modified the timing for the second and third tranches of such financing and provided that such second tranche would be funded by the 5th business day following the effectiveness of the Registration Statement and the third tranche on or before the 100th day following the date on which both: (i) any registration statement covering the sale or resale of any of the Company’s securities is declared effective and (ii) the Company has received a ticker symbol for the Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system. The amount and pricing of the securities to be purchased in such second and third tranches was not modified, and the investors remain irrevocably committed to funding their portions of such tranches. Consequently the funding of the second tranche of this financing in the amount of $498,011, net of issuance cost, occurred on February 21, 2013 and as a result the Company issued 500,011 shares of Common Stock and warrants to purchase 500,011 shares of Common Stock. The third tranche is due to be funded by July 17, 2013.

The $1.00 price per share in the second tranche of the August 2012 Private Placement triggered anti-dilution protection for investors in the 2011-2012 Private Placement. Accordingly, the exercise price for the investor and placement agent warrants issued in the 2011-2012 Private Placement of $1.42 (which had been adjusted from $1.50 to $1.42 as a result of the funding of the first tranche of the August 2011 Private Placement) was further adjusted to approximately $1.38 per share and, accordingly, additional warrants to purchase 75,352 and 14,764 share of Common Stock were granted to the investors and placement agent, respectively.

c.	On March 5, 2013, the Company amended its Consulting Agreement with SLD Capital Corp. pursuant to which the remaining 166,668 unvested shares of Common Stock as to future strategic advisory consultancy services will be accelerated such that beginning for the month of such services commencing February 1, 2013, the above service provider shall receive 4 monthly issuances of 41,667 shares of Common Stock per month in arrears, with the final monthly issuance to occur as of June 5, 2013 for the monthly period ending May 30, 2013.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 5:-	STOCKHOLDERS’ DEFICIT (Cont.)

As of March 31, 2013, 125,001 shares are yet to be vested under this agreement. The related cost of the 83,333 and 291,666 shares that were vested through the period of three months ended March 31, 2013 and the year ended December 31, 2012, respectively, was $155,370 and $437,499, respectively, and recorded as part of general and administrative expenses.

In addition, as further consideration for such services to be provided under the Consulting Agreement, the Company issued to the service provider, as of March 5, 2013, two warrants to purchase shares of Common Stock which composed of:

1.	250,000 warrants to purchase up to an aggregate of 250,000 shares of Common Stock at a per share exercise price of $1.50 at any time prior to two year anniversary since the date in which the Company has received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system (the “Effective Date”) (See also Note 1b). For the period of three months ended March 31, 2013 the Company recorded expenses in the amount of $237,500 as part of general and administrative expenses with relation to these warrants.

2.	200,000 warrants to purchase up to an aggregate of 200,000 shares of Common Stock at a per share exercise price of $1.50 that will vest at any time prior to 18 month anniversary since the Effective Date and as long as the Company will have at least 200 record beneficial owners of Common Stock. As of March 31, 2012 the Company has less than 200 record beneficial owners of Common Stock and therefore no expenses have been recorded.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA

General and administrative:

	Three months ended March 31,		Period from August 11, 2011 (inception date)
	2013	2012	to March 31,
	Unaudited		2013

Payroll, office and related	$258,032	$161,394	$1,294,189
Legal and professional fees	132,397	35,089	486,820
Stock-based compensation	1,078,933	126,593	1,469,336
Issuance of Common Stock and warrants to service provider	392,870	-	830,369
Other	41,493	-	156,985

	$1,903,725	$323,076	$4,237,699

NOTE 7:-	SUBSEQUENT EVENTS

a.	On March 29, 2013, the Company commenced a private placement offering (the “April-May 2013 Private Placement”) to accredited investors of up to $10,000,000 in the form of 40 units composed of an aggregate of 4,000,000 shares of Common Stock and warrants (the “Warrants”) to purchase 2,000,000 shares of Common Stock. Each unit was priced at $250,000 per unit, or $2.50 for one share of Common Stock and ½ of a Warrant. The Warrants have an exercise price of $5.00 per share and expire on April 4, 2016. The Warrants contain standard anti-dilution protection clauses and therefore will be classified as equity. Partial units were sold, and the units were not issued as separate securities of the Company.

Subsequent to the balance sheet date, on May 10, 2013, the Company conducted the final closing of the April-May 2013 Private Placement. In the aggregate, the Company raised the maximum amount of $10 million in the April-May 2013 Private Placement. Net proceeds to the Company from the April-May 2013 Private Placement were approximately $8,985,510, net of issuance cost.

According to the private placement documents for the April-May 2013 Private Placement, the Company, on a commercially reasonable efforts basis, is required to file a registration statement covering the public resale of the shares of Common Stock and Common Stock underlying the Warrants issued in the April-May 2013 Private Placement (the “Registrable Shares”) within 60 days of the final closing of the April-May 2013 Private Placement and to cause such registration statement to become effective within 90 days after such filing.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars (except stock and stock data)

(Unaudited)

NOTE 7:-	SUBSEQUENT EVENTS (Cont.)

Failure to comply with the above registration requirements (the “Registration Failure”), or to maintain the effectiveness and use thereof for a period no less than the date that the investors are able to sell 100% of their Registrable Shares (the “Effectiveness Failure”) in a single day on any day during a consecutive three month period, shall trigger certain liquidated damages. In the event that a Registration Failure or an Effectiveness Failure, the Company shall pay to each investor, as liquidated damages, an amount equal to one-half of one percent per month (prorated for each day of non-compliance) of the purchase price paid by such investor which shall continue for and be paid each month until the Registration Failure or Effectiveness Failure is cured, up to a maximum amount of six percent (6%) of the investment amount.

In connection with the April-May 2013 Private Placement, the Company engaged an exclusive placement agent to assist in selling the units, for which such agent is entitled to compensation in the form of a cash fee and a non-accountable expense allowance as certain percentage of the gross proceeds raised at each closing of the April-May 2013 Private Placement, and warrants (substantially similar to the Warrants but with a cashless exercise feature) equal to a percentage of the securities sold in the April-May 2013 Private Placement, of which half are exercisable at an exercise price of $2.50 per share and half are exercisable at an exercise price of $5.00 per share immediately upon issuance. The placement agent warrants expire on April 4, 2016 and contain standard anti-dilution protection clauses and therefore will be classified as equity.

b.	On April 25, 2013, Ltd. entered into two rent agreements for new offices for a period of three years commencing June 1st, 2013 (the “Rent Agreements”). Total monthly rent payments according to the Rent Agreements will be approximately $27,000. The Company is obligated to provide an upfront deposit equal to the last three month rent payments to cover its obligations.

c.	On April 25, 2013, Ltd. signed an exclusive distribution agreement for its product with Farla Medical, Inc., a leading medical supplies distributor based in the United Kingdom (“Farla”). Under the terms of the three-year agreement, Farla will market and distribute the Company’s product to primary-care medical practices, clinics, hospitals and patients throughout the U.K. and Belgium as soon as the Company obtains regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Special Financial Report on Form 10-K for the year ended December 31, 2012.

This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in our other filings with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We were formed in August 2011 as a Delaware corporation. We have developed and are commercializing a patent-pending technology that seeks to bring laboratory testing capabilities to consumers in a distinctive, easy to use and affordable way through the use of smartphones such as iPhones and Androids. Our initial product is Dario™, a stylish, easy-to-use medical device and software system that will compete in more than $10 billion dollar estimated worldwide market for patient self-monitoring of blood glucose (SMBG) products. Dario is a comprehensive, patent-pending system that combines an all-in-one SMBG device consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor, coupled with a smartphone app and cloud-based data services. We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using smartphones and cloud-based services.

Critical Accounting Policies

Our financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (or US GAAP). Our fiscal year ends December 31.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses for the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions.

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statement include warrants liability, stock-based compensation, capitalization of costs and useful lives of assets:

Warrant liability

The fair value of the liability for certain warrants issued to investors and our previous placement agent’s in connection with our financings to date was calculated using the Binomial model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of operations as financial income or expense.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 “Compensation- stock compensation” which requires companies to estimate the fair value of equity-based payment awards on the date of grant using the Black-Scholes option-pricing model.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated income statements.

We recognize compensation expenses for the value of awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. Ultimately, the actual expenses recognized over the vesting period will only be for those shares that vest.

We selected the Black-Scholes option pricing model as the most appropriate fair value method for stock-option awards based on the market value of the underlying shares at the date of grant. This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

Our net loss includes stock-based compensation costs in the amount of $1,686,404, $126,593 and $1,277,252 for the period from our inception on August 11, 2011 and through March 31, 2013 and for the three months ended March 31, 2012 and 2013, respectively.

We apply ASC 718 and ASC 505-50 “Equity-Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

In connection with options granted to non-employees for services received from our inception on August 11, 2011 and through March 31, 2013 and for the three months ended March 31, 2012 and 2013 and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of approximately $197,137, $0 and $42,146, respectively, which represents the fair value of non-employee options grant. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, was re-measured using the then current fair value of our common shares.

Production Equipment

Capitalization of Costs. We capitalize direct incremental costs related to our production equipment. We cease construction cost capitalization relating to our production equipment once it is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and / or improve the performance of the production equipment are capitalized.

Useful Lives of Assets. We are required to make subjective assessments as to the useful lives of our production equipment for purposes of determining the amount of depreciation to record on an annual basis with respect to our construction of the production equipment. These assessments have a direct impact on our net income (loss). Tooling and production equipment which are part of our production equipment are depreciated on a straight-line basis over a period of up to five years, except any renovations and betterments which are depreciated over the remaining life of the production equipment.

Extended Transition Period for “Emerging Growth Companies.”

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Act of 2012 (known as the JOBS Act). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Results of Operations

Inception on August 11, 2011 and through the period ended March 31, 2013 and the three months ended March 31, 2012 and 2013

Revenues

For the period from our inception on August 11, 2011 to March 31, 2013, we did not generate any revenues from operations.

Cost of Revenues

For the period from our inception on August 11, 2011 to March 31, 2013, we did not generate any cost of revenues from operations.

Research and Development Expenses

Our research and development expenses during inception and period ended March 31, 2013 and the three months ended March 31, 2012 and 2013 were $2,254,574, $171,670 and $675,414, respectively, which include mainly payroll and payroll related expenses, travel and product development.

Marketing and pre-production costs

Our marketing and pre-production costs incurred from our inception through the period ended March 31, 2013 and for the three months ended March 31, 2012 and 2013 were $793,015, $0 and $497,028, respectively, which includes mainly payments to certain contractors, related travel and payment for several marketing matters, including, among others, our website and branding activities.

General and Administrative Expenses

Our general and administrative expenses from our inception through the period ended March 31, 2013 and for the three months ended March 31, 2012 and 2013 were $4,237,699, $323,076 and $1,903,725 respectively, which includes mainly payroll and payroll related expenses and professional, legal and accounting fees.

Finance Expenses, net

Our finance expenses from our inception through the period ended March 31, 2013 and for the three months ended March 31, 2012 and 2013 were $4,013,503, $76,137 and $2,150,702 respectively, which includes mainly revaluation of warrants to investors and a service provider and issuance cost related to warrants to investors and such service provider.

Net loss

Net loss from our inception through the period ended March 31, 2013 and for the three months ended March 31, 2012 and 2013 was $11,298,791, $570,883 and $5,226,869.

Plan of Operation

We expect to begin to generate revenues within the next 9 months, which reflects our goal of commercially launching our Dario product in 2013 following receipt of applicable regulatory approvals. Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our product and technology.

We expect to incur a minimum of approximately $8.5 million in expenses in order to effectuate our business for the next 12 months. During such period, we expect (subject to obtaining regulatory approvals) to commercially launch Dario, first in Europe. In support of this goal, we estimate that such $8.5 million in expenses will be utilized to fund the following activities:

•	continued product development and related activities (including costs associated with our now completed clinical trial and costs of application development and data storage capabilities as well as any necessary design modifications);

•	continued work on registration of our patents worldwide;

•	initial production, marketing and sales of Dario devices and test strips;

•	regulatory matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our products. These conditions raise substantial doubt about our ability to continue as a “going concern”.

As of March 31, 2013 we had $294,897 in cash and cash equivalents. During the second quarter of 2013, we raised net proceeds in an aggregate of approximately $8,985,510 in a private placement transaction. In addition, as part of our August 2012 Private Placement described in Part II, Item 2 below, we received irrevocable commitments from investors for an additional approximately $500,000 in funding which shall occur on or before July 17, 2013. Excluded in these calculations is any funds we may receive from the exercise of outstanding warrants.

According to our management’s estimates, based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activity at least until the end of January 2014. However, if we are not able to commercially launch Dario or meeting our commercial sales targets, and if we are unable to obtain additional capital resources, we will not be able to continue activities beyond the end of January 2014.

Readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur during 2013, we will need to seek additional capital to fund (i) further development and, if needed, testing of our initial product and its related application and data storage components, (ii) our efforts to obtain regulatory approvals necessary to be able to commercially launch such product, (iii) expenses which will be required in order to start production of our product, (iv) sales and marketing efforts and (v) general working capital. Such funding may be unavailable to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2013, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses which relate to internal control over financial reporting that were identified at March 31, 2013 were as follows:

(a)          We did not have sufficient personnel staffing in our accounting and financial reporting department.  As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements;

(b)          Since we only became subject to the reporting requirements of the Exchange Act on February 14, 2013, we had not completed the design, implementation and testing of our internal controls and procedures.

These control deficiencies could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements included as part of this Report.

As a new publicly reporting company, we are committed to improving our financial organization and establishing proper controls and procedures. As part of this commitment:

(i)          We have an independent audit committee of our board of directors who are overseeing our management’s creation of controls and procedures;

(ii)         We have recently hired a corporate controller with auditing and SEC reporting experience and technical accounting expertise, which we believe will create an appropriate segregation of duties within our organization and add appropriate expertise to our accounting function;

(iii)        We have recently engaged with an outside consultant to assist us in establishing and implement proper disclosure controls and procedures and internal controls over financial reporting.

Management believes that the foregoing initiatives will allow our company to remedy the above mentioned material weaknesses. Our management expects to fully implement appropriate disclosure controls and procedures and internal controls over financial reporting during the current fiscal year ending December 31, 2013.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Special Financial Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 4, 2013.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Special Financial Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Founders Shares

In connection with our formation in August 2011 and the contribution of intellectual property to our company in October 2011, our founders (including an affiliate of Dr. Oren Fuerst, Dr. David Weintraub and Shilo Ben Zeev, each of whom are executives and/or directors of our company) received an aggregate of 7,500,000 shares of Common Stock for nominal consideration. In addition, on August 11, 2011, in connection with our formation, we closed a private placement of 2,000,000 shares of our Common Stock to an aggregate of 9 accredited investors for an aggregate purchase price of $10,000. No underwriting discounts or commissions were paid in connection with the sale of these securities. The sale and issuance of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Our 2011-2012 Private Placement

On October 27, 2011, we conducted the initial closing of a private placement offering (the “2011-2012 Private Placement”) of an aggregate of 2,461,000 shares of our common stock at a purchase price of $1.00 per share and warrants to purchase an aggregate of 2,461,000 shares of our common stock with an exercise price of $1.50 per share, which warrants are exercisable at any time within five (5) years from October 27, 2011. The $1.50 exercise price was adjusted to $1.38 per share due to the August 2012 Private Placement described below and the number of shares of common stock underlying such warrants was adjusted upward by 214,000 shares. The exercise price of such warrants as well as the number of shares subject to such warrants is expected to be reduced to $1.30 and increased by 379,774, respectively, following completing the third tranche of the August 2012 Private Placement as described below.

The final closing of the 2011-2012 Private Placement occurred on March 30, 2012. There were a total of 45 accredited investors in the 2011-2012 Private Placement. Spencer Trask Ventures, Inc. (“Spencer Trask”) acted as the placement agent for the 2011-2012 Private Placement. The gross proceeds to us from the 2011-2012 Private Placement were $2.461 million. In connection with the 2011-2012 Private Placement, Spencer Trask and its assignees were granted warrants to purchase a total of (i) 482,200 shares of common stock at the exercise price of $1.00 per share and (ii) 482,200 shares of common stock at the exercise price of $1.50 per share. The $1.50 exercise price was adjusted to approximately $1.38 per share due to a certain anti-dilutive adjustments and additional warrants to purchase 41,930 shares of common stock were issued. The exercise price of the warrants will be further reduced to $1.30 and the total of additional warrants which will be issued due to a certain anti-dilutive protection should be 74,412 upon completion of the third tranche of the August 2012 Private Placement as describe below. Such warrants have a cashless exercise feature.

The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On February 14, 2013, a Registration Statement on Form S-1 that we filed with the SEC (the “Initial Form S-1”) was declared effective under which we registered the shares of common stock, and shares of Common Stock underlying the warrants, issued in the 2011-2012 Private Placement for public resale by the selling stockholders named it herein and their assigns.

Following the effectiveness of the Initial Form S-1, in March 2013, we were approved by FINRA for quotation of our common stock on the OTCBB/OTCQB Markets under the symbol “DRIO.” Trading in our common stock began on April 9, 2013. There can be no assurances, however, that we will be able to establish or maintain a public market for our common stock.

Our August 2012 Private Placement

On August 31, 2012, we consummated a private placement transaction (the “August 2012 Private Placement”) with 13 accredited investors, including existing stockholders of our company. Pursuant to this financing, we issued an aggregate of 500,014 shares of our common stock at a price equal to $1.00 per share (for gross proceeds of $500,014) and issued warrants to purchase an aggregate of 500,014 shares of our Common Stock with an exercise price of $1.00 per share.

In addition, the investors in the August 2012 Private Placement irrevocably committed to purchase an additional 1,000,022 shares of common stock in the aggregate at $1.00 per share and warrants to purchase an aggregate of 1,000,022 shares of our common stock with an exercise price of $1.00 per share, for gross proceeds of $1,000,022. Such purchases were originally agreed to take place in two tranches (each consisting of 500,011 shares and 500,011 warrants), the first on the 90th day following the date (the “Funding Trigger Date”) as of which both: (A) a registration statement covering the shares of our common stock issued and underlying warrants issued in our August 2012 Private Placement has been declared effective by the SEC and (B) we have received a ticker symbol for our Common Stock and caused our Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system, and the second on the 180th day following the Funding Trigger Date. To evidence this irrevocable commitment, each investor executed a promissory note in our favor to fund their pro rata portion of the additional investments as of the foregoing dates. We expect, therefore, that the total gross proceeds from the August 2012 Private Placement will be $1,500,036, not including any potential warrant exercises. No placement agents were utilized in connection with the August 2012 Private Placement. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

One-half of the warrants issued in the August 2012 Private Placement have an exercise period ending on the first anniversary of the date that our company has received a ticker symbol for our Common Stock and caused our Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system (the “Warrant Effective Date”), and the exercise period for the remaining one-half of the warrants ends on the second anniversary of the Warrant Effective Date. The Warrant Effective Date is April 8, 2013.

On February 11, 2013, in order to ensure the compliance of the August 2012 Private Placement with the requirements of the federal securities laws, we entered into an Addendum with the investors in the August 2012 Private Placement. The Addendum modifies the timing for the second and third tranche of the August 2012 private placement and provides that such second tranche will be funded by the 5th business day following the effectiveness of our Initial Form S-1 and the third tranche on or before the 100th day following the date on which both: (i) any registration statement covering the sale or resale of any of our securities is declared effective and (ii) we have received a ticker symbol for our Common Stock and caused our Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system. Based on the commencement of trading in our common stock, such 100th day is July 17, 2013. The amount and pricing of the securities to be purchased in such second and third tranche was not modified, and the investors remain irrevocably committed to funding their portions of such tranches.

We registered the shares of common stock, and shares of common stock underlying the warrants, issued or to be issued in the first and second tranche of August 2012 Private Placement for public resale by the selling stockholders named herein and their assigns in our Initial Form S-1. Pursuant to the Addendum referred to above, the investors have been granted certain registration rights with respect to the securities to be issued in the third tranche of the August 2012 private placement.

On February 21, 2013, the investors in our August 2012 Private Placement funded the second tranche of their investment. As a result, we issued an aggregate of 500,011 shares of our Common Stock at a price equal to $1.00 per share (for gross proceeds of $500,011) and issued warrants to purchase an aggregate of 500,014 shares of our Common Stock with an exercise price of $1.00 per share.

Our October 2012 Private Placement

On October 17, 2012, we consummated a final closing of a separate private placement transaction (which we refer to as the October 2012 Private Placement) with 44 accredited investors, including existing stockholders of our company. Pursuant to this financing, we issued an aggregate of 1,795,009 shares of our Common Stock at a price equal to $1.50 per share (for gross proceeds of $2,692,513). We utilized the services of four FINRA member broker-dealers as finders for this private placement, including Spencer Trask, and we paid commissions to such finders equal to 10% of the funds they each raised in cash and 10% in warrants. We issued warrants to such brokers-dealers, which allow them to purchase an aggregate 179,502 shares of common stock at $1.50 per share. Such warrants have a cashless exercise feature. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. In our Initial Form S-1, we registered the shares of Common Stock issued in the October 2012 Private Placement for public resale by the selling stockholders named therein and their assigns.

Consulting Agreement with SLD Capital Corp.

On October 5, 2012, we entered into a non-exclusive strategic advisory consulting agreement with SLD Capital Corp. SLD Capital is an affiliate of Steven Rosner, an investor in our company. Pursuant to this agreement, SLD Capital will, over the one year term of the agreement, provide strategic advice to our management regarding, among other matters: (i) our operations and related obligations as a U.S. publicly-listed and reporting company, (ii) the industries and businesses in which we are engaged, including our publicly-listed competitors and (iii) other aspects of or concerning our business about which SLD Capital has knowledge or expertise, including our ongoing stockholder relations initiatives. SLD Capital will also provide feedback to our management on the evolution of our business and on our execution of our business plans.

As consideration for such services, upon execution of the agreement, we issued SLD Capital 250,000 shares of our Common Stock and agreed to issue SLD Capital additional 20,833 shares of Common Stock per month in arrears during the first eleven months of an agreement term and 20,837 shares of Common Stock in the final month of the agreement term, for a total of 250,000 additional shares of Common Stock. In our Initial Form S-1, we registered 333,332 shares of Common Stock previously issued under this consulting agreement for public resale by SLD Capital and its assigns.

On March 5, 2013, we amended certain terms of such consulting agreement with SLD Capital. Pursuant to the amendment, SLD Capital shall receive four (4) monthly issuances of 41,667 shares of Common Stock per month in arrears with the finally monthly issuance to occur as of June 5, 2013 for the monthly period ending May 30, 2013. In addition, SLD Capital Corp. received two warrants to purchase (i) 250,000 shares of our Common Stock at an exercise price of $1.50 and exercisable at any time prior to two years anniversary of the date that we have received a ticker symbol for our Common Stock and caused our Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar system (which date was April 8, 2013), and (ii) 200,000 shares of Common Stock at an exercise price of $1.50 per share and exercisable from and after the date that we have two hundred (200) or more record and/or beneficial owners of our Common Stock. SLD Capital is entitled to “piggy-back” registration rights with respect to the shares of Common Stock underlying such warrants. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On April 28, 2013, we signed a non-binding memorandum of understanding with a large, multispecialty academic medical center (the “Center”) to advance the development of clinical diagnostics utilizing smartphones. Under the framework agreed to in the memorandum, our company and the Center will leverage our respective expertise to advance the development of medical devices and software utilizing smartphones for the personal monitoring of blood glucose and blood coagulation.  The Center’s biomedical, clinical and commercialization expertise is expected to combine with our intellectual property, technological, software development and business development expertise to advance projects that could result in new products or technologies in these fields.

The memorandum of understanding is not formally binding, and potential definitive arrangements between us and the Center with respect to applicable projects that advance to a sufficient stage will be memorialized in, and be subject to, appropriate definitive documentation to be agreed to by the parties.

Item 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2013	LabStyle Innovations Corp.

By: /s/ Oren Fuerst
Name: Oren Fuerst
Title: Chairman and Chief Executive Officer

By: /s/ Mordechi Hershkowitz
Name: Mordechi (Motty) Hershkowitz
Title: Chief Financial Officer, Secretary and Treasurer

