Form 10-Q
period 2013-06-30
LabStyle Innovations Corp.
filed 2013-08-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-186054

LabStyle Innovations Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gibor Sport Tower (23rd Floor) 7 Menahem Begin Street, Ramat Gan, Israel	5268102
(Address of Principal Executive Offices)	(Zip Code)

(972)-(3)-6222929
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 13, 2013, the registrant had 19,990,079 shares of common stock outstanding.

LabStyle Innovations Corp. and Subsidiary

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		-ii-

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) for the six and three months ended June 30, 2013 and 2012 and the period from inception (August 11, 2011) to June 30, 2013	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (deficiency) (unaudited) for the period from inception (August 11, 2011) to June 30, 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012 and the period from inception (August 11, 2011) to June 30, 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

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

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	June 30,	December 31,
	2013	2012
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,025,282	$1,230,034
Restricted cash	-	13,422
Short-term bank deposits	127,812	21,566
Other accounts receivable and prepaid expenses	654,306	401,522

Total current assets	7,807,400	1,666,544

LEASE DEPOSIT	107,610	31,545

PROPERTY AND EQUIPMENT, NET	1,486,426	617,364

Total assets	$9,401,436	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars (except stock and stock data)

	June 30,	December 31,
	2013	2012
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables	$660,628	$250,352
Other accounts payable and accrued expenses	666,289	316,403

Total current liabilities	1,326,917	566,755

LIABILITY RELATED TO WARRANTS (Note 4)	6,232,553	2,817,741

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5):
Common Stock of $0.0001 par value - Authorized: 45,000,000 shares at March 31, 2013 and December 31, 2012; Issued: 19,965,079 (unaudited) and 14,547,689 shares at June 30, 2013 and December 31, 2012, respectively; Outstanding: 19,965,079 (unaudited) and 14,547,689 shares at June 30, 2013 and December 31, 2012, respectively	1,996	1,454
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2013 and December 31, 2012; Issued: None at June 30, 2013 and December 31, 2012; Outstanding: None at June 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	18,425,233	5,001,425
Deficit accumulated during the development stage	(16,585,263)	(6,071,922)

Total stockholders' equity (deficit)	1,841,966	(1,069,043)

Total liabilities and stockholders' equity (deficit)	$9,401,436	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars (except stock and stock data)

	Three months ended June 30		Six months ended June 30		Period from August 11, 2011 (inception date) to June
	2013	2012	2013	2012	30, 2013
	Unaudited		Unaudited
Operating expenses:
Research and development	$1,415,805	$449,148	$2,091,219	$620,818	$3,670,379
Marketing and pre-production costs	664,063	-	1,161,091	-	1,457,078
General and administrative (Note 6)	1,516,206	417,201	3,419,931	740,277	5,753,905

Total operating loss	3,596,074	866,349	6,672,241	1,361,095	10,881,362

Revaluation of warrants (Note 4)	1,663,980	(5,322)	3,799,977	(26,440)	5,390,488
Issuance cost related to warrants to investors and service provider	-	-	-	101,263	257,360
Other financial expense	26,418	6,203	41,123	2,195	56,053

Financial expenses, net	1,690,398	881	3,841,100	77,018	5,703,901

Net loss	$5,286,472	$867,230	$10,513,341	$1,438,113	$16,585,263

Net loss per share

Basic and diluted loss per share	$(0.29)	$(0.07)	$(0.63)	$(0.13)

Weighted average number of common stock used in computing basic and diluted net loss per share	18,327,387	11,957,593	16,590,423	11,435,406

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

U.S. dollars (except stock and stock data)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	stage	(deficit)

Balance as of August 11, 2011 (inception date)	-	$-	$-	$-	$-

Issuance of common stock to founders upon inception date at par value	6,500,000	650	-	-	650
Issuance of common stock to accredited investors upon inception date at par value	2,000,000	200	9,800	-	10,000
Issuance of common stock to founders in October 2011 at par value	1,000,000	100	-	-	100
Issuance of common stock in October and November 2011 at $0.61 per stock, net of issuance cost	1,140,000	114	481,376	-	481,490
Issuance of common stock in December 2011 at $0.62 per stock, net of issuance cost	190,000	19	86,234	-	86,253
Net loss	-	-	-	(385,349)	(385,349)

Balance as of December 31, 2011	10,830,000	1,083	577,410	(385,349)	193,144

Issuance of common stock in February and March 2012 at $0.63 per stock, net of issuance cost	1,131,000	113	539,996	-	540,109
Issuance of common stock and warrants in August 2012 at $1.00 per unit, net of issuance cost	500,014	50	498,107	-	498,157
Issuance of common stock in September and October 2012 at $1.50 per stock, net of issuance cost	1,795,009	179	2,384,299	-	2,384,478
Issuance of common stock to service provider	291,666	29	437,470	-	437,499
Stock-based compensation	-	-	564,143	-	564,143
Net loss	-	-	-	(5,686,573)	(5,686,573)

Balance as of December 31, 2012	14,547,689	1,454	5,001,425	(6,071,922)	(1,069,043)

Employee options exercised on January 6 2013	15,000	2	13	-	15
Issuance of common stock and warrants in February 2013 at $1.00 per unit, net of issuance cost	500,011	50	497,961	-	498,011
Issuance of common stock to service provider	83,333	8	155,362	-	155,370
Issuance of warrants to service provider in March 2013	-	-	237,500	-	237,500
Stock-based compensation	-	-	1,319,398	-	1,319,398
Net loss	-	-	-	(5,226,869)	(5,226,869)

Balance as of March 31, 2013 (unaudited)	15,146,033	1,514	7,211,659	(11,298,791)	(4,085,618)

Issuance of common stock and warrants in April and May 2013 at $2.50 per unit, net of issuance cost	4,000,000	400	8,985,110	-	8,985,510
Issuance of common stock and warrants in June 2013 at $1.00 per unit, net of issuance cost	500,011	50	498,361	-	498,411
Exercise of warrants	194,034	19	580,144	-	580,163
Issuance of common stock to service provider	125,001	13	332,487	-	332,500
Issuance of warrants to service provider in May 2013	-	-	286,000	-	286,000
Stock-based compensation	-	-	531,472	-	531,472
Net loss	-	-	-	(5,286,472)	(5,286,472)

Balance as of June 30, 2013 (unaudited)	19,965,079	$1,996	$18,425,233	$(16,585,263)	$(1,841,966)

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars

	Six months ended June 30		Period from August 11, 2011 (inception date) to June 30,
	2013	2012	2013
	Unaudited
Cash flows from operating activities:
Net loss	$(10,513,341)	$(1,438,114)	$(16,585,263)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, warrants and restricted shares	2,862,240	398,781	3,863,882
Issuance cost related to warrants to investors and service provider	-	101,263	258,110
Depreciation	313,702	3,681	338,523
Decrease (increase) in other accounts receivable and prepaid expenses	(207,910)	1,255	(612,013)
Increase in trade payables	371,114	100,078	621,466
Increase in other accounts payable and accrued expenses	349,886	64,228	666,288
Revaluation of warrants	3,799,977	(26,440)	5,390,488
Loss from disposal of fixed assets	2,878	-	2,878

Net cash used in operating activities	(3,021,454)	(795,267)	(6,055,641)

Cash flows from investing activities:
Investment in short-term bank deposits	(105,028)	-	(138,316)
Proceeds of maturities of short-term bank deposit	13,843	-	26,604
Investment in lease deposits	(91,726)	-	(121,728)
Purchase of property and equipment	(1,146,480)	(22,082)	(1,788,665)
Investment in restricted cash	-	-	(13,422)

Net cash used in investing activities	(1,329,391)	(22,082)	(2,035,527)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	9,951,080	915,845	14,921,437
Proceeds from exercise of options and warrants	195,013	-	195,013

Net cash provided by financing activities	10,146,093	915,845	15,116,450

Increase in cash and cash equivalents	5,795,248	98,496	7,025,282
Cash and cash equivalents at beginning of period	1,230,034	908,765	-

Cash and cash equivalents at end of period	$7,025,282	$1,007,259	$7,025,282

Non-cash investing and financing and activities:

Receivable on account of shares	$30,852	$-	$30,852

Purchase of property and equipment	$39,162	$-	$39,162

Conversion of liability related to warrants to common stock	$385,165	$-	$385,165

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. Through its proprietary and patent pending technology, the Companyis seeking to bring laboratory testing capabilities to consumers through the use of smartphones. The Company has not generated revenues to date; accordingly, the Company is considered to be in the development stage as defined in ASC No. 915, "Development stage entities".

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd."), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to perform the research and development activities as well as manufacturing and marketing its product.

b.	On February 14, 2013, a registration statement (the "Initial Registration Statement") covering the public resale of 9,430,162 shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock") (including shares of Common Stock underlying warrants) previously issued in private placements or issuances which occurred in 2011 and 2012 was declared effective by the U.S. Securities and Exchange Commission (“SEC). Commencing on April 9, 2013, the Company received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board and the OTCQB Market operated by OTC Markets Group, Inc. ("OTCQB") under the ticker symbol "DRIO".

On July 24, 2013, another registration statement (the "Second Registration Statement") covering the public resale of 7,936,690 shares of Common Stock, (the "Common Stock") (including shares of Common Stock underlying warrants) previously issued in private placements or issuances which occurred in 2012 and 2013 was declared effective by the SEC (See also Note 5d).

c.	During the six month period ended June 30, 2013, the Company incurred operating losses and negative cash flows from operating activities amounting to $6,672,241 and $3,021,454, respectively. The Company will be required to obtain additional capital resources to maintain its commercialization, research and development activities. The Company plans to address its liquidity needs by seeking additional funding and continuing its efforts to initiate commercial sales of its initial product in Europe as soon as regulatory approvals are achieved in 2013. According to the management estimates and based on the Company's budget, the Company will have sufficient liquidity resources to continue its activity until January 2014.

On May 10, 2013, the Company conducted the final closing of the April-May 2013 Private Placement. In the aggregate, the Company raised the maximum amount of $10 million in the April-May 2013 Private Placement. Net proceeds to the Company from the April-May 2013 Private Placement were approximately $9 million, net of issuance cost. See also Note 5d.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

The Company will seek to raise capital from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financing needed for the long-term development and commercialization of its products.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as disclosed in the Company's Special Financial Report on Form 10-K for the period ended December 31, 2012 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2013, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2013, the Company's consolidated results of operations and the Company's consolidated cash flows for the six and three months ended June 30, 2013. Results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

NOTE 4:-	FAIR VALUE MEASUREMENTS

ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

On March 30, 2012, the Company consummated the final closing of a private placement transaction (the "2011-2012 Private Placement") pursuant to which the investors purchased an aggregate of 2,461,000 shares of Common Stock and warrants to purchase 2,461,000 shares of Common Stock at the exercise price of $1.50 for total consideration of $2,461,000. The placement agent for the 2011-2012 Private Placement was granted warrants to purchase (i) 482,200 shares of common stock at the exercise price of $1.00 per share and (ii) 482,200 shares of common stock at the exercise price of $1.50 per share. The $1.50 exercise price for both the investors warrants and placement agent warrants were adjusted to approximately $1.3 per share due to a certain anti-dilutive issuance (see also Note 5c) and, accordingly, additional warrants to purchase 371,017 and 72,455 shares of Common Stock were granted to such investors and placement agent, respectively.

The Company accounts for such warrants held by investors and the Company's placement agent (each of which include weighted average anti-dilution protection) as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity". The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of operations as financial income or expense.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

In estimating the warrants' fair value, the Company used the following assumptions:

Investors warrants:

	Issuance date	December 31, 2012	March 31, 2013	June 30, 2013

Risk-free interest rate (1)	1.2%	0.51%	0.48%	0.79%
Expected volatility (2)	80%	70%	58.89%	47.23%
Expected life (in years) (3)	5	3.82	3.57	3.33
Expected dividend yield (4)	0	0	0	0
Fair value:
Warrants	$0.39	$0.81	$1.34	$1.69

Placement agent warrants:

	Issuance date	December 31, 2012	March 31, 2013	June 30, 2013

Risk-free interest rate (1)	0.86%	0.41%	0.36%	0.59%
Expected volatility (2)	75%	59%	57.46%	46.63%
Expected life (in years) (3)	3.93	3.25	3	2.75
Expected dividend yield (4)	0	0	0	0
Fair value:
Warrants	$ 0.31-0.32	$ 0.65-0.79	$ 1.26-1.47	$ 1.64-1.87

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the maturity date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2013:

Fair value of liability related to warrants

Balance at January 1, 2012	$664,363
Fair value of warrants to investors and service provider	547,000
Change in fair value of warrants	1,606,378

Balance at December 31, 2012	2,817,741
Change in fair value of warrants	2,135,997

Balance at March 31, 2013 (unaudited)	$4,953,738
Change in fair value of warrants	1,663,980
Exercise of warrants (*)	(385,165)

Balance at June 30, 2013 (unaudited)	$6,232,553

(*)	During May and June, 2013, 141,305 and 71,315 Investors and Placement agent warrants, respectively, were exercised to a total amount of 182,552 Common Stock of the Company (See also Note 5b)

In addition, the Company's financial instruments also include cash and cash equivalents, short-term bank deposits, other accounts receivable, trade payables and other accounts payable and accrued expenses. The fair value of these financial instruments was not materially different from their carrying values as of June 30, 2013 due to the short-term maturity of such instruments.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' EQUITY (DEFICIT)

a.	Stock based compensation:

During February 2013, the Board of Directors and majority stockholders of the Company approved an increase in the size of the Company's 2012 Equity Incentive Plan (the "2012 Plan") from 2,860,000 shares of Common Stock to 5,000,000 shares of Common Stock.

On March 15, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 820,000 and 20,000 options to employees and non-employees, respectively, at an exercise price between $1.44 and $1.35 per share, respectively. Such options to employees and non-employees shall vest over a period of up to 2 years commencing the above date. The options shall have ten year terms, unless otherwise approved by Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

In addition, on March 15, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 600,000 options to purchase shares of Common Stock at an exercise price of $1.50 per share to non-employee directors. These non-qualified options were not issued under the 2012 Plan and are fully vested as of March 31, 2013 and have expiration date which is 10 years from the date of issuance.

Furthermore, on March 15, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved an annual award under a newly adopted Non-Employee Director Remuneration Policy of 25,000 to purchase shares of Common Stock to each non-employee directors of the Company. These non-qualified options were not issued under the 2012 Plan and shall vest quarterly in arrears commencing March 31, 2013. The above award will be granted as of the fiscal year ended December 31, 2013 and for each fiscal year thereafter upon approval of the Compensation Committee of the Board of Directors. The options shall have ten year terms, unless otherwise approved by the Compensation Committee of the Board of Directors.

On June 5, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 640,000 to employees at an exercise price of $3.00 per share.

Upon such approvals, the remaining 1,435,000 options to purchase Common Stock are available for future grants under the 2012 Plan to employees, advisors, consultants and service providers of the Company or its subsidiary.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

The total compensation cost related to all of the Company's equity-based awards, recognized during the period of six and three months ended June 30, 2013 was comprised as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013

Research and development	$171,679	$380,490
Marketing and pre-production costs	80,186	111,840
General and administrative	279,607	1,358,540

Total stock-based compensation expenses	$531,472	$1,850,870

As of June 30, 2013, the total amount of unrecognized stock-based compensation expenses was approximately $1,807,152 which will be recognized over a weighted average period of 0.94 years.

b.	During May and June 2013, 237,844 warrants were exercised. 141,305 warrants with an exercise price of $1.38 were exercised to 141,305 Common Stock for an aggregate amount of $ 194,998. The remaining 96,539 warrants were exercised to 52,729 Common Stock through cash-less exercise.

c.	On February 11, 2013, the Company entered into an addendum to Securities Purchase Agreement that was executed with 13 accredited investors on August 29, 2012 for a Company private placement (the "August 2012 Private Placement") consisting of three tranches for a total of 1,500,036 shares of Common Stock at $1.00 per share and warrants to purchase 1,500,036 shares of Common Stock at $1.00 per share. Such addendum modified the timing for the second and third tranches of such financing and provided that such second tranche would be funded by the 5th business day following the effectiveness of the Registration Statement and the third tranche on or before the 100th day following the date on which both: (i) any registration statement covering the sale or resale of any of the Company's securities is declared effective and (ii) the Company has received a ticker symbol for the Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system. The amount and pricing of the securities to be purchased in such second and third tranches was not modified, and the investors remain irrevocably committed to funding their portions of such tranches. Consequently the funding of the second and third tranches of this financing in the amount of $498,011 and $498,411, net of issuance cost, respectively, occurred on February 21, 2013 and June 26, 2013 and consequently the Company issued a total of 1,000,022 shares of Common Stock and warrants to purchase 1,000,022 shares of Common Stock at $1.00 per share. As of June 30, 2013, $ 30,852 of the third tranche financing were recorded as receivables on account of shares. Of this amount, $18,511 were received during July 2013.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' EQUITY (DEFICIT) (Cont.)

The $1.00 price per share in the second and third tranches of the August 2012 Private Placement triggered anti-dilution protection for investors in the 2011-2012 Private Placement. Accordingly, the exercise price for the investor and placement agent warrants issued in the 2011-2012 Private Placement of $1.42 (which had been adjusted from $1.50 to $1.42 as a result of the funding of the first tranche of the August 2011 Private Placement) was further adjusted to approximately $1.30 per share and, accordingly, additional warrants to purchase 232,369 and 45,289 shares of Common Stock were granted to the investors and placement agent, respectively.

d.	On March 29, 2013, the Company commenced a private placement offering (the "April-May 2013 Private Placement") to accredited investors of up to $10 million in the form of 40 units composed of an aggregate of 4,000,000 shares of Common Stock and warrants (the “Warrants”) to purchase 2,000,000 shares of Common Stock. Each unit was priced at $250,000 per unit, or $2.50 for one share of Common Stock and 0.5 of a Warrant. The Warrants have an exercise price of $5.00 per share and expire on April 4, 2016. The Warrants contain standard anti-dilution protection clauses and therefore will be classified as equity. Partial units were sold, and the units were not issued as separate securities of the Company.

On May 10, 2013, the Company conducted the final closing of the April-May 2013 Private Placement. In the aggregate, the Company raised the maximum amount of $10 million in the April-May 2013 Private Placement. Net proceeds to the Company from the April-May 2013 Private Placement were approximately $9 million, net of issuance cost.

In connection with the April-May 2013 Private Placement, the Company engaged an exclusive placement agent to assist in selling the units. Such agent is entitled to receive compensation for services rendered in the form of a cash fee and a non-accountable expense allowance as certain percentage of the gross proceeds raised at each closing of the April-May 2013 Private Placement, and warrants (substantially similar to the Warrants but with a cashless exercise feature) equal to a percentage of the securities sold as well as percentage from the warrants issued to the investors in the April-May 2013 Private Placement, of which part of are exercisable at an exercise price of $2.50 per share and the second part are exercisable at an exercise price of $5.00 per share immediately upon issuance. The placement agent warrants expire on April 4, 2016 and contain standard anti-dilution protection clauses and therefore were classified as equity.

According to the private placement documents for the April-May 2013 Private Placement, the Company, on a commercially reasonable efforts basis, is required to file a registration statement covering the public resale of the shares of Common Stock and Common Stock underlying the Warrants issued in the April-May 2013 Private Placement (the "Registrable Shares") within 60 days of the final closing of the April-May 2013 Private Placement and to cause such registration statement to become effective within 90 days after such filing.

Failure to comply with the above registration requirements (the "Registration Failure"), or to maintain the effectiveness and use thereof for a period no less than the date that the investors are able to sell 100% of their Registrable Shares (the "Effectiveness Failure") in a single day on any day during a consecutive three month period, shall trigger certain liquidated damages. In the event that a Registration Failure or an Effectiveness Failure,

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' DEFICIT (Cont.)

the Company shall pay to each investor, as liquidated damages, an amount equal to one-half of one percent per month (prorated for each day of non-compliance) of the purchase price paid by such investor which shall continue for and be paid each month until the Registration Failure or Effectiveness Failure is cured, up to a maximum amount of six percent of the investment amount.

A registration statement covering the Registrable Shares was submitted to the SEC on July 10, 2013, and such registration statement was declared effective on July 24, 2013.

e.	Following Note 8h to the Company's consolidated financial statements in the Company’s Special Financial Report on Form 10-K for the period ended December 31, 2012, on March 5, 2013, the Company amended the Consulting Agreement with SLD Capital Corp. pursuant to which the remaining 166,668 unvested shares of Common Stock as to future strategic advisory consultancy services will be accelerated such that beginning for the month of such services commencing February 1, 2013, the above service provider shall receive 4 monthly issuances of 41,667 shares of Common Stock per month in arrears, with the final monthly issuance to occur as of June 5, 2013 for the monthly period ending May 30, 2013.

The related cost of the 208,334 and 125,001 shares that were vested through the period of six and three months ended June 30, 2013, respectively, was $487,870 and $332,500, respectively, and recorded as part of general and administrative expenses.

In addition, as further consideration for such services to be provided under the consulting agreement, the Company issued to the service provider, as of March 5, 2013, two warrants to purchase shares of Common Stock which composed of:

1.	250,000 warrants to purchase up to an aggregate of 250,000 shares of Common Stock at a per share exercise price of $1.50 at any time prior to two year anniversary since the date in which the Company has received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system (the "Effective Date") (See also Note 1b). For the period of six and three months ended June 30, 2013 the Company recorded expenses in the amount of $237,500 and none, respectively, as part of general and administrative expenses with relation to these warrants.

2.	200,000 warrants to purchase up to an aggregate of 200,000 shares of Common Stock at a per share exercise price of $1.50 that will vest at any time prior to 18 month anniversary since the Effective Date and as long as the Company will have at least 200 record beneficial owners of Common Stock. As of May 10, 2013 the Company had reached the 200 record beneficial owners threshold and therefore during the period of three months ended June 30, 2013 the Company recorded expenses in the amount of $ 286,000 as part of general and administrative expenses with relation to these warrants.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA

General and administrative:

	Three months ended June 30		Six months ended June 30		Period from August 11, 2011 (inception date) to June 30, 2013
	2013		2013	2012
	Unaudited

Payroll, office and related	$276,214	$184,655	$534,254	$346,049	$1,570,511
Legal and professional fees	336,228	66,335	468,626	101,424	823,048
Stock-based compensation	279,607	166,211	1,358,540	292,804	1,748,943
Issuance of Common Stock and warrants to service provider	618,500	-	1,011,370	-	1,448,869
Other	5,657	-	47,141	-	162,534

Total General and administrative	$1,516,206	$417,201	$3,419,931	$740,277	$5,753,905

NOTE 7:-	SUBSEQUENT EVENTS

1.	On July 30, 2013, the Israeli Parliament (the Knesset) approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which consists, among others, of fiscal changes whose main aim is to enhance long-term collection of taxes. These changes include, among others, raising the Israeli corporate tax rate from 25% to 26.5%, cancelling the lowering of the tax rates applicable to preferred enterprises (9% in development area A and 16% in other areas), taxing revaluation gains and increasing the tax rates on dividends within the scope of the Law for the Encouragement of Capital Investments to 20% effective from January 1, 2014. The Company estimates that the effect of the change in tax rates will not lead to material change in the amounts on the consolidated financial statements.

2.	On August 9, 2013, the Company's Board of Directors approved the following management changes:

a.	The Company’s chairman and chief executive officer has assumed the new position of executive chairman.

b.	The Company’s vice president of research and development has been named president and chief executive officer of the Company and Ltd. and will be responsible for the overall management of the Company.

c.	The president and chief operating officer is leaving the Company to pursue other business interests but is anticipated to remain a strategic consultant to the Company in the months following his departure.

The Company’s Board of Directors has delegated authority to the Compensation Committee of the Board of Directors to determine and approve the memorialization of the economic arrangements with the foregoing individuals.

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

Warrant liability

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Binomial model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of operations as financial income or expense. Exercised warrants are being measured at fair value as of their exercise date and subsequently reclassified from liability to additional paid in capital.

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

Our net loss for the second quarter of 2013 includes stock-based compensation costs in the amount of $486,295 as compared to $184,588 for the same period in 2012 or $1,763,547 for the first six months of 2013 as compared to $311,181 for the same period in 2012.

We apply ASC 718 and ASC 505-50 “Equity-Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

In connection with options granted to non-employees for services received for the second quarter of 2013 and 2012, and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of $45,177 and $87,600, respectively, or $87,323 and $87,600 for the first six months of 2013 and 2012, respectively, which represent the fair value of non-employee options grants. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, was re-measured using the then current fair value of our common shares.

Production Equipment

Capitalization of Costs. During 2012 and 2013, we have made certain investments in production equipment associated with our Dario product. We capitalize direct incremental costs of a third party manufacturer related to such production equipment. We cease construction cost capitalization relating to our production equipment once it is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and / or improve the performance of the production equipment are capitalized.

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

Results of Operations

Three and six months ended June 30, 2013 and 2012:

Revenues

For the period of three and six months ended June 30, 2013 and 2012 we did not generate any revenues.

Cost of Revenues

For the period of three and six months ended June 30, 2013 and 2012 we did not generate any cost of revenues from operations.

Research and Development Expenses

Our research and development expenses increased to $1,415,805 for the second quarter of 2013 from $449,148 for the second quarter of 2012. Research and development expenses increased to $2,091,219 for the first six months of 2013 from $620,818 for the first six months of 2012. This increase was mainly due to recruitment of new employees, production expenses which were not capitalized and inventory expenses which were deferred to the second quarter of 2013 due to clinical trials performed during such period.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario product and related software application, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Marketing and pre-production costs

Our marketing and pre-production costs increased to $664,063 for the second quarter of 2013 from none for the second quarter of 2012. Marketing and pre-production costs increased to $1,161,091 for the first six months of 2013 from none for the first six months of 2012. This increase is mainly due to recruitment of new employees, production equipment depreciation, payments to certain contractors, related travel and payment for several marketing matters.

Marketing and pre-production costs consist mainly of payroll expenses of marketing and pre–production employees, travel of such employees, trade show expenses, depreciation of our production equipment and facilities expenses associated with and allocated to marketing and pre-production.

General and Administrative Expenses

Our general and administrative costs increased to $1,516,206 for the second quarter of 2013 from $417,201 for the second quarter of 2012. General and administrative costs increased to $3,419,931 for the first six months of 2013 from $740,277 for the first six months of 2012. This increase is mainly due to option compensation expenses for option issuances to employees and directors, office related expenses and legal, accounting and other professional expenses.

Our general and administrative expenses consist mainly of payroll expenses for management and employees, accounting and legal fees, expenses related to investor relations, as well as our office expenses.

Finance Expenses, net

Our finance expenses, net increased to $1,690,398 for the second quarter of 2013 from $881 for the second quarter of 2012. Finance expenses, net increased to $3,841,100 for the first six months of 2013 from $77,018 for the first six months of 2012. This increase is mainly due to revaluation of warrants to investors and a service provider, that are recorded as liability and presented at fair value each reporting period, and issuance cost related to warrants to investors and such service provider.

Net loss

Net loss for the three and six months periods ended June 30, 2013 was $5,286,472 and $10,513,341, respectively. Net loss for the three and six months periods ended June 30, 2012 was $867,230 and $1,438,113, respectively.

Plan of Operation

We expect to begin to generate revenues following receipt of applicable regulatory approvals in Europe in 2013. Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operation is to continue the development of our product and technology and to move from initial production to mass production of the Dario product.

We expect to incur a minimum of approximately $8 million in expenses in order to effectuate our business for the next 12 months. During such period, we expect (subject to obtaining regulatory approvals) to commercially launch Dario, first in Europe. In support of this goal, we estimate that such $8 million in expenses will be utilized to fund the following activities:

•	initial and ramp up of mass production, marketing and sales efforts related to Dario devices and test strips;

•	continued product development and related activities (including costs associated with our now completed clinical trials and costs of application development and data storage capabilities as well as any necessary design modifications);

•	continued work on registration of our patents worldwide;

•	regulatory matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

As of June 30, 2013 we had $7,025,282 in cash and cash equivalents.

According to our management’s estimates, based on our budget, and assuming that initial commercial sales will not commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activity at least until the end of January 2014. However, if we are required to incur additional pre-production or other costs such those related to design modifications, increases in general administrative expenses such as increased personnel or continued regulatory compliance, and if we are unable to obtain additional capital resources, we will not be able to continue activities at current levels or at all beyond the end of January 2014.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur during 2013, we will need to seek additional capital to fund (i) further development and, if needed, testing of our initial product and its related application and data storage components, (ii) our efforts to obtain regulatory approvals necessary to be able to commercially launch such product, (iii) expenses which will be required in order to start production of our product, (iv) sales and marketing efforts and (v) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to obtain regulatory approval for, and commercially launch, Dario in the jurisdictions and in the timeframes we expect.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer (currently our Executive Chairman) and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Control deficiencies could result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. However, our management believes that the significant deficiencies identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the significant deficiencies had any effect on the accuracy of our financial statements included as part of this Report.

We only became subject to public reporting requirements in February 2013. However, we are committed to improving our financial organization and establishing proper controls and procedures. As part of this commitment:

(i)        We have an independent audit committee of our board of directors who are overseeing our management’s creation of controls and procedures;

(ii)        In April 2013, we hired a corporate controller with auditing and SEC reporting experience and technical accounting expertise, which we believe will create an appropriate segregation of duties within our organization and add appropriate expertise to our accounting function;

(iii)        In May 2013, we engaged with an outside accounting consultant to assist us in establishing and implement proper disclosure controls and procedures and internal controls over financial reporting.

(iv)        In July 2013, we engaged with a third party internal auditor to help test our controls and procedures and assess our financial statement preparation capabilities.

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

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Special Financial Report on Form 10-K for the year ended December 31, 2012 as well as in the Registration Statement on Form S-1 that was declared effective on July 24, 2013 (the “2013 Resale S-1”) filed with the SEC except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Our 2011-2012 Private Placement

On October 27, 2011, we conducted the initial closing of a private placement offering (which we refer to herein as our 2011-2012 Private Placement) of an aggregate of 2,461,000 shares of our common stock at a purchase price of $1.00 per share and warrants to purchase an aggregate of 2,461,000 shares of our common stock with an exercise price of $1.50 per share out of which 130,000 warrants (141,305 warrants after anti-dilutive adjustments as describe below) were exercised as of June 30, 2013. The remaining outstanding warrants are exercisable at any time within five (5) years from October 27, 2011. The $1.50 exercise price was adjusted to $1.30 per share due to the August 2012 Private Placement described below and the number of shares of common stock underlying such warrants was adjusted upward by 371,017 shares in the aggregate as a result of the completion of all three tranches of the August 2012 Private Placement as described below.

The final closing of the 2011-2012 Private Placement occurred on March 30, 2012. There were a total of 45 accredited investors in the 2011-2012 Private Placement. Spencer Trask Ventures, Inc. (who we refer to herein as Spencer Trask), acted as the placement agent for the 2011-2012 Private Placement. The gross proceeds to us from the 2011-2012 Private Placement were $2.461 million. We have registered the shares of common stock, and shares of common stock underlying the warrants, issued in the 2011-2012 Private Placement for public resale by the selling stockholders named herein and their assigns pursuant to a registration statement which was declared effective on February 14, 2013.

As part of its compensation for acting as placement agent for the 2011-2012 Private Placement, we issued warrants to Spencer Trask and its designees to purchase an aggregate of 482,200 shares of common stock with an exercise price of $1.00 and additional warrants to purchase an aggregate of 482,200 shares of common stock with an exercise price of $1.50 per share (subsequently adjusted downward to $1.30) out of which 39,750 and 29,040 (31,565 warrants after anti-dilutive adjustments as describe below), respectively, were exercised as of June 30, 2013. Such remaining outstanding warrants contain a “cashless exercise” feature and are exercisable at any time prior to April 8, 2016. We are not registering the shares of common stock underlying the warrants issued to Spencer Trask for public resale. Due to the completion of all three tranches of the August 2012 Private Placement described below, the shares underlying Spencer Trask’s warrants were increased by 72,455 shares in the aggregate.

Total received upon the exercise of warrants from the 2011-2012 Private Placement as of June 30, 2013 amounted to $ 195,000.

Our August 2012 Private Placement

On August 31, 2012, we consummated a private placement transaction (which we refer to as the August 2012 Private Placement) with 13 accredited investors, including existing stockholders of our company. Pursuant to this financing, and following the first tranche, we issued an aggregate of 500,014 shares of our common stock at a price equal to $1.00 per share (for gross proceeds of $500,014) and issued warrants to purchase an aggregate of 500,014 shares of our common stock with an exercise price of $1.00 per share.

In addition, the investors in the August 2012 Private Placement irrevocably committed to purchase an additional 1,000,022 shares of common stock in the aggregate at $1.00 per share and warrants to purchase an aggregate of 1,000,022 shares of our common stock with an exercise price of $1.00 per share, for gross proceeds of $1,000,022. Such purchases were agreed to take place in two tranches (each consisting of 500,011 shares and 500,011 warrants): the first on the 90th day following the date (which we refer to as the Funding Trigger Date) as of which both: (A) registration statement covering the shares of our common stock issued and underlying warrants issued in our August 2012 Private Placement has been declared effective by the Securities and Exchange Commission and (B) we have received a ticker symbol for our common stock and caused our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system and the second on the 180th day following the Funding Trigger Date. To evidence this irrevocable commitment, each investor executed a promissory note in our favor to fund for their pro rata portion of the additional investments as of the foregoing dates. The total gross proceeds from the August 2012 Private Placement assuming funding of all three tranches are $1,500,036, not including any potential warrant exercises. No placement agents were utilized in connection with the August 2012 Private Placement.

One-half of the warrants issued in the August 2012 Private Placement have an exercise period ending on April 8, 2014, and the exercise period for the remaining one-half of the warrants ends on April 8, 2015.

On February 11, 2013, in order to ensure the compliance of the August 2012 Private Placement with the requirements of the federal securities laws, we entered into an Addendum with the investors in the August 2012 Private Placement. The Addendum modifies the timing for the second and third tranche of the August 2012 private placement and provides that such second tranche will be funded by the 5th business day following the effectiveness of our Form S-1 declared on February 14, 2013 (the “Initial Form S-1”)and the third tranche on or before the 100th day following the date (which was April 8, 2013) on which both: (i) any registration statement covering the sale or resale of any of our securities is declared effective and (ii) we have received a ticker symbol for our common stock and caused our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system. The amount and pricing of the securities to be purchased in such second and third tranche was not modified, and the investors remain irrevocably committed to funding their portions of such tranches. As a result of the foregoing, the third tranche was due to be funded by no later than July 17, 2013.

On February 21, 2013, the investors in our August 2012 Private Placement funded the second tranche of their investment. As a result, we issued an aggregate of 500,011 shares of our common stock at a price equal to $1.00 per share (for gross proceeds of $500,011) and issued warrants to purchase an aggregate of 500,011 shares of our common stock with an exercise price of $1.00 per share.

On June 26, 2013, we consummated the third tranche of the August 2012 Private Placement and issued 500,011 shares of our common stock at a price equal to $1.00 per share (for gross proceeds of $500,011) and issued warrants to purchase an aggregate of 500,011 shares of our common stock with an exercise price of $1.00 per share.

All of the warrants issued in the August 2012 private placement remain outstanding as of the date of June 30, 2013.

We registered the shares of common stock, and shares of common stock underlying the warrants, in the first and second tranche of 2012 of August 2012 Private Placement and in the third tranche of August 2012 Private Placement for public resale by the selling stockholders named herein and their assigns in the Initial Form S-1 and the 2013 Resale S-1, respectively.

Our October 2012 Private Placement

On October 17, 2012, we consummated a final closing of a separate private placement transaction (which we refer to as the October 2012 Private Placement) with 44 accredited investors, including existing stockholders of our company. Pursuant to this financing, we issued an aggregate of 1,795,009 shares of our common stock at a price equal to $1.50 per share (for gross proceeds of $2,692,513). We utilized the services of four FINRA member broker-dealers as finders for this private placement, including Spencer Trask, and we paid commissions to such finders equal to 10% of the funds they each raised in cash and warrants to purchase an aggregate of 179,502 shares of our common stock out of which 25,224 warrants were exercised upon a cashless exercise as describe below as of June 30, 2013. Such remaining outstanding finder warrants contain a “cashless exercise” feature and are exercisable at any time prior to October 16, 2015. We are not registering the shares of common stock underlying the finder warrants for public resale.

We have registered the shares of common stock issued in the October 2012 Private Placement for public resale by the selling stockholders named herein and their assigns pursuant to a registration statement that was declared effective on February 14, 2013.

Our May 2013 Private Placement

On May 10, 2013, we consummated a final closing of a separate private placement transaction (which we refer to as the May 2013 Private Placement) with 126 accredited investors, including existing stockholders of our company. Pursuant to this financing, an aggregate of 40 units of the Company were offered and sold for gross proceeds of $10,000,000. Each unit consisted of 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock. Each unit was priced at $250,000 per unit, or $2.50 for one share of common stock and 0.5 of a warrant. The warrants have an exercise price of $5.00 per share and expire on April 4, 2016. In the aggregate, 4,000,000 shares of Common Stock and warrants to purchase 2,000,000 shares of common stock were issued in the May 2013 Private Placement.

Aegis Capital Corp. (“Aegis”) acted as the placement agent for the May 2013 Private Placement, and Aegis utilized the services of FINRA member sub-agents. We paid to Aegis or its sub-agents an aggregate cash fee and non-accountable allowance of $950,000 and issued to Aegis or its designees warrants (substantially similar to the warrants issued to investors in the May 2013 Private Placement, but containing a cashless exercise feature) to purchase an aggregate of 400,000 shares of our common stock at $2.50 per share and additional warrants to purchase 200,000 shares of our common stock at $5.00 per share.  The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. On our 2013 Resale S-1, we registered the shares of common stock issued in the May 2013 Private Placement for public resale by the selling stockholders named therein and their assigns.

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

On March 5, 2013, we amended certain terms of such consulting agreement with SLD Capital. Pursuant to the amendment, SLD Capital shall receive four (4) monthly issuances of 41,667 shares of common stock per month in arrears with the finally monthly issuance to occur as of June 5, 2013 for the monthly period ending May 30, 2013. In addition, SLD Capital Corp. received two series of warrants to purchase (i) 250,000 shares of our common stock at an exercise price of $1.50 and exercisable at any time prior to two years anniversary of the date that we have received a ticker symbol for our common stock and caused our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar system (which date was April 8, 2013), and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and exercisable from and after the date that we have two hundred (200) or more record and/or beneficial owners of our common stock. SLD Capital is entitled to “piggy-back” registration rights with respect to the shares of common stock underlying such warrants. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. In our 2013 Resale S-1, we registered 166,668 shares of common stock and 450,000 shares of common stock underlying the warrants referred to above previously issued under this consulting agreement for public resale by SLD Capital and its assigns.

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

Date: August 14, 2013	LabStyle Innovations Corp.

By: /s/ Oren Fuerst
	Name:	Oren Fuerst
	Title:	Executive Chairman

By: /s/ Mordechi Hershkowitz
	Name:	Mordechi (Motty) Hershkowitz
	Title:	Chief Financial Officer, Secretary and Treasurer

