Form 10-Q
period 2013-09-30
LabStyle Innovations Corp.
filed 2013-11-12
CIK 1533998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, the registrant had 20,067,937 shares of common stock outstanding.

LabStyle Innovations Corp. and Subsidiary

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		-ii-

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2013 and 2012, for nine month ended September 30, 2013 and 2012 and the period from inception (August 11, 2011) to September 30, 2013	3

	Statement of Changes in Stockholders’ Deficit (unaudited) for the period from inception (August 11, 2011) to September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012 and the period from inception (August11, 2011) to September 30, 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among others:

•	our ability to produce, market and generate sales of our DarioTM product;

•	our ability to develop and introduce new products;

•	our ability to obtain regulatory certificates and clearances required for DarioTM or any new products we may develop;

•	our ability to obtain intellectual property protection for our inventions;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock and operate as a public company.

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

-ii-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars

	September 30,	December 31,
	2013	2012
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,467,829	$1,230,034
Restricted cash	14,239	13,422
Short-term bank deposits	93,861	21,566
Other accounts receivable and prepaid expenses	586,686	401,522

Total current assets	5,162,615	1,666,544

LEASE DEPOSIT	121,538	31,545

PROPERTY AND EQUIPMENT, NET	1,372,126	617,364

Total assets	$6,656,279	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars (except stock and stock data)

	September 30,	December 31,
	2013	2012
	Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Trade payables	$554,856	$250,352
Other accounts payable and accrued expenses	533,735	316,403

Total current liabilities	1,088,591	566,755

LIABILITY RELATED TO WARRANTS (Note 4)	6,406,680	2,817,741

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIT (Note 5):
Common Stock of $0.0001 par value - Authorized: 45,000,000 shares at September 30, 2013 and December 31, 2012; Issued: 19,998,654 (unaudited) and 14,547,689 shares at September 30, 2013 and December 31, 2012, respectively; Outstanding: 19,998,654 (unaudited) and 14,547,689 shares at September 30, 2013 and December 31, 2012, respectively	1,999	1,454
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2013 and December 31, 2012; Issued: None at September 30, 2013 and December 31, 2012; Outstanding: None at September 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	19,216,234	5,001,425
Deficit accumulated during the development stage	(20,057,225)	(6,071,922)

Total stockholders' deficiency	(838,992)	(1,069,043)

Total liabilities and stockholders' deficiency	$6,656,279	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars (except stock and stock data)

	Three months ended September 30		Nine months ended September 30		Period from August 11, 2011 (inception date) to September
	2013	2012	2013	2012	30, 2013
	Unaudited		Unaudited
Operating expenses:
Research and development	$1,077,891	$391,269	$3,169,110	$1,012,087	$4,748,270
Marketing and pre-production costs	763,317	128,171	1,924,408	128,171	2,220,395
General and administrative (Note 6)	1,397,365	503,776	4,817,296	1,244,053	7,151,270

Total operating loss	3,238,573	1,023,216	9,910,814	2,384,311	14,119,935

Revaluation of warrants (Note 4)	191,898	2,033,217	3,991,875	2,006,777	5,582,386
Issuance cost related to warrants to investors and service provider	-	-	-	101,263	257,360
Other financial expense	41,491	(278)	82,614	1,917	97,544

Financial expenses, net	233,389	2,032,939	4,074,489	2,109,957	5,937,290

Net loss	$3,471,962	$3,056,155	$13,985,303	$4,494,268	$20,057,225

Net loss per share

Basic and diluted loss per share	$(0.17)	$(0.25)	$(0.79)	$(0.38)

Weighted average number of common stock used in computing basic and diluted net loss per share	19,972,409	12,167,528	17,757,793	11,676,809

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
U.S. dollars (except stock and stock data)

	Common stock		Additional paid-in	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	stage	(deficit)

Balance as of August 11, 2011 (inception date)	-	$-	$-	$-	$-

Issuance of common stock to founders upon inception date at par value	6,500,000	650	-	-	650
Issuance of common stock to accredited investors upon inception date at par value	2,000,000	200	9,800	-	10,000
Issuance of common stock to founders in October 2011 at par value	1,000,000	100	-	-	100
Issuance of common stock in October and November 2011 at $0.61 per stock, net of issuance cost	1,140,000	114	481,376	-	481,490
Issuance of common stock in December 2011 at $0.62 per stock, net of issuance cost	190,000	19	86,234	-	86,253
Net loss	-	-	-	(385,349)	(385,349)

Balance as of December 31, 2011	10,830,000	1,083	577,410	(385,349)	193,144

Issuance of common stock in February and March 2012 at $0.63 per stock, net of issuance cost	1,131,000	113	539,996	-	540,109
Issuance of common stock and warrants in August 2012 at $1.00 per unit, net of issuance cost	500,014	50	498,107	-	498,157
Issuance of common stock in September and October 2012 at $1.50 per stock, net of issuance cost	1,795,009	179	2,384,299	-	2,384,478
Issuance of common stock to service provider	291,666	29	437,470	-	437,499
Stock-based compensation	-	-	564,143	-	564,143
Net loss	-	-	-	(5,686,573)	(5,686,573)

Balance as of December 31, 2012	14,547,689	1,454	5,001,425	(6,071,922)	(1,069,043)

Issuance of common stock and warrants in February 2013 at $1.00 per unit, net of issuance cost	500,011	50	497,961	-	498,011
Issuance of common stock and warrants in April and May 2013 at $2.50 per unit, net of issuance cost	4,000,000	400	8,985,110	-	8,985,510
Issuance of common stock and warrants in June 2013 at $1.00 per unit, net of issuance cost	500,011	50	498,361	-	498,411
Issuance of common stock to service provider	208,334	21	487,849	-	487,870
Issuance of warrants to service provider	-	-	523,500	-	523,500
Employee options exercised on January 6 2013	15,000	2	13	-	15
Exercise of warrants	227,609	22	628,529	-	628,551
Stock-based compensation	-	-	2,593,486	-	2,593,486
Net loss	-	-	-	(13,985,303)	(13,985,303)

Balance as of September 30, 2013 (unaudited)	19,998,654	$1,999	$19,216,234	$(20,057,225)	$(838,992)

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars

	Nine months ended September 30		Period from August 11, 2011 (inception date) to September
	2013	2012	30, 2013
	Unaudited
Cash flows from operating activities:
Net loss	$(13,985,303)	(4,494,268)	$(20,057,225)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, warrants and restricted shares	3,604,856	481,048	4,606,449
Issuance cost related to warrants to investors and service provider	-	101,263	258,110
Depreciation	577,653	6,748	602,474
Increase in other accounts receivable and prepaid expenses	(155,942)	(77,280)	(560,019)
Increase in trade payables	275,600	187,691	525,952
Increase in other accounts payable and accrued expenses	217,332	268,766	533,735
Revaluation of warrants	3,991,875	2,006,777	5,582,386

Net cash used in operating activities	(5,473,929)	(1,519,255)	(8,508,138)

Cash flows from investing activities:
Investment in short-term bank deposits	(105,028)	(19,851)	(138,316)
Proceeds of maturities of short-term bank deposit	35,408	-	48,170
Investment in lease deposits	(105,589)	-	(135,591)
Purchase of property and equipment	(1,308,273)	(33,645)	(1,950,458)
Investment in restricted cash	-	-	(13,422)

Net cash used in investing activities	(1,483,482)	(53,496)	(2,189,617)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	9,969,591	1,484,003	14,939,969
Proceeds from exercise of options and warrants	225,615	-	225,615

Net cash provided by financing activities	10,195,206	1,484,003	15,165,584

Increase (decrease) in cash and cash equivalents	3,237,795	(88,748)	4,467,829
Cash and cash equivalents at beginning of period	1,230,034	908,765	-

Cash and cash equivalents at end of period	4,467,829	$820,017	4,467,829

Non-cash investing and financing and activities:

Receivable on account of shares	$12,341	$1,050,074	$12,341

Purchase of property and equipment	$28,904	$-	$28,904

Conversion of liability related to warrants to common stock	$402,936	$-	$402,936

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 1:-	GENERAL

a.
LabStyle Innovations Corp. (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. The Company is developing and commercializing patent-pending technologies to provide consumers with laboratory-testing capabilities using smart phones and other mobile devices.  The Company’s initial product, Dario™, is a mobile, cloud-based, diabetes management platform which includes a pocket-sized blood glucose monitoring device that integrates with smart phones. The Company has not generated revenues to date; accordingly, the Company is considered to be in the development stage as defined in ASC No. 915, "Development stage entities".

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd."), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

On September 23, 2013, the Company announced the receipt of CE Mark certification to market Dario™.  The receipt of the CE Mark allows the Company to market and sell Dario™ in the European Union and facilitates the registration of Dario™ in several countries worldwide subject to receipt of relevant approvals.  The Company is planning for other regulatory filings in other jurisdictions, including the United States.

b.
On February 14, 2013, a registration statement (the "Initial Registration Statement") covering the public resale of 9,430,162 shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock") (including shares of Common Stock underlying warrants) previously issued in private placements or issuances which occurred in 2011 and 2012 was declared effective by the U.S. Securities and Exchange Commission ("SEC"). Commencing on April 9, 2013, the Company received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board and the OTCQB Market operated by OTC Markets Group, Inc. ("OTCQB") under the ticker symbol "DRIO". On October 28, 2013 and November 6, 2013, the Company filed its first and second Post Effective Amendment, respectively, with respect to the Initial Registration Statement. The Post Effective Amendments were declared effective by the SEC on November 6, 2013.

c.
On July 24, 2013, another registration statement (the "Second Registration Statement") covering the public resale of 7,936,690 shares of Common Stock, (the "Common Stock") (including shares of Common Stock underlying warrants) previously issued in private placements or issuances which occurred in 2012 and 2013 was declared effective by the SEC (See also Note 5b).

d.	On August 9, 2013, the Company's Board of Directors approved the following management changes:

1.	The Company’s chairman and chief executive officer assumed the new position as the Company's executive chairman and ceased to serve as chief executive officer.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
  (Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 1:-	GENERAL

2.	The Company’s vice president of research and development was named president and chief executive officer of the Company and Ltd. and will be responsible for the overall management of the Company.

3.
The Company’s president and chief operating officer as of August 9, 2013 (the "Prior President and COO") left the Company to pursue other business interests and thereafter entered into a separation agreement (the "Separation Agreement") with the Company. In accordance with the Separation Agreement, the parties have agreed to terminate the employment agreement with the Prior President and COO, effective as of February 11, 2014 (the "Termination Effective Date”). Consequently, until the Termination Effective Date the employee will be entitled to receive all benefits in accordance with his personal employment agreement.

e.
During the nine month period ended September 30, 2013, the Company incurred operating losses and negative cash flows from operating activities amounting to $9,910,814 and $5,473,929, respectively. The Company will be required to obtain additional capital resources to maintain its commercialization, research and development activities. The Company plans to address its liquidity needs by seeking additional funding and by continuing its efforts to initiate commercial sales. According to management estimates and based on the Company's budget, the Company has sufficient liquidity resources to continue its planned activity into March 2014.

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

The accompanying unaudited interim consolidated financial statements as of September 30, 2013, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2013, the Company's consolidated results of operations and the Company's consolidated cash flows for the nine and three months ended September 30, 2013. Results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

On March 30, 2012, the Company consummated the final closing of a private placement transaction (the "2011-2012 Private Placement") pursuant to which the investors purchased an aggregate of 2,461,000 shares of Common Stock and warrants to purchase 2,461,000 shares of Common Stock at the exercise price of $1.50 for total consideration of $2,461,000. The prior placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 482,200 shares of common stock at the exercise price of $1.00 per share and (ii) 482,200 shares of common stock at the exercise price of $1.50 per share. The $1.50 exercise price for both the investors warrants and placement agent warrants were adjusted to approximately $1.30 per share due to a certain anti-dilutive issuance (see also Note 5a) and, accordingly, additional warrants to purchase 371,017 and 72,455 shares of Common Stock were granted to such investors and the placement agent and its designees, respectively.

The Company accounts for such warrants (each of which include weighted average anti-dilution protection) as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity". The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of operations as financial income or expense.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors warrants:

	Issuance date	December 31, 2012	September 30, 2013
Risk-free interest rate (1)	1.2%	0.51%	0.63%
Expected volatility (2)	80%	70%	48.28%
Expected life (in years) (3)	5	3.82	3.07
Expected dividend yield (4)	0	0	0
Fair value:
Warrants	$0.39	$0.81	$1.74

Placement agent warrants:

	Issuance date	December 31, 2012	September 30, 2013
Risk-free interest rate (1)	0.86%	0.41%	0.48%
Expected volatility (2)	75%	59%	49.63%
Expected life (in years) (3)	3.93	3.25	2.5
Expected dividend yield (4)	0	0	0
Fair value:
Warrants	$0.31-0.32	$0.65-0.79	$1.7-1.93

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

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

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2013:

Fair value of liability related to warrants

Balance at January 1, 2012	$664,363
Fair value of warrants to investors and service provider	547,000
Change in fair value of warrants	1,606,378

Balance at December 31, 2012	2,817,741
Change in fair value of warrants	3,991,875
Exercise of warrants (*)	(402,936)

Balance at September 30, 2013 (unaudited)	$6,406,680

(*)
During the nine month ended September 30, 2013, investors and placement agent designees exercised a total of 141,305 and 81,466 warrants, respectively, for an aggregate amount of 190,113 shares of Common Stock (See also Note 5d).

In addition, the Company's financial instruments also include cash and cash equivalents, short-term bank deposits, other accounts receivable, trade payables and other accounts payable and accrued expenses. The fair value of these financial instruments was not materially different from their carrying values as of September 30, 2013 due to the short-term maturity of such instruments.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' DEFICIT

a.
On February 11, 2013, the Company entered into an addendum to Securities Purchase Agreement that was executed with 13 accredited investors on August 29, 2012 for a Company private placement (the "August 2012 Private Placement") consisting of three tranches for a total of 1,500,036 shares of Common Stock at $1.00 per share and warrants to purchase 1,500,036 shares of Common Stock at $1.00 per share.  Such addendum modified the timing for the second and third tranches of such financing. Consequently the funding of the second and third tranches of this financing in the amount of $498,011 and $498,411, net of issuance cost, respectively, occurred on February 21, 2013 and on June 26, 2013 and as a result the Company issued a total of 1,000,022 shares of Common Stock and warrants to purchase 1,000,022 shares of Common Stock at $1.00 per share.

The $1.00 price per share in the second and third tranches of the August 2012 Private Placement triggered anti-dilution protection for investors in the 2011-2012 Private Placement.  Accordingly, the exercise price for the investor and placement agent warrants issued in the 2011-2012 Private Placement of $1.42 (which had been adjusted from $1.50 to $1.42 as a result of the funding of the first tranche of the August 2011 Private Placement) was further adjusted to approximately $1.30 per share and, accordingly, additional warrants to purchase 232,369 and 45,289 shares of Common Stock were granted to the investors and the placement agent and its designees, respectively.

b.
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

In connection with the April-May 2013 Private Placement, the Company engaged an exclusive placement agent to assist in selling the units. Such agent received compensation for services rendered in the form of a cash fee and a non-accountable expense allowance of a certain percentage of the gross proceeds raised at each closing of the April-May 2013 Private Placement, and warrants (substantially similar to the Warrants but with a cashless exercise feature) equal to 10% of the Common Stock  as well as 10%  of the Warrants issued in the April-May 2013 Private Placement, of which are exercisable at an exercise price of $2.50 per share and $5.00 per share, respectively upon issuance.  The placement agent warrants expire on April 4, 2016 and contain standard anti-dilution protection clauses and therefore were classified as equity.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' DEFICIT (Cont.)

According to the private placement documents for the April-May 2013 Private Placement, the Company, on a commercially reasonable efforts basis, was required to file a registration statement covering the public resale of the shares of Common Stock and Common Stock underlying the Warrants issued in the April-May 2013 Private Placement (the "Registrable Shares") within 60 days of the final closing of the April-May 2013 Private Placement and to cause such registration statement to become effective within 90 days after such filing.

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

A registration statement covering the Registrable Shares was submitted to the SEC on July 10, 2013 and was declared effective on July 24, 2013.

c.	Stock option compensation:

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

In addition, on March 15, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 600,000 options to purchase shares of Common Stock at an exercise price of $1.50 per share to non-employee directors.  These non-qualified options were not issued under the 2012 Plan and are fully vested as of March 31, 2013 and have expiration date which is ten years from the date of issuance.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' DEFICIT (Cont.)

Furthermore, on March 15, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved an annual award under a newly adopted Non-Employee Director Remuneration Policy of 25,000 to purchase shares of Common Stock to each non-employee directors of the Company. These non-qualified options were not issued under the 2012 Plan and shall vest quarterly in arrears commencing March 31, 2013.  The above award will be granted from 2013 and for each fiscal year thereafter upon approval of the Compensation Committee of the Board of Directors. The options shall have ten year terms, unless otherwise approved by the Compensation Committee of the Board of Directors.

On June 5, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 640,000 options to employees at an exercise price of $3.00 per share. Such options to employees shall vest over a period of 1 year commencing June 30, 2013. The options shall have ten year terms, unless otherwise approved by Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

On September 3, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 300,000 options to the Company’s new chief executive officer and president at an exercise price of $2.67.  Fifty percent (50%) of such options vest immediately, and fifty percent (50%) shall vest on August 30, 2014. The options shall have ten year terms, unless otherwise approved by the Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

On September 22, 2013, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grant of 390,000 and 130,000 options to employees and non-employees, respectively, at an exercise price of $2.75 per share. Such options to employees and non-employees shall vest over a period of up to 1 year commencing March 30, 2014. The options shall have ten year terms, unless otherwise approved by Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

Upon such approvals, the remaining 878,000 options to purchase Common Stock are available for future grants under the 2012 Plan to employees, advisors, consultants and service providers of the Company or to Ltd.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' DEFICIT (Cont.)

The total compensation cost related to all of the Company's equity-based awards, recognized during the period of nine and three months ended September 30, 2013 was comprised as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013

Research and development	$132,872	$513,362
Marketing and pre-production costs	41,013	152,853
General and administrative	568,731	1,927,271

Total stock-based compensation expenses	$742,616	$2,593,486

As of September 30, 2013, the total amount of unrecognized stock-based compensation expenses was approximately $2,038,262 which will be recognized over a weighted average period of 0.91 years.

d.
During the nine months ended September 30, 2013, proceeds from warrants exercises amounted to $225,615 following the issuance of 227,612 Common Stock out of which 56,673 were issued utilizing a cashless exercise feature.

e.
As disclosed in Note 8h to the Company's consolidated financial statements in the Company’s Special Financial Report on Form 10-K for the period ended December 31, 2012, on March 5, 2013, the Company amended its Consulting Agreement with SLD Capital Corp. (the “Consulting Agreement”) pursuant to which the remaining 166,668 unvested shares of Common Stock as to future strategic advisory consultancy services were accelerated such that beginning for the month of such services commencing February 1, 2013, the above service provider received 4 monthly issuances of 41,667 shares of Common Stock per month in arrears, with the final monthly issuance occurring as of June 5, 2013 for the monthly period ending May 30, 2013.

The related cost of the 208,334 shares that were vested through the period of nine months ended September 30, 2013 was $487,870 and recorded as part of general and administrative expenses.

In addition, as further consideration for such services to be provided under the Consulting Agreement, the Company issued to SLD Capital Corp., as of March 5, 2013, two warrants to purchase shares of Common Stock which composed of:

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and stock data)

NOTE 5:-	STOCKHOLDERS' DEFICIT (Cont.)

1.
250,000 warrants to purchase up to an aggregate of 250,000 shares of Common Stock at a per share exercise price of $1.50 at any time prior to two year anniversary since the date in which the Company has received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system (the "Effective Date") (See also Note 1b). For the period of nine months ended September 30, 2013 the Company recorded expenses in the amount of $237,500 as part of general and administrative expenses with relation to these warrants.

2.
200,000 warrants to purchase up to an aggregate of 200,000 shares of Common Stock at a per share exercise price of $1.50 that will vest at any time prior to 18 month anniversary since the Effective Date and as long as the Company has at least 200 record beneficial owners of Common Stock. As of May 10, 2013 the Company had reached the 200 record beneficial owners threshold and therefore during the period of nine months ended September 30, 2013 the Company recorded expenses in the amount of $ 286,000 as part of general and administrative expenses with relation to these warrants.

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA

General and administrative:

	Three months ended September 30		Nine months ended September 30		Period from August 11, 2011 (inception date) to September
	2013	2012	2013	2012	30, 2013
	Unaudited

Payroll, office and related	$374,130	$271,562	$908,384	$595,462	$1,944,641
Legal and professional fees	423,135	180,686	891,761	282,109	1,246,183
Stock-based compensation	568,731	48,462	1,927,272	341,266	2,317,674
Issuance of Common Stock and warrants to service provider	-	-	1,011,370	-	1,448,861
Other	31,369	3,066	78,509	25,216	193,911

Total General and administrative	$1,397,365	$503,776	$4,817,296	$1,244,053	$7,151,270

  - - - - - - - - - - - - - - - - - - -

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

Overview

We were formed in August 2011 as a Delaware corporation. We have developed and are commercializing a patent-pending technology that seeks to bring laboratory testing capabilities to consumers in a distinctive, easy to use and affordable way through the use of smartphones such as iPhones and Androids and other mobile devices.

Our initial product is DarioTM, a mobile, cloud-based, diabetes management platform which includes a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose (which we refer to as SMBG) products. Dario is a comprehensive, patent-pending system that combines a cutting edge software application and cloud-based data services with a novel all-in-one SMBG device consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor, coupled with a smartphone app and cloud-based data services.

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

We selected the Black-Scholes option pricing model as the most appropriate fair value method for stock-option awards based on the market value of the underlying shares at the date of grant. This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. We have historically not paid dividends and has no foreseeable plans to pay dividends.

Our net loss for the third quarter of 2013 includes stock-based compensation costs, with respect to option granted to employees and directors of the company, in the amount of $692,614 as compared to $61,642 for the same period in 2012 or $2,456,161 for the nine months of 2013 as compared to $372,823 for the same period in 2012.

We apply ASC 718 and ASC 505-50 “Equity-Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

In connection with options granted to non-employees for services received for the third quarter of 2013 and 2012, and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of $50,002 and $20,625, respectively, or $137,325 and $108,225 for the first nine months of 2013 and 2012, respectively, which represent the fair value of non-employee options grants. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, was re-measured using the then current fair value of our common shares.

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

Extended Transition Period for "Emerging Growth Companies"

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Act of 2012 (known as the JOBS Act). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates and therefore, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Results of Operations

Three and nine months ended September 30, 2013 and 2012:

Revenues

For the period of three and nine months ended September 30, 2013 and 2012 we did not generate any revenues from ongoing operation.

Cost of Revenues

For the period of three and nine months ended September 30, 2013 and 2012 we did not incur any cost of revenues from operations.

Research and Development Expenses

Our research and development expenses increased to $1,077,891 for the third quarter of 2013 from $391,269 for the third quarter of 2012. Research and development expenses increased to $3,169,110 for the first nine months of 2013 from $1,012,087 for the first nine months of 2012. This increase was mainly due to recruitment of new employees, engineering and other development expenses.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario software application and related SMBG device, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Marketing and pre-production costs

Our marketing and pre-production costs increased to $763,317 for the third quarter of 2013 from $128,171 for the third quarter of 2012. Marketing and pre-production costs increased to $1,924,408 for the first nine months of 2013 from 128,171 for the first nine months of 2012. This increase is mainly due to recruitment of new employees, production equipment depreciation, payments to certain contractors, related travel and payment for several marketing matters.

Marketing and pre-production costs consist mainly of payroll expenses of marketing and pre-production employees, travel of such employees, trade show expenses, depreciation of our production equipment and facilities expenses associated with and allocated to marketing and pre-production.

General and Administrative Expenses

Our general and administrative costs increased to $1,397,365 for the third quarter of 2013 from $503,776 for the third quarter of 2012. General and administrative costs increased to $4,817,296 for the first nine months of 2013 from $1,244,053 for the first nine months of 2012. This increase is mainly due to option compensation expenses related to option issuances to employees and directors, office related expenses and legal, accounting and other professional expenses.

Our general and administrative expenses consist mainly of payroll expenses for management and employees, accounting and legal fees, expenses related to investor relations, as well as our office expenses.

Finance Expenses, net

Our finance expenses, net decreased to $233,389 for the third quarter of 2013 from $2,032,939 for the third quarter of 2012. Finance expenses, net increased to $4,074,489 for the first nine months of 2013 from $2,109,957 for the first nine months of 2012. Those changes derives mainly from revaluation of warrants to investors and a service provider, that are recorded as liability and presented at fair value each reporting period, and issuance cost related to warrants to investors and such service provider.

Net loss

Net loss for the three and nine months periods ended September 30, 2013 was $3,471,962 and $13,985,303, respectively. Net loss for the three and nine months periods ended September 30, 2012 was $3,056,155 and $4,494,268, respectively.

Plan of Operation

We expect to begin to generate revenues during the first quarter of 2014, which reflects our goal of commercially launching the initial version our combined Dario software and device platform in 2014 following receipt of applicable regulatory clearances or approvals and following the initial launch of the Dario software app in December 2013. Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our product and technology.

We expect to incur a minimum of approximately $8.7 million in expenses in order to effectuate our business for the next 12 months. During such period, we expect to commercially launch the full Dario platform in Europe. In support of this goal, we estimate that such $8.7 million in expenses will be utilized to fund the following activities:

•	initial and ramp up of mass production, marketing and sales efforts related to Dario software, devices and test strips;

•
continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various Dario elements);

•	continued work on registration of our patents worldwide;

•	regulatory matters (including the preparation of an application for regulatory approval of Dario in the U.S.);

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

As of September 30, 2013, we had $4,467,829 in cash and cash equivalents. During the third quarter of 2013, we raised net proceeds in an aggregate of approximately $30,000 through the exercise of outstanding warrants. We may receive funds from the exercise of other outstanding warrants in the future, but there is a risk that such warrants will not be exercised.

According to our management’s estimates, based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activity into March 2014. However, if we are not able to commercially launch Dario or generate meaningful revenue, and if we are unable to obtain additional capital resources, we will not be able to continue activities beyond the end of March 2014.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (i) further development and, if needed, testing of our Dario device and its related application and data storage components, (ii) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario in the U.S. and other non-European jurisdictions, (iii) expenses which will be required in order to start and expand production of Dario, (iv) sales and marketing efforts and (v) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to obtain commercially launch Dario in the jurisdictions and in the timeframes we expect.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2013, our disclosure controls and procedures were not designed at a reasonable assurance level and were therefore ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses which relate to internal control over financial reporting that were identified at September 30, 2013 were as follows:

(a)      We did not have during the whole period covered by the financial reporting sufficient personnel staffing in our accounting and financial reporting department. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements;

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

As a relatively new publicly reporting company, we are committed to improving our financial organization and establishing proper controls and procedures. As part of this commitment:

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

(iv) In July 2013, we engaged with a third party internal auditor firm to help test our controls and procedures and assess our financial statement preparation capabilities.

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

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Special Financial Report on Form 10-K for the year ended December 31, 2012 as well as in our Registration Statement on Form S-1 that was declared effective on July 24, 2013 (the "July 2013 Resale S-1") and the Post Effective Amendment No.1 and No. 2 (filed with the SEC on October 28, 2013 and on November 6, 2013, respectively) which were declared effective on November 6, 2013, to the Registration Statement on Form S-1 that was declared effective on February 14, 2013 (the “Initial Form S-1”), except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Founders Shares

In connection with our formation in August 2011 and the contribution of intellectual property to our company in October 2011, our founders (including an affiliate of Dr. Oren Fuerst and Dr. David Weintraub, each of whom are executives and/or directors of our company) received an aggregate of 7,500,000 shares of common stock for nominal consideration. In addition, on August 11, 2011, in connection with our formation, we closed a private placement of 2,000,000 shares of our common stock to an aggregate of 9 accredited investors for an aggregate purchase price of $10,000. No underwriting discounts or commissions were paid in connection with the sale of these securities. The sale and issuance of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

Our 2011-2012 Private Placement

On October 27, 2011, we conducted the initial closing of a private placement offering (which we refer to herein as our 2011-2012 Private Placement) of an aggregate of 2,461,000 shares of our common stock at a purchase price of $1.00 per share and warrants to purchase an aggregate of 2,461,000 shares of our common stock with an exercise price of $1.50 per share out of which 130,000 warrants (141,305 warrants after anti-dilutive adjustments as describe below) were exercised as of September 30, 2013 for a total funds of $195,000. The remaining outstanding warrants are exercisable at any time within five (5) years from October 27, 2011. The $1.50 exercise price was adjusted to $1.30 per share due to the August 2012 Private Placement described below and the number of shares of common stock underlying such warrants was adjusted upward by 371,017 shares in the aggregate as a result of the completion of all three tranches of the August 2012 Private Placement as described below.

The final closing of the 2011-2012 Private Placement occurred on March 30, 2012. There were a total of 45 accredited investors in the 2011-2012 Private Placement. Spencer Trask Ventures, Inc. (who we refer to herein as Spencer Trask), acted as the placement agent for the 2011-2012 Private Placement. The gross proceeds to us from the 2011-2012 Private Placement were $2.461 million. We have registered the shares of common stock, and shares of common stock underlying the warrants, issued in the 2011-2012 Private Placement for public resale by the selling stockholders named herein and their assigns pursuant to the Initial Form S-1.

As part of its compensation for acting as placement agent for the 2011-2012 Private Placement, we issued warrants to Spencer Trask and its designees to purchase an aggregate of 482,200 shares of common stock with an exercise price of $1.00 and additional warrants to purchase an aggregate of 482,200 shares of common stock with an exercise price of $1.50 per share (subsequently adjusted downward to $1.30) out of which 44,462 and 33,752 (37,004 warrants after anti-dilutive adjustments as describe below), respectively, were exercised as of September 30, 2013. Such remaining outstanding warrants contain a "cashless exercise" feature and are exercisable at any time prior to April 8, 2016. We are not registering the shares of common stock underlying the warrants issued to Spencer Trask for public resale.

Due to August 2012 Private Placement described below, the shares underlying Spencer Trask’s warrants were increased by 72,455 shares in the aggregate.

The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Following the effectiveness of the Initial Form S-1, in February 2013, we were approved by FINRA for quotation of our common stock on the OTCBB/OTCQB Markets under the symbol “DRIO.” Trading in our common stock began on April 9, 2013. There can be no assurances, however, that we will be able to establish or maintain a public market for our common stock.

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

As of September 30, 2013, 25,000 warrants from the August 2012 2012 Private Placement were exercised.

We registered the shares of common stock, and shares of common stock underlying the warrants, in the first and second tranche of 2012 of August 2012 Private Placement and in the third tranche of August 2012 Private Placement for public resale by the selling stockholders named herein and their assigns in the Initial Form S-1 and the July 2013 Resale S-1, respectively.

Our October 2012 Private Placement

On October 17, 2012, we consummated a final closing of a separate private placement transaction (which we refer to as the October 2012 Private Placement) with 44 accredited investors, including existing stockholders of our company. Pursuant to this financing, we issued an aggregate of 1,795,009 shares of our common stock at a price equal to $1.50 per share (for gross proceeds of $2,692,513). We utilized the services of four FINRA member broker-dealers as finders for this private placement, including Spencer Trask, and we paid commissions to such finders equal to 10% of the funds they each raised in cash and warrants to purchase an aggregate of 179,502 shares of our common stock out of which 26,612 warrants were exercised (out of which 25,918 were exercised upon a cashless exercise as describe below) as of September 30, 2013. Such remaining outstanding finder warrants contain a “cashless exercise” feature and are exercisable at any time prior to October 16, 2015. We are not registering the shares of common stock underlying the finder warrants for public resale.

We have registered the shares of common stock issued in the October 2012 Private Placement for public resale by the selling stockholders named herein and their assigns pursuant to the Initial Form S-1.

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

Aegis Capital Corp. (“Aegis”) acted as the placement agent for the May 2013 Private Placement, and Aegis utilized the services of FINRA member sub-agents. We paid to Aegis or its sub-agents an aggregate cash fee and non-accountable allowance of $950,000 and issued to Aegis or its designees warrants (substantially similar to the warrants issued to investors in the May 2013 Private Placement, but containing a cashless exercise feature) to purchase an aggregate of 400,000 shares of our common stock at $2.50 per share and additional warrants to purchase 200,000 shares of our common stock at $5.00 per share. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. On our July 2013 Resale S-1, we registered the shares of common stock issued in the May 2013 Private Placement for public resale by the selling stockholders named therein and their assigns.

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

On March 5, 2013, we amended certain terms of such consulting agreement with SLD Capital. Pursuant to the amendment, SLD Capital shall receive four (4) monthly issuances of 41,667 shares of common stock per month in arrears with the finally monthly issuance to occur as of June 5, 2013 for the monthly period ending May 30, 2013. In addition, SLD Capital Corp. received two series of warrants to purchase (i) 250,000 shares of our common stock at an exercise price of $1.50 and exercisable at any time prior to two years anniversary of the date that we have received a ticker symbol for our common stock and caused our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar system (which date was April 8, 2013), and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and exercisable from and after the date that we have two hundred (200) or more record and/or beneficial owners of our common stock. SLD Capital is entitled to “piggy-back” registration rights with respect to the shares of common stock underlying such warrants. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. In our July 2013 Resale S-1, we registered 166,668 shares of common stock and 450,000 shares of common stock underlying the warrants referred to above previously issued under this consulting agreement for public resale by SLD Capital and its assigns.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

In connection with his departure from our company in August 2013, we entered into a Separation Agreement with Mr. Shilo Ben Zeev (who had served as our President and Chief Operating Officer since August 2011) which was approved by the Compensation Committee of our Board of Directors effective from August 11, 2013. Pursuant to the Separation Agreement, our employment agreement with Mr. Ben Zeev was voluntarily terminated effective as of February 11, 2014 (the "Effective Date"). In consideration of Mr. Ben Zeev’s non-competition undertakings and obligations, as detailed in his employment agreement, we paid Mr. Ben Zeev a one-time payment of NIS200,000 which was fully paid as of September 30, 2013. Additionally, we are required to pay Mr. Ben Zev a bonus in the amount of NIS150,000 following the effective date of his departure subject to the achievement by our company of each of the following milestones: (a) we receive CE Mark certification for our Dario blood glucose monitoring device and (b) we have initiated and achieved initial commercial sales of Dario, regardless of sales volumes and (c) we shall have received or earned cash in the aggregate gross amount of $20 million through any combination of equity or debt financing or sales revenues during the period from and after September 1, 2013. In addition, the Separation Agreement provides that the exercise period for vested options held by Mr. Ben Zeev as of the Effective Date of his departure shall have an exercise period of 12 months from such Effective Date.

Item 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 12, 2013	LabStyle Innovations Corp.

By: /s/ Erez Raphael
Name: Erez Raphael
Title: President and Chief Executive Officer

By: /s/ Mordechi Hershkowitz
Name: Mordechi (Motty) Hershkowitz
Title: Chief Financial Officer, Secretary and Treasurer

