Form 10-K
period 2013-12-31
LabStyle Innovations Corp.
filed 2014-03-04
CIK 1533998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the transition period from ______________to________________

Commission File No. 333-186054

LABSTYLE INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Halamish Street
Caesarea Industrial Park
38900, Israel
(Address of principal executive offices)

972-4-770-4054
Registrant’s telephone number, including area code:

None
Securities Registered Pursuant to Section 12(b) of the Act:

None
Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company| in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the registrant’s most recently completed second fiscal quarter, is $51,420,261.

As of March 4, 2014, the registrant had outstanding 22,626,879 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation.  Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

•	our lack of operating history;

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our ability to manufacture, market and sell our Dario™ diabetes management solution;

•	whether the market will accept either the software or device elements of Dario™;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the FDA or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements.  Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements.  All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

PART I

Item 1.	Business

Overview

We are a mobile health (mHealth) company developing and commercializing patent-pending technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices.  Our first product, Dario™, is a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device. We were formed on August 11, 2011 as a Delaware corporation.

We are initially applying our technology to address the estimated $12 billion worldwide market for diabetic self-monitoring of blood glucose, or SMBG, market.  Diabetes is a disease where insufficient levels, or a total absence, of the hormone insulin produces high levels of glucose in the bloodstream, which can lead to long term adverse effects on a patient’s blood vessels, which can lead to heart attack, stroke, high blood pressure, blindness, kidney disease and nerve damage.  As part of controlling blood sugar, many patients must self-monitor their blood glucose levels using home testing kits (called glucose meters) and treat high and low blood sugar episodes accordingly to avoid the complications from the disease.

Dario™ is a comprehensive, patent-pending system that combines a cutting edge software application (or app) and cloud-based data services with a novel, all-in-one SMBG device consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smart mobile device-driven glucose reader adaptor.  Roughly the size of a pack of gum, we believe that the Dario™ SMBG device has the potential to replace standalone glucose meters and their kits (lancing, lancets and strips vials) which are the current market standard, most of which have the necessary testing components separated from one another in what we believe is a cumbersome design.  Moreover, all but a few glucose meters lack an interface with a smart mobile device, and none presently have the software applications associated with Dario, each of which we believe will distinguish Dario™ as an alternative in the marketplace.

We expect Dario™ to be the first truly social diabetes management system, with communities of users learning to appreciate and sharing its attributes and benefits.  More broadly, our goal is for the Dario™ software system to become the centerpiece in a new era of interconnected devices and services that provide healthier and better life for diabetic patients worldwide.  Dario™ is designed to be a software driven, comprehensive data-management system with sophisticated insight and analytical tools constantly attuned to each individual patient and designed to enable integration with various devices, including most notably the modern, user-friendly Dario™ SMBG device.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™.  The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide.

On November 15, 2013 and February 1st, 2014, we announced that we had entered into exclusive distribution agreement with InnoMed Ltd. and uHealth Pty Ltd., respectfully, to distribute the Dario™ blood glucose monitoring device in New Zealand and Australia. These agreements provide us with market visibility in countries that are well-known for their interest in innovation and early adoption of new technologies. Our distribution agreements with InnoMed and uHealth follow earlier distribution agreements we entered into during 2013, including: (i) a distribution agreement in April 2013 with Farla Medical Limited, a United Kingdom-based company, under which Farla will act as our exclusive distributor for Dario™ in the United Kingdom and Belgium and (ii) a distribution agreement in June 2013 with Harmonium Pharma, an Italian company, under which Harmonium will act as our exclusive distributor for Dario™ in Italy.

On December 12, 2013, we commenced our worldwide roll-out of the Dario™ iOS mobile application with our market launch of the Dario™ iOS mobile application in the United Kingdom, Australia and New Zealand. The Dario™ app has been approved by Apple and with its launch is presently available as a free download to European iPhone and other iOS devices users.  As a result of this launch, customers in Europe are able to experience some of the novel functionality of the Dario™ app even without using the Dario™ device itself.  This launch has also allowed us to begin the initial phase of building a user base of potential Dario™ customers.  We further expect to launch the Dario™ iOS app in Italy and Belgium and the Dario™ Android app in the United Kingdom, New Zealand, Australia, Italy and Belgium during the first quarter of 2014.

We expect to commence an initial soft launch of the full Dario™ solution (including the software and the all-in-one blood glucose meter) for iPhones and other iOS devices in Europe by the second quarter of 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy. Also by the second quarter of 2014, we plan on launching the Android version of the full Dario™ solution, quickly expanding to all markets where the iOS version is sold. This will enable us to compete in a segment of the market with less competition. Over time, we expect to add additional features and functionality in making Dario™ the new standard of care in diabetes data management.

With CE mark certification in hand, we accelerated our efforts to prepare and file with the U.S. Food and Drug Administration (or FDA) a 510(k) application for marketing of Dario™ in the United States and on January 7, 2014, we announced the filing of a Premarket Notification Application (known as a 510(k) application) with the FDA for the Dario™ blood glucose monitoring system.  We are also actively investigating regulatory approval pathways for Dario™ in Asia and South America.

                Currently, we have third-party manufacturing for the Dario™ device, the cartridges and test strips and other relevant components in place, and we are preparing to scale-up manufacturing in a manner necessary to support our roll-out. We may also seek alternative manufacturing solutions as our commercial needs evolve. In addition to our distribution agreements, we are making progress in launching innovative online marketing strategies in other countries, including Germany.  We are also actively pursuing third-party reimbursement in our key target geographies in Europe, which we expect to be in place by the end of the second quarter of 2014.

Our proprietary technology (incorporated into Dario™) provides a novel body-fluid testing apparatus for performing metered measurement of samples utilizing: (i) a lancing device to obtain a test sample (blood in the case of Dario™); and (ii) an adaptor specifically designed to connect a strip devised to absorb the sample, which then produces an electric signal indicating the level of the substance tested for in the sample.  The adaptor is then connected to a smart mobile device via the headphone jack, which allows the test signal to be transmitted to the smart mobile device, which will then utilize our software application to obtain and display the test result on the device.  This is coupled with a set of software features available via a smart mobile device application as well as cloud-based services.  We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using smart mobile devices and cloud-based services.

Although we are initially targeting only the large and growing SMBG market, we believe our invention has the potential to cover dozens of laboratory tests of bodily fluids (including blood, urine and saliva) that could potentially be undertaken using a smart mobile device, including blood coagulation, cholesterol, HIV and others.

Our Technology

We have worked since the first half of 2010 to develop our principal technology, for which broad patent protection, with a combination of two U.S. provisional patent applications and our International PCT patent application, was applied for in 2011.  We have converted the PCT into national phase applications in the jurisdictions in which we are targeting the commercial launch of Dario™.  As such, corresponding national applications were filed in November 2012 in the U.S., Europe, Israel, Brazil, China, Australia, India, South Africa and Germany.  We have also filed many other patent applications related to the Dario™ device and software.

By using smart mobile devices (which are used by millions of people around the world) as the heart of the test device, we believe that patients will more readily perform on-the-go testing, leading to increased usage and better healthcare management.  In addition, the integration with the smart mobile device enables the data to be seamlessly integrated into a comprehensive data management program which incorporates features such as a results and trends log, community and alert features and personalized lifestyle change recommendations. In short, Dario™ will epitomize our product motto – “Thriving with diabetes, together”.

Our Initial Product – Dario™

We believe that the diabetic SMBG market presents the most attractive initial application for our proprietary technology as there are millions of potential diabetic users of a smart mobile device-enabled glucose monitoring technology.  As such, our first product, Dario™, will seek to revolutionize the way diabetic patients around the world manage their disease.

The full Dario™ diabetes management solution consists of our software app combined with the Dario™ SMBG device.  Roughly the size of a pack of gum, the Dario™ SMBG device is an all-in-one device that includes the glucose reader which is connected to a smart mobile device via the device audio jack, along with a lancing device (a reusable blood-sampling device, when loaded with a disposable lancet) and an integrated, disposable cartridge for test strips.  We believe that Dario™ has the potential to replace stand-alone glucose meters which are the current market standard, most of which have the necessary testing components separated from one another in what we believe is a cumbersome design.  Moreover, all but a few glucometers lack an interface with a smart mobile device, and none presently have the software applications and web-based services associated with Dario, each of which we believe will distinguish Dario™ as an alternative in the marketplace.

Our revenues are expected to be derived from sales of Dario™’s components, including the device itself, which will be priced similarly to blood glucose monitors in the marketplace, and principally from the recurring sale of our disposable cartridges with 25 test strips.  Our customers will also receive access to our smart mobile device application, which will incorporate tools to help diabetic patients manage their disease.  Importantly, our revenue model will be driven by the fact that only our test strips, purchased through us and our partners, will be able to be utilized with the Dario™ device and software, so it is our expectation that we will be the sole source for Dario™ compatible test strips.  In addition to device and test strip related revenue, we anticipate to generate revenues in the future from our ability to offer Dario™’s subscribers additional products and services based on personalized recommendations, such as location-based, low-sugar food recommendations and the ability to send alerts to caregivers and family and friends.  Moreover, the comprehensive data which will be gathered from the use of Dario™ by the end-users may enable us, in the future, to have additional sources of revenues.

We believe the following features of our Dario™ solution and the manner in which we plan to market and distribute the product will help position Dario™ to gain users and drive revenue growth:

•	Look and Feel. While utilizing the same state of the art electro-chemical, blood-based measurement techniques as standard glucose monitors offers familiar usability, the Dario™ blood glucose monitor is easily integrated with the patient’s own smart mobile device that offers a distinctive look and feel. Furthermore, unlike the market standards, Dario™ has an integrated lancing device and disposable strip cartridge. This eliminates the need for a separate glucose monitor, lancing device and strip vile and, we believe, will make Dario™ the glucose monitoring device among the smallest footprint in the market. Furthermore, Dario™ has novel applications incorporating software tools to help diabetic patients manage their disease.

•	Large Market of Potential Users. Our reliance on diabetics within the massive smart mobile device market gives us an established potential user-base. The most recent publicly available reports from Nielsen indicate that in the U.S., smartphone usage continues to climb. More than three out of five (61%) mobile subscribers in the U.S. owned a smartphone during the most recent three-month period (March-May 2013), up more than 10% since smartphones became the mobile majority in early 2012. In March 2012, 50% of mobile subscribers used smartphones, making up the majority for the first time. In many countries (including the U.S.), smart mobile devices are also typically subsidized by the cellular providers through discounted pricing associated with related plan subscriptions, enabling Dario™ to benefit from the extensive marketing by cellular companies of these devices. We believe that it is reasonable to assume that the percentage of smart mobile device users with diabetes mirrors that of the general population.

•	Marketing and Distribution. We plan to utilize distributions partners to market and sell Dario™ in the European and U.S. markets, as well as New Zealand and Australia, and we have already secured such partners in portions of Europe as well as New Zealand and Australia. In addition, we are planning for Internet-based, direct-to-consumer marketing to support sales of Dario™ through our distributors. We believe that our direct to consumer, online distribution plan will supplement our distributors’ efforts and may enable a rapid ramp up of our revenue. This approach is also designed to effectively create brand awareness with a significantly reduced use of our capital resources versus the amounts required via the traditional, offline retail channels. In some jurisdictions, we may also test a direct sales model in addition to utilizing local distributors.

•	“Expanding the Pie”. Our goal is to obtain significant market share using technological innovations and by expanding the total SMBG market size “pie” through offering a user-friendly diabetes management solution that utilizes an existing platform and installed potential user base (smart mobile devices and smart mobile device users, respectively). We will endeavor to emphasize the user friendly nature of Dario™ to expand the total SMBG market size by encouraging existing diabetes patients to test their glucose levels more frequently and by encouraging the “non-testing” population to adopt glucose monitoring.

•	Competitive Cost of Goods Sold. Based on our market research and discussions with our test strip manufacturer, we believe that our anticipated outsourced manufacturing cost of the test strips will be similar to our estimate of our competitors’ cost for existing single-use disposable strips. In addition, we believe the manufacturing costs of our Dario™ device will be competitive with those of the leading glucose meters.

•	Opportunities for Commercialization Partnerships. Recent pharmaceutical company entrants into the SMBG market (such as Perigo and Sanofi) are licensing and/or acquiring technologies, seeking differentiation, thereby providing us with opportunities for more rapid commercialization through partnerships. Therefore, we will explore the possibility of entering into commercialization agreements, including an upfront payment, supply agreement and royalty payments, with strategic partners.

Currently there are a few new market entrants in the SMBG space that are attempting to utilize computer or smart mobile device connectivity, including the Bayer Contour and the recently introduced Sanofi IBGStar and GlucoDock (which is currently only available outside of the U.S.).  Both devices, however, are traditional, free-standing glucose monitors that require connection to a computer or smart mobile device via the USB Port (the Contour) or the dock connecting port (IBGstar and GlucoDock).  Furthermore, none of these devices offer the integration of an all-in-one unit that includes a lancing device and strip cartridge.

As a result, we believe Dario™ will bring an entirely new dynamic to the SMBG device market.  We believe that our primary business model for Dario™ is clean and simple — sales of proprietary glucose test strips (the disposable component) directly to consumers, leveraging an installed base of mobile phones. The entire mechanism consists of a small and simple adaptor combined with a strip which is connected to the smart mobile device’s headphone jack, with the strip test results being read by the smart mobile device.

We also believe that this business model is the foundation for a broader push to improve the health care system. An application that is always in your pocket and used multiple times per day is an ideal platform to support people living with diabetes, their health care providers, and health systems. Our application is designed to improve health outcomes and reduce costs through increased insights, motivating tools and automation.

Background on Diabetes

Diabetes is a chronic disease that arises when the pancreas does not produce enough (or ceases to produce) insulin, or when the body cannot effectively use the insulin it produces.  Insulin is a hormone made by the pancreas that enables cells to take in glucose from the blood and use it for energy.  Failure to produce insulin, or of insulin to act properly, or both, leads to raised glucose (sugar) levels in the blood (hyperglycemia), which can be detected with a blood test.  Excess glucose in the blood has been shown to cause damage to blood vessels and is thus associated with long-term damage to the body and failure of various organs and tissues, including the retina and the kidneys.  There are three main types of diabetes:

Type 1 diabetes, sometimes called insulin-dependent, or juvenile, diabetes, is caused by an auto-immune reaction where the body’s defense system attacks the insulin-producing cells located in a person’s pancreas.  The reason why this occurs is not fully understood.  People with Type 1 diabetes produce very little or no insulin.  The disease can affect people of any age, but usually occurs in children or young adults.  People with this form of diabetes need injections or infusions of insulin every day in order to control the levels of glucose in their blood.  Type 1 diabetes patients constitute approximately 10% of the overall number of patients, but are much more extensive users of SMBG, as these diabetics need to measure their glucose levels 4-10 times day (versus once or twice a day for most Type 2 diabetic patients).  The vast majority of Type 1 diabetes patients are insulin dependent.

Type 2 diabetes is sometimes called adult-onset diabetes and accounts for at least 90% of all cases of diabetes.  It is characterized by insulin resistance and relative insulin deficiency, either of which may be present at the time that diabetes becomes clinically manifest. The diagnosis of Type 2 diabetes usually occurs after the age of 40 but can occur earlier, especially in populations with high diabetes incidence.  Type 2 diabetes can remain undetected for many years and the diagnosis is often made from associated complications or incidentally through an abnormal blood or urine glucose test.  It is often, but not always, associated with obesity, which may contribute to insulin resistance and lead to elevated blood glucose levels.  A growing portion of the Type 2 diabetes patients are insulin dependent or use insulin as part of their treatment.

Gestational diabetes (GDM) is a form of diabetes consisting of high blood glucose levels during pregnancy.  It develops in one in 25 pregnancies worldwide and is associated with complications in the time period immediately before and after birth.  GDM usually disappears after pregnancy but women with GDM and their offspring are at an increased risk of developing Type 2 diabetes later in life.  Approximately half of women with a history of GDM go on to develop Type 2 diabetes within five to ten years after delivery.

We also believe we will be able to support patients with pre-diabetes, also called metabolic syndrome.  Metabolic syndrome is a combination of medical disorders that increase the risk of developing cardiovascular disease and diabetes.  According to the National Institutes of Health, during the years 2005-2008, 35% of U.S. adults ages 20 years or older had pre-diabetes, with 50% of those ages 65 years or older, leading the NIH to estimate that approximately 79 million persons in the U.S. had pre-diabetes in 2010.  According to the American Association of Clinical Endocrinologists, worldwide, the number of people with pre-diabetes is estimated to be 280 million; by 2030, projections are that 398 million individuals will have pre-diabetes.  This population is typically prescribed with periodic lab-based glucose level testing (which requires a doctor visit, significantly reducing the compliance level) and typically does not involve the utilization of self-monitoring glucose devices.

The Diabetic and SMBG Markets and the Dario™ Solution

Diabetes is a growing epidemic for which no cure exists, but for which treatments (including a regimen of frequent blood glucose testing) are available.  The medical Journal Lancet has reported that number of worldwide diabetics has doubled over the past thirty years.  While about 70% of the increase has been attributed in the Lancet report to population growth and aging, the balance was linked to changing diets, rising obesity levels and less physical activity.

According to International Diabetes Foundation (IDF), approximately 382 million people worldwide are estimated to have diabetes in 2013. The greatest number are between 40 and 59 years old. If these trends continue, by 2035, some 592 million people, or almost one adult in 10, will have diabetes.  In Europe, there were 56.3 million people with diabetes in 2013 according to IDF. There were approximately 25.8 million diabetics in the U.S. in 2011 according to the American Diabetes Association (ADA).  In the U.S., one in four adults have diabetes.  An additional 79 million U.S. adults have pre-diabetes, which puts them at high risk for developing Type 2 diabetes.  Approximately 138 million adult diabetics live in China and India, with approximately 12 million in Brazil and 10 million in Russia.

It is estimated that the costs of diabetes complications account for between 5% and 10% of total healthcare spending in the world. In the United States, the ADA estimates that the total cost of diagnosed diabetes has risen from $174 billion in 2007 to $245 billion in 2012.  Early diagnosis of warning signs and ongoing monitoring of diabetes are the keys to the prevention and treatment of the disease, with blood glucose monitoring being the primary method of diagnosis and disease management, coupled with matching blood glucose readings with food (i.e., carbohydrate) and insulin or other medication intake.

Since blood glucose self-monitoring is a key part of managing diabetes, the market for SMBG products required to service these many patients is also large.  As reported in a press release published by Transparency Market Research, the blood glucose self-monitoring market is currently estimated to be $12 billion and is expected to grow to an estimated $27 billion by 2022.  The same source also notes that the total diabetes management market was $50.8 billion in 2011 and is estimated to reach $98.4 billion by 2018.  The biggest drivers for growth in the diabetes device market will be the increased prevalence and awareness of diabetes.  The U.S. is the largest market, contributing close to 40% of the global market for these devices.  In fact, the SMBG testing market, which barely existed in 1980, now accounts for approximately a quarter of the entire in vitro diagnostics industry.

Key factors driving market growth include increasing number of people with diabetes, growing patient awareness, technological advancements and increasing number of patients adopting blood glucose self-monitoring.  In addition, the affordable cost of blood glucose test strips, and increase in daily monitoring, are also expected to contribute to market growth.  As such, self-monitoring of blood glucose (SMBG) represents a large market that has grown significantly over the past 30 years and is expected to continue to grow.

Industry Background and the Dario™ Opportunity

From a competition perspective, four companies currently dominate the SMBG business, controlling approximately 90% of the market: Roche Diagnostics (part of Hoffman-LaRoche), LifeScan (a Johnson & Johnson company), Bayer Healthcare Division, and Abbott Laboratories.  These “big four” offer a wide variety of SMBG products and have led the market since the late 1990s.  Numerous second-tier and third-tier competitors, including several in Asia, hold the remaining 10% of the market.  We believe that the SMBG offerings by all vendors are comparable, with mild differentiation of the main feature sets of the devices.  This is akin to the differentiation among personal computers (PCs) during the 1990s and 2000s, where most of them had the same key feature set of Microsoft Windows and Intel Processors.

We believe that the increasing global adoption of mobile phones has created an opportunity for disruption in SMBG market. The Dario™ solution, which features a compact all-in-one SMBG device coupled with iOS, Android and web-based apps, is intended to eliminate the need for separate glucose monitors, carb-calculators and cumbersome dependency on wired, computer-based logging tools.  Our intention is for Dario™ to not only deliver the best blood glucose monitoring experience, but also use the unique capabilities of mobile smart mobile devices to deliver better health outcomes.

With respect to the U.S. SMBG market, the principal barriers to entry (all of which we believe the features of Dario™ can overcome) can be summarized as follows:

•	Achieving significant product differentiation in the eyes of diabetes patients or insurance payers. We believe that Dario™ offers a novel design that is compatible with the usability of the current devices, yet offers a modern look and feel when compared to products in the marketplace. Marketing of the product directly to consumers will emphasize the product’s distinguishing attributes, without incurring the significant product introduction expenses typically incurred for the marketing of a standard glucose meter via traditional retail channels.

•	Costs. We anticipate that low manufacturing costs for the Dario™ adaptor and the similarity to our competitors’ estimated cost of manufacturing the strips, when coupled with the direct-to-consumer marketing, creates the potential for providing us with a meaningful cost advantage versus most vendors of traditional glucose meters.

•	Difficulty obtaining shelf space at the pharmacy. With many products on the market, a new entrant has to battle for visibility on the shelf. Dario™ will limit this obstacle by emphasizing Internet based direct-to-consumer marketing and sales.

•	The challenge of influencing diabetes specialists to recommend another SMBG product to patients. We will seek to introduce and present Dario™ to the medical community through our participation in academic and professional conferences. Dario™ will mainly be marketed directly to our target users, who we believe are increasingly becoming the primary decision makers in choosing their glucose monitoring equipment.

We believe that Dario™’s specific features and trends in the marketplace create a significant opportunity to penetrate the market and effectively compete with and gain market share against the established players.

Utilization of Mobile Health Applications

Smart mobile device applications combine easy-to-use interfaces with continuous Internet access to create transformational mobile health solutions (often called mHealth).  Although the potential benefits of mHealth solutions have been widely discussed for over a decade, the market is now starting to emerge from the trial phase.  According to a publicly available 2010 study by research2guidance, smart mobile device applications will enable the mHealth industry to reach 500 million of a total 1.4 billion worldwide smart mobile device users in 2015.  We believe that Dario™ is designed to play directly into this trend.

Currently more than 70% of the mHealth applications in major “app stores” are adhering to the paid business model according to research2guidance. With more and more traditional healthcare providers joining the mobile applications market, we expect the business models will broaden to include healthcare services, advertising and drug sales revenues.  According to research2guidance, with the growing sophistication level of mHealth applications, only 14% of the total market revenue in the next 5 years will come from application download, advertisement and transaction revenue, whereas 76% of total mHealth application market revenue will come from related services and products.  We believe that Dario™ is well-positioned to benefit from that trend.

The Dario™ diabetes management solution includes smart mobile device and web-based application for people with diabetes. Dario™ currently allows users to easily record, analyze, transmit and store key data points such as glucose level, insulin and carbohydrate intake. Moreover, the Dario™ application provides knowledge and motivation with an aim of improving health outcomes. In addition, we are developing software for health care providers and payers to help better support patients and intelligently manage large patient populations.

Sales and Marketing

Our initial marketing will be focused on the early adapter diabetics, and we expect to gradually broaden our marketing efforts (and benefitting from viral marketing) toward the entire diabetic population. We plan to initially focus on insulin dependent diabetic patients. While this population constitutes about 20-30% of the diabetic patient population, we estimate it to be responsible for over 60% of the revenue from blood glucose monitoring. Dario™’s ease of use and the lack of need for a special glucometer are also expected to be of major appeal to the entire Type 2 diabetes population. With our initial market launch, we expect to address the European and U.S. markets, as well as Australia and New Zealand. This will be followed, possibly through marketing collaborations, by targeting additional large markets.

We plan to primarily utilize distribution partners in connection with our initial sales efforts for Dario™. On April 25, 2013, we entered our first distribution agreement with Farla Medical Limited, a United Kingdom-based company, under which Farla will act as our exclusive distributor for Dario™ in the United Kingdom and Belgium. Under the terms of our agreement, Farla will, on an exclusive, non-transferable and non-sublicenseable basis, market and distribute Dario™ and its all-in-one software system and proprietary test strips at agreed upon prices to primary-care medical practices, clinics, hospitals and patients throughout the United Kingdom and Belgium following our final establishment of the Dario™ manufacturing system and supply chain.  Farla will also be responsible for promoting Dario™ in the named geographies.  Planned marketing campaigns are directed to diabetes centers, gatherings of medical professionals, the United Kingdom national healthcare system and social media marketing.  We will support Farla’s work to build awareness and drive sales of Dario™ via patient awareness utilizing its own online presence and will be responsible for obtaining all applicable regulatory registrations for the product. The term of our agreement with Farla is for three (3) years, subject to automatic twelve (12) month renewal terms unless terminated. The agreement is subject to earlier termination for cause.

On June 24, 2013, we entered into a similar distribution agreement with Harmonium Pharma, an Italian company.  Under the terms of the agreement, Harmonium will exclusively market and distribute Dario™ and its all-in-one software system and proprietary test strips to primary-care medical practices, clinics, hospitals and patients throughout Italy.  Planned marketing campaigns are directed to diabetes centers, gatherings of medical professionals, the Italian national healthcare system and social media outlets.  We will support Harmonium’s work to build awareness and drive sales of Dario™ via patient awareness utilizing its own online presence. The term of our agreements with Harmonium is for three (3) years unless earlier terminated.  The agreement is subject to earlier termination for cause.

In addition, on November 15, 2013, we entered into a distribution agreement with InnoMed Ltd., a New Zealand company and on February 1, 2014 we entered into a distribution agreement with uHealth Australia Pty Limited (uHealth), a leading distributor of digital health and surgical innovations. Under the terms of the agreement, InnoMed and uHealth will exclusively market and distribute Dario™ and its all-in-one software system and proprietary test strips to primary-care medical practices, clinics, hospitals and patients throughout New Zealand and Australia, respectively

Dario™ will also be an Internet-driven product. Dario™ was designed for the mobile age and will be powered by the Internet as an effective route of launching and marketing new consumer products.  We plan to sell directly to consumers and also collaborate with distributors and online marketing firms in various jurisdictions. It is estimated that a typical Type 1 diabetes patient, who is testing his or her blood sugar 4 to 10 times a day, uses 120 to 300 strips each month, which, creates the potential for a substantial and predictable revenue stream.

On the marketing side, we plan to primarily utilize online marketing in order to create awareness of Dario™. Rather than solely rely on online advertisement, we will also consider revenue sharing with affiliate networks and a variety of other pay-for-performance methods commonly used in online commerce.

                Moreover, we are making progress in launching innovative online marketing strategies in other countries, including Germany.  We are also actively pursuing third-party reimbursement in our key target geographies in Europe.

                We also expect to collaborate with the medical community to showcase what we expect will be Dario™’s clinical equivalence and usability superiority..

Manufacturing

As we do not plan to engage in manufacturing activity ourselves, we plan to have supply agreements with manufacturers for the Dario™ device, glucose test strips, lancing devices and lancets.  We have arrangements in place with commercial scale manufacturers for both the Dario™ devices and for our test strips. As a result of investments we have made over the past several years, we own the specialized equipment used to manufacture Dario™ devices.

In June 2012, we entered into an agreement with an international manufacturing company to supply test strips, connectors and other related components for Dario™.  The agreement covers a period of three years, but the agreement provides that we have no obligation to continue work with this supplier as it is cancellable upon specified notice.  We believe that other suppliers could be obtained if necessary.

In addition, in September 2012, we entered into an initial work order arrangement with a U.S. manufacturer to design and manufacture the molds for the Dario™ devices.  Work commenced under this arrangement in the fourth quarter of 2012, with the goals of (i) producing the initial devices, (ii) estimating the costs to produce additional devices at scale and (iii) exploring alternatives, if required, to reduce the cost of the devices.  These efforts have yielded positive results and manufacturing cost savings. As we move closer to full commercial scale manufacturing activities in anticipation of our commercial launch of Dario™ in 2014, we expect to enter into a formal supply agreement with this U.S. manufacturer with no obligation to continue work with the supplier as it shall be cancellable upon specified notice. As of the date of this Annual Report, the formal agreement has not been signed. We believe that other suppliers could be obtained if necessary, and we may seek alternative suppliers depending on our commercial needs for Dario™.

Insurance Reimbursement

In the United States and in other jurisdictions such as Germany and England, we expect that Dario™’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  We expect to work with third-party payers in the countries into which we expect to market Dario™ in order to establish coverage for test strips, although we cannot be sure of this being obtained.  As of the date of this Annual Report, we have begun this process, either on our own or third parties such as Farla, in anticipation of our 2014 commercial launch of Dario™ in Europe.

Clinical Trials

In June 2013, we completed a required User Performance evaluation study to evaluate the accuracy of blood glucose level results obtained from fingertip using Dario™ compared to reference equipment (YSI 2300 STATPLUS) and to evaluate the ease of use of the Dario™ device by the first time user.  This study was in connection with our regulatory submissions for the product in Europe and accordance with ISO 15197:2003.  The study was performed in Israel with the Dario™ device and included 230 participants, whose ages were between 8 and 80, under varied diabetic conditions.  The subjects were recruited from 3 different sites: the diabetes clinic at Wolfson Medical Center in Tel Aviv, Hertzelia Medical Center in Hertzelia and from Diabetic Medical Center (DMC) in Tel Aviv.  As required by Israeli law, the study was confirmed by a local ethical committee.

The purpose of the study was to demonstrate the accuracy of the Dario™ compared with the YSI reference device and to evaluate how the first time users of the Dario™ (1) use it under minimal guidance materials (i.e., quick user guide and iPhone App) in an effort to demonstrate how the use of the Dario™ device and related software could potentially improve patient care and diabetic compliance, (2) to understand the potential weaknesses of the device and introduce methods of overcoming them to the users and (3) to establish the proposition that any user can operate the device compared to other devices on the market.

For the blood glucose levels results above 75 mg/dL, 96.2% of the patients met the minimum acceptable accuracy as described in the ISO 15197:2003.  For the blood glucose levels results below 75 mg/dL, 100% of the patients met the minimum acceptable accuracy as described in the ISO 15197:2003. In both above and below 75 mg/dL glucose level, we met and even exceeded the accuracy requirements of ISO 15197:2003.

Over 95% of the patients indicated that the Dario™ was easy to use, understood training materials and easily used the I-phone application.  The data base had been locked and was included in our European CE mark regulatory filing for which we received CE mark certification in September 2013.

Government Regulation

The principal markets that we are initially targeting for Dario™ are the European Union and the United States, Australia and New Zealand. The following is an overview of the regulatory regimes in these jurisdictions.

United States Regulation Generally

In the United States, devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution.  Under Section 201(h) of the Food, Drug, and Cosmetic Act, a medical device is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals.  We believe that Dario™ will be classified as a medical device and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.  FDA regulations govern product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.  Specifically, the FDA classifies medical devices into one of three classes.  Class I devices are relatively simple and can be manufactured and distributed with general controls.  Class II devices are somewhat more complex and require greater scrutiny.  Class III devices are new and frequently help sustain life.

Unless an exemption applies, each medical device commercially distributed in the United States will require a 510(k) clearance, 510(k)+”de-novo” clearance, or a pre-market approval (or PMA) from the FDA.

510(k) Clearance Process.  To obtain 510(k) clearance, an applicant must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device” – either a previously 510(k) cleared device or a preamendment device for which the FDA has not called for premarket applications.  The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer.  After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a premarket application approval.  The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision.  If the FDA disagrees with the determination, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket application approval.  The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket application approval is obtained.

De Novo Classification.  If the FDA denies 510(k) clearance of a device because it is novel and an adequate predicate device does not exist, the “de novo classification” procedure can be invoked based upon reasonable assurance that the device is safe and effective for its intended use.  This procedure approximates the level of scrutiny in the 510(k) process but may add several months to the clearance process. If the FDA grants the request, the device is permitted to enter commercial distribution in the same manner as if 510(k) clearance had been granted.

Premarket Application Approval Process.  If the FDA denies 510(k) clearance for a product, and denies de novo classification, the product must follow the premarket application approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  A premarket application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling.  After approval of a premarket application, a new premarket application or premarket application supplement is required in the event of a modification to the device, its labeling or its manufacturing process.  The premarket application approval pathway is much more costly, lengthy and uncertain.  It generally takes from one to three years or longer.

We believe that Dario™ will be classified as Class II and we made a 510(k) submission for the product on January 7, 2014 accordingly; however, no assurances can be given that it will not need to undergo “de-novo” review or be classified as Class III device requiring a PMA. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless exempt.  We will follow the commonly used industry practice, including those described in the new FDA draft guidelines for glucose monitors for self-use, “Self-Monitoring Blood Glucose Test Systems for Over-the-Counter Use”.

As mentioned above, to obtain 510(k) clearance for Dario™ or any of our potential future devices (or for certain modifications to devices that have received 510(k) clearance), we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a pre-amendment device. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.  After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance.

European and Non-European Regulation Generally

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others.  As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval.

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness.  Compliance with the Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMD) or the In Vitro Diagnostic Medical Device Directive (IVDMDD) as audited by a notified body and certified by a recognized European Competent Authority, permits the manufacturer to affix the CE mark on its products.

                We anticipate that Dario™ will be subject to the MDD as well as subject to the IVDMDD.  Compliance with the MDD as well as the IVDMD Directives and obtaining a CE Mark involve obtaining International Organization for Standardization (ISO) 13485 certification, an internationally recognized quality system, and approval of the product’s technical file by a notified body and certified by a recognized European Competent Authority.

                In September 2013, we obtained ISO 13485 certification for our quality management system and CE Mark certification to market Dario™.  The granting of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. We expect to commence an initial soft launch of the product in Europe in 2014, with the goal of collecting customer feedback to refine our longer-term roll-out strategy.

We may also seek regulatory approval to market Dario™ in foreign countries that do not rely on the CE Mark. To date, the non-CE Mark jurisdictions which we have identified as an intended target market for our product are Canada, Australia, New Zealand, South Africa, Russia, India and Brazil. To the extent that we seek to market our product in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country.  Such regulatory requirements vary by country and may be onerous.  As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country. In January 2014, we completed the registration with Medsafe, the New Zealand Medicines and Medical Devices Safety Authority, through their WAND (Web Assisted Notification of Devices) system allowing us to bring and sell the Dario™ in the country. In parallel, we are in the process of registering the Dario™ with TGA, the Australian Therapeutic Goods Administration, in the ARTG (Australian Register of Therapeutic Goods), which is required in order to bring and sell the Dario™ in Australia.

Clinical Studies

Even when a clinical study has an approved Investigational Device Exemption (IDE) from FDA under significant risk (SR) determination, has been approved by an Institutional Review Board (IRB) under non-significant risk (NSR) determination and/or has been approved by local or regional Ethic Committee,  the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. There is no assurance that a clinical study at any given site will progress as anticipated; the interim results of a study may not be satisfactory leading the sponsor or others to terminate the study, there may be an insufficient number of patients who qualify for the study or who agree to participate in the study, or the investigator at the site may have priorities other than the study.  Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA or other non-US regulatory authorities that the product is safe, effective and performs as intended as a prerequisite for granting market clearance.

Post-Clearance Matters

Even if the FDA or other non-US regulatory authorities approve or clear a device, they may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible. After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to withdraw the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the premarket approval application process is not permitted to make changes to the device which affects its safety or effectiveness without first submitting a supplement application to its premarket approval application and obtaining FDA approval for that supplement.  In some instances, the FDA may require a clinical trial to support a supplement application.  A manufacturer of a device cleared through a 510(k) submission or a 510(k)+”de-novo” submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process.  Any change in the intended uses of a premarket approval application device or a 510(k) device requires an approval supplement or cleared premarket notification.  Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

Mobile Medical Applications Guidance

On September 23, 2013, the FDA issued final guidance (which we refer to herein as the Guidance) for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices.  The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Drug & Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers.  The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended.  The FDA is focusing its oversight on mobile medical apps that:

•	are intended to be used as an accessory to a regulated medical device – for example, an application that allows a health care professional to make a specific diagnosis by viewing a medical image from a picture archiving and communication system (PACS) on a smart mobile device or a mobile tablet; or

•	transform a mobile platform into a regulated medical device – for example, an application that turns a smart mobile device into an electrocardiography (ECG) machine to detect abnormal heart rhythms or determine if a patient is experiencing a heart attack.

Mobile medical apps that undergo FDA review will be assessed using the same regulatory standards and risk-based approach that the FDA applies to other medical devices.  We anticipate that the Dario™ software app will be subject to the Guidance.

Ongoing Regulation by FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply.  These include:

•	establishment registration and device listing;

•	quality system regulation, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the product life-cycle;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or PMA approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted PMA approvals.

We registered LabStyle Innovations with FDA on November 21, 2013, and received our owner and registration numbers for FY 2014. We also listed with FDA the Dario™ App, the standalone software application for management of diabetes, which is a class 1 under  the regulation for “calculator/data processing module for clinical use”.

We may be subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our or our subcontractor’s equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing and selling operations.

Ongoing Regulation by International Regulators

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country.

In order to maintain the right to affix the CE Mark to sell medical devices in the European Union, an annual surveillance audit in the company premises and, if needed, at major subcontractors’ premises needs to be carried out by the notified body.  Additionally, the European Directives dictate the following requirements:

•	Vigilance system, which requires to immediately notify the relevant Competent Authority when a company product has been involved in an incident that led to a death; led to a serious injury or serious deterioration in the state of health of a patient, user or other person; or might have led to death, serious injury or serious deterioration in health and

•	Post market surveillance including a documented procedure to review experience gained from devices on the market and to implement any necessary corrective action, commensurate with the nature and risks involved with the product

Failure to comply with applicable regulatory requirements can result in enforcement action be the regulatory agency, which may include any of the following sanctions: fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for renewing clearance and/or registration of our products or granting clearance/registration for new products.

State Licensure Requirements

Several states require that durable medical equipment (or DME) providers be licensed in order to sell products to patients in that state. Certain of these states require that DME providers maintain an in-state location. If these rules are determined to be applicable to us and if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state.

Federal Anti-Kickback and Self-Referral Laws

The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce the:

•	referral of a person;

•	furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs; or

•	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

To the extent we are required to comply with these regulations, it is possible that regulatory authorities could allege that we have not complied, which could subject us to sanction.  Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes a provision commonly known as the “Stark Law”, which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services”, including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs.

Federal False Claims Act

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved.  In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies.  Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person.

Civil Monetary Penalties Law

The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs.

State Fraud and Abuse Provisions

Many states have also adopted some form of anti-kickback and anti-referral laws and false claims acts. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Administrative Simplification of the Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation.

Intellectual Property

Patent applications

On May 8, 2011, certain of our founders filed Patent Cooperation Treaty (or PCT) Application No. PCT/IL2011/000369, titled “Fluids Testing Apparatus and Methods of Use”.  This PCT took priority from two preceding U.S. provisional applications filed by our founders, with the earliest priority date being May 9, 2010. The PCT application was transferred to us by our founders on October 27, 2011.

This application covers the novel blood glucose measurement device, comprising the glucose meter; and an adaptor that connects the glucose meter to a smart-phone to receive power supply and data display, storage and analysis.  A PCT search report and written opinion on patentability that we received from World Intellectual Property Organization (known as WIPO) was very positive, including only two “Y” citations, meaning no significant prior art was found with regards to novelty and inventiveness of the application.  Corresponding national applications of our PCT were filed in November 2012 in the U.S., Europe, and other major territories.

Additionally, a provisional application were filed covering a feature related to future DarioTM generation. Additional patent applications are expected to be filed covering additional aspects of the core Dario™ technology.

We are further seeking to develop and protect new intellectual property around future generations of Dario™ hardware and software with the goal of achieving enhanced functionality, user interface and data usability.

Design patents and patent applications on the Dario™ device

To create market distinction and branding for Dario™, three US Design Applications have been filed covering the glucose meter and the cartridge. These applications were granted and registered in the United States. We have filed national applications for the cartridge in major territories.

Design patents and patent applications on the Dario™ App

In addition, three US Design Applications have been filed covering our smart mobile device display screens with graphical user interface. These design application were granted and registered in the United States. We have filed national applications also in in major territories.

Trademark applications

We have also filed four trademark applications covering the Dario™ name, logo and the “Nothing Holds Me Back” slogan for Dario™, as well as our company’s name.  The marks were granted and registered in the United States; national applications were filed in major territories.

Protection on disposable test strip cartridge

The Dario™ device includes a disposable part containing the test strips. To protect the disposable part and prevent generic competition, we have sought several complementary protection means, including recognition of the Dario™ strips by the device as well as for ensuring that the strips are kept in appropriate conditions of humidity and expiry.  There are additional design elements used to recognize the cartridge for which protection is also being sought.

Utility Models

We have filed several Utility Model applications in several key markets.

Other intangible assets

As the number of Dario™ users grows, large amount of data will be collected from diabetic patients, comprising their blood sugar levels, meal composition and timing, physical exercise (intensity and duration) as well as many other factors, which are useful for creating meaningful correlations between these factors and insulin use.  We expect that this database will be highly valuable and may be capitalized in many ways. The accumulation of this type of know-how and related algorithms are protected as trade secrets using specialized confidentiality protocols.

Our intellectual property is continuously reviewed and monitored by our management and is timely protected as soon as it is created. In addition, we regularly review and monitor the intellectual property of our competition and the developments in the field.

Competition

We face competition principally from two arenas:

Direct competition from existing companies in the blood based glucose monitors market.  We will compete directly and primarily with large pharmaceutical and medical device companies, including, but not limited to, Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi.  While the market is highly competitive, we believe that Dario™ has important comparative advantages versus other devices in the market. Some of these devices are now offered as connected devices to smart mobile devices, such as the Sanofi iBGStar.

The Dario™ device is offering an all-in-one glucose monitoring system, including a small form factor glucose reader, lancing device and a strip cartridge connected to existing smart mobile devices, which will enable Dario™ to offer features that are similar to or superior to the most advanced meters in the market (such as the Contour and Ultrasmart) while having a smaller form factor than the compact meters in the market (FreeStyle Lite and OneTouch UltraMini).  We believe this design will be attractive to diabetic patients.

Non-invasive and continuous blood glucose monitors.  While there are numerous continuous blood glucose monitoring technologies in the market, we believe they are expensive to use and are therefore offered mainly for temporary usage and in medical settings (such as hospitals) or to limited population at high risk for hypoglycemia.  There have been a wealth of attempts for non invasive glucose monitors, but we are not aware of any that are available in the market or are expected to reach the market with significant presence over the next few years.

Employees

We currently have 18 full time employees and 6 part time employees.  We have employment agreements with our two executive officers.  See “Management – Employment Agreements”.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk.  You should carefully consider the following factors and other information in this Annual Report and our other SEC filings before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected.  In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Related to our Company and our Business

We were formed in August 2011 and are thus subject to the risks associated with new businesses.

We were formed in August 2011.  As such, we are a development stage, “start-up” company with no history of revenue-generating operations.  We have only a short operating history by which you can assess our company and our prospects.  We are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and the development and sale of new medical devices and related software.  As a result, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their pre-revenue generating stages, particularly those in the medical device and mobile heath fields.  Potential investors should carefully consider the risks and uncertainties that a new company with a no operating history will face.  In particular, potential investors should consider that there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or that our business plan is sound;

•	maintain our management team and Board of Directors;

•	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

•	determine that the processes and technologies that we have developed are commercially viable; and/or

•	attract, enter into or maintain contracts with, and retain customers.

If we cannot execute any one of the foregoing, our business may fail, in which case you would lose the entire amount of your investment in our company.

Given our lack of revenue and cash flow, we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only through October 2014.

Since we might be unable to generate sufficient, if any, revenue or cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities, promoting brand identity, and acquiring complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes.  Moreover, the regulatory compliance arising out of being a publicly registered company has dramatically increased our costs.

We do not currently have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all.  If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution.  We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity raising is the most common type of fundraising for companies like ours, the risk of dilution is particularly significant for stockholders of our company.

Debt financing, if obtained, may involve agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets be provided as a security for such debt.  Debt financing would also be required to be repaid regardless of our operating results.

If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or candidate products, or to grant licenses on terms that are not favorable to us.

Funding from any source may be unavailable to us on acceptable terms, or at all.  If we do not have sufficient capital to fund our operations and expenses, we may not be able to achieve or maintain competitiveness, which could lead to the failure of our business and the loss of your investment.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.

From our inception in August 2011 and through December 31, 2013, we have recorded significant losses.  Our accumulated deficit at December 31, 2013 was approximately $20 million.  Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario™ in Europe, obtain the required regulatory approvals in the U.S. and elsewhere and manufacture, market and sell Dario™ where approved.  We may be unable to achieve any or all of these goals.

Since our inception, we have engaged primarily in research and development activities. This limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize Dario™, obtain FDA approval and achieve market acceptance of Dario™ and respond to competition. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues from Dario™ in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company.

We have not generated revenue and may not generate revenue in the manner in which we anticipate.  Further, we expect to incur losses for the foreseeable future.

To date, we have not generated any revenue from sales of our product or otherwise.  Since our initial product, Dario™, received CE certification only in September 2013, we are currently investing our resources in establishing our production line and other necessary systems required for commercial sales.  Although we conducted an initial launch of the Dario™ app in December 2013 and intend to launch subsequently the full Dario™ software solution in Europe during the second quarter of 2014, it is unlikely that we will, at the outset generate significant revenues, and there is a risk that we will not  be able to do so in accordance with our anticipated time frame or at all.

Moreover, because of the various risks and uncertainties associated with developing, obtaining and maintaining regulatory approvals and requirements for, manufacturing, marketing and selling Dario™, we are unable to predict with any certainty the extent of any future revenues, cash flows, profits or losses or when we will generate positive cash flow or become profitable, if at all.  We expect that we will continue to incur significant and increasing operating losses for the foreseeable future as we attempt to initiate and then expand our sales.  These losses, among other things, will have an adverse effect on our stockholders’ equity and working capital. Failure to generate revenue or achieve profitability would materially adversely affect the value of our company and our ability to establish and grow our business.

We cannot accurately predict the volume or timing of any future sales, making the timing of any revenues difficult to predict.

We may be faced with lengthy customer evaluation and approval processes associated with both the Dario™ software and device. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of Dario™, which may not result in revenue generation. We must also obtain regulatory approvals of Dario™ in the U.S. and other non-European jurisdictions as well as approval for insurance reimbursement in order to initiate sales of Dario™, each of which is subject to risk and potential delays, and neither of which may actually occur.  As such, we cannot accurately predict the volume or timing of any future sales.

If Dario™ fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product, and we may have insufficient resources to do so.

Dario™ is being designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that Dario™ will not meet anticipated customer requirements or desires.  If we are required to redesign our products to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities.  If we are unable to redesign our products, develop new products or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially adversely affected and our business might fail.

Our independent registered public accounting firm has expressed in its report to our 2013 audited financial statements a substantial doubt about our ability to continue as a going concern.

We are an early stage company, and the development and commercialization of our product is uncertain and expected to require substantial expenditures.  We have not yet generated any revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations.  There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included as part of this Annual Report a substantial doubt regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern.  If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

We expect to derive substantially all of our revenues from our principal technology, which leaves us subject to the risk of reliance on such technology.

We expect to derive substantially all of our revenues from sales of products derived from our principal technology. Our initial product utilizing this technology is Dario™. As such, any factor adversely affecting sales of Dario™, including the product release cycles, regulatory issues, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results.  We may be unable to develop other products utilizing our technology, which would likely lead to the failure of our business.

Moreover, in spite of our efforts related to the registration of our technology, if patent protection is not available for our principal technology, the viability of Dario™ and any other products that may be derived from such technology would likely be adversely impacted to a significant degree, which would materially impair our prospects.

Certain of our executive officers and directors may become subject to conflicts of interests given their association with other biotechnology or medical device businesses.

Certain of our directors and officers, including our Chairman of the Board Dr. Oren Fuerst and our director Mr. Adam Stern, are, or may become, in their individual capacities, officers, directors, controlling stockholders and/or partners of or advisors to other entities engaged in a variety of businesses, including in the biotechnology or medical device sector.  Thus, there is a risk that these individuals may become subject to conflicts of interest relating to our business given their participation with such other businesses, including, among other things, conflicts relating to time, effort and corporate opportunities.  We do not presently have a formal policy for resolving such conflicts of interest should they arise, and the inability to resolve such conflicts should they arise could have an adverse effect on our business.

Our future performance will depend on the continued engagement of key members of our management team, some of whom are rendering service on a part-time basis.

Our future performance depends to a large extent on the continued services of members of our current management and other key personnel including, in particular, Erez Raphael, our President and Chief Executive Officer, Gadi Levin, our Chief Financial Officer, and our other key employees described in this Annual Report.  In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete.  In addition, we will rely upon technical and scientific employees or third party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel.  In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect and such higher compensation payments would have a negative effect on our operating results.  Competition for experienced, high-quality personnel is intense and we cannot assure that we will be able to recruit and retain such personnel.  We may not be able to hire or retain the necessary personnel to implement our business strategy. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

We are subject to the risk of reliance on third parties to manufacture and supply our product.

We do not own or operate manufacturing facilities for clinical or commercial production of Dario™.  We lack the resources and the capability to manufacture Dario™ on a commercial scale.  If our manufacturing partners are unable to produce our products in the amounts that we require, we may not be able to establish a contract and obtain a sufficient alternative supply from another supplier on a timely basis and in the quantities we require.  We currently depend, and expect to depend for the foreseeable future, on third-party contract manufacturers.

Dario™ requires, and our future product candidates, if any, likely will require precise, high quality manufacturing. Any of our contract manufacturers will be subject to ongoing periodic unannounced inspection by the FDA and other non-U.S. regulatory authorities to ensure strict compliance with quality system regulations, including current good manufacturing practices and other applicable government regulations and corresponding standards.  If our contract manufacturers fail to achieve and maintain high manufacturing standards in compliance with quality system regulations, we may experience manufacturing errors resulting in patient injury or death, product recalls or withdrawals, delays or interruptions of production or failures in product testing or delivery, delay or prevention of filing or approval of marketing applications for our products, cost overruns or other problems that could seriously harm our business.

Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory clearance of our product candidates or commercialization of our future product candidates, depriving us of potential product revenue and resulting in additional losses.  In addition, our dependence on a third-party for manufacturing may adversely affect our future profit margins.  Our ability to replace an existing manufacturer may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer before it can begin manufacturing our product candidates. Such clearance would require additional non-clinical testing and compliance inspections.  It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all.

Supply problems could harm our business.

Our initial product, Dario™, will initially be marketed primarily through local distribution partners but also, and increasingly over time, via the Internet. Our ability to generate sales of Dario™ will depend on our ability to:

•	procure components such as strips and lancets, cartridges, connectors and other on a timely basis from a limited number of suppliers and manufactures;

•	properly coordinate efforts with our distribution partners;

•	assemble and ship products to consumers on a timely basis with appropriate quality control;

•	develop online distribution and shipment processes; and

•	manage inventory and develop processes to deliver customer support.

Our inability to achieve any of the foregoing could significantly impair our ability to operate our business.

We anticipate that in the future we will generally commit to purchase component parts from suppliers based on sales forecasts of our products.  If we cannot change or be released from these non-cancelable purchase commitments, and if orders for our products do not materialize, we could incur significant costs related to the purchase of excess components which could become obsolete before we can use them.  Additionally, a delay in production of the components or inaccuracy in our sales forecast could materially adversely impact our operating results if we are unable to timely ship ordered products or provide replacement parts under warranty or maintenance contracts.

We are subject to the risk of reliance on third parties to conduct our clinical trial work.

We depend on independent clinical investigators to conduct our clinical trials.  Contract research organizations may also assist us in the collection and analysis of data.  These investigators and contract research organizations will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time that they devote to products that we develop.  If independent investigators fail to devote sufficient resources to our clinical trials, or if their performance is substandard, it will delay the approval or clearance and commercialization of any products that we develop.  Further, the FDA and other regulatory bodies around the world require that we comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected.  If our independent clinical investigators and contract research organizations fail to comply with good clinical practice, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed.  Failure of clinical investigators or contract research organizations to meet their obligations to us or comply with federal regulations could adversely affect the clinical development of our product candidates and harm our business.  Moreover, we intend to have several clinical trials in order to support our marketing efforts and business development purposes. Such clinical trials will be conducted by third parties s well.  Failure of such clinical trials to meet their primary endpoints could adversely affect our marketing efforts.

Failure in our online marketing efforts could significantly impact our ability to generate sales.

In several of our principal target markets, we plan to utilize online marketing in order to create awareness to Dario™. Our management believes that using online advertisement through affiliate networks and a variety of other pay-for-performance methods will be superior for marketing and generating sales of Dario™ rather than utilizing traditional, expensive retail channels.  However, there is a risk that our marketing strategy could fail.  Because we plan to use non-traditional retail sales tools and to rely on healthcare providers to educate our customers about Dario™, we cannot predict the level of success, if any, that we may achieve by marketing Dario™ via the Internet. The failure of our online marketing efforts would significantly and negatively impact our ability to generate sales.

Our Dario™ smart mobile device application, which is a key to our business model, is available via Apple’s iOS and we expect it to subsequently be available via Google’s Android platforms and maybe in the future via additional platforms.  If we are unable to achieve or maintain a good relationship with each of Apple and Google or similar platforms, or if the Apple App Store or the Google Play Store or any other applicable platform were unavailable for any prolonged period of time, our business will suffer.

A key component of the Dario™ solution will be an iPhone or Android application which will incorporate tools to help diabetic patients manage their disease.  This application is compatible with Apple’s iOS and is expected to become compatible with Google’s Android platforms and may in the future become compatible via additional platforms. If we are unable to make our Dario™ application compatible with these platforms, or if there is any deterioration in our relationship with either Apple or Google or others after our application is available, our business would be materially harmed.

We will be subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their respective storefronts.  Each of Apple and Google has broad discretion to change its standard terms and conditions, including changes which could require us to pay to have our Dario™ application available for downloading.  In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. We may not receive any advance warning of such changes. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions.  In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our Dario™ application on its storefront, it would materially harm our business.

Additionally, we will rely on the continued function of the Apple App Store and the Google Play Store as digital storefronts where our Dario™ application may be obtained.  There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-app purchasing functionality within the storefront.  In the event that either the Apple App Store or the Google Play Store is unavailable or if in-app purchasing functionality within the storefront is non-operational for a prolonged period of time, it would have a material adverse effect on the ability of our customers to secure the Dario™ application, which would materially harm our business.

As we plan to conduct business internationally, we will be susceptible to risks associated with international relationships.

We intend to operate our business internationally, initially in Europe, Australia and New Zealand and subsequently in the United States and other markets including, but not limited to, Brazil, India and South Africa.  The international operation of our business will require significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities.  In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected.  In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States.  These risks and uncertainties include:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;

•	localization of products and services, including translation of foreign languages;

•	delivery, logistics and storage costs;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties supporting international operations;

•	difficulties supporting customer services;

•	changes in economic and political conditions;

•	impact of trade protection measures;

•	complying with import or export licensing requirements;

•	exchange rate fluctuations;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	potentially adverse tax consequences, including foreign tax systems and restrictions on the repatriation of earnings;

•	maintaining and servicing computer hardware in distant locations;

•	keeping current and complying with a wide variety of foreign laws and legal standards, including local labor laws;

•	securing or maintaining protection for our intellectual property; and

•	reduced or varied protection for intellectual property rights, including the ability to transfer such rights to third parties, in some countries.

The occurrence of any or all of these risks could adversely affect our international business and, consequently, our results of operations and financial condition.

We expect to be exposed to fluctuations in currency exchange rates, which could adversely affect our results of operations.

Because we expect to conduct a material portion of our business outside of the United States but report our financial results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates.  Our foreign operations will be exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from our or the capital market’s expectations.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market Dario™ and our future product candidates, if any, in both the U.S. and in non-U.S. jurisdictions.  If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products.  In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available products.  If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Our device, software and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

Dario™ (including the device and software) may contain undetected errors, defects or bugs.  As a result, our customers or end users may discover errors or defects in our devices, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected.  We may discover significant errors or defects in the future that we may not be able to fix.  Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

In addition, we may utilize third party technology or components in our products and we rely on those third parties to provide support services to us.  Failure of those third parties to provide necessary support services could materially adversely impact our business.

As our operating subsidiary is in Israel, we will be faced with the risks associated with doing business in that country.

Our operating subsidiary, along with our management team and our research and development facilities, is located in Israel.  Although substantially all of our sales will be made to consumers outside Israel and the manufacturing of Dario™ will be based primarily on parts made in other countries, we are and will nonetheless be directly influenced by the political, economic and military conditions affecting Israel. Furthermore, several countries restrict business with Israeli companies, which may impair our ability to create new business relationships or otherwise conduct our business. In addition, Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to middle 1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest.  These restrictions, continuing or escalating hostilities in the region or curtailment of trade between Israel and its present trading partners may have an adverse affect on our operating results and financial condition, including our ability to develop, manufacture and market our products.

Risks Related to Our Intellectual Property

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, our proprietary position with respect to our technologies and intellectual property. We filed a Patent Cooperation Treaty (or PCT) application for a “FLUIDS TESTING APPARATUS AND METHODS OF USE” in May 2011 (PCT/IL2012/000369) which incorporates two U.S. provisional applications submitted in the preceding year.  The PCT covers the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids and has subsequently been converted into several national phase patent applications.  We have also filed a significant number of other patent applications for aspects of both the Dario™ device and software.  We have also obtained numerous Web domains.

However, our patents have not been granted by a patent office.  In addition, there are significant risks associated with our actual or proposed intellectual property.  The risks and uncertainties that we face with respect to our pending patent and other proprietary rights principally include the following:

•	pending patent applications we have filed or will file may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in foreign countries;

•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents licensed or issued to us;

•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•	other companies may design their technologies around technologies we have licensed or developed; and

•	enforcement of patents is complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any of our pending or future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products.  For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope.  In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business.  As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

In addition to patents and patent applications, we depend upon trademarks, trade secrets and proprietary know-how to protect our proprietary technology.  We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of our confidential information to any other parties.  We will also require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions.  These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure in violation of these agreements.

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and intellectual property rights of others.  In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome was favorable to us.  We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity.  An adverse outcome in an interference proceeding could require us to cease using the technology, substantially modify it or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial, especially given our early stage of development. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays.  A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products.  Such lawsuits are expensive and would consume significant time and other resources.  There is a risk that a court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents.  In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms.  In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our services, technologies or other matters.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries we may have to expend substantial sums and management resources.

Patent and other intellectual property law outside the United States is even more uncertain than in the United States and is continually undergoing review and revisions in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.  For example, certain countries do not grant patent claims that are directed to business methods and processes.  In addition, we may have to participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

Risks Related to Our Industry

We face intense competition in the self monitoring blood glucose markets and we may not be able to compete in our industry.

With our first product, Dario™, we expect to compete directly and primarily with large pharmaceutical and medical device companies: Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi.  The first four of these companies have more than 90% combined market shares of the SMBG business and strong research and development capacity for next generation products.  Their dominant market position since the late 1990s and significant control over the market could significantly limit our ability to introduce Dario™ or effectively market and generate sales of the product.  We will also compete with numerous second-tier and third-tier competitors.

We are a “start-up” company with no meaningful history of operations, and most of our competitors have long histories and strong reputations within the industry.  They have significantly greater financial and human resources than we do.  They also have more experience and capabilities in researching and developing testing products, obtaining and maintaining regulatory clearances and other requirements, manufacturing and marketing those products than we do.  There is a significant risk that we may be unable to overcome the advantages held by our competition, and our inability to do so could lead to the failure of our business and the loss of your investment.

Competition in the SMBG markets is extremely intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements.  To succeed, we must, among other critical matters, gain consumer acceptance for Dario™ and potential future products incorporating our principal technology and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other competitors.  If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully.  Moreover, any broad-based changes to our prices and pricing policies could make it difficult to generate revenues or cause our revenues, if established, to decline.  Some of our competitors may bundle certain software products at low prices for promotional purposes or as a long-term pricing strategy.  These practices could significantly reduce demand for Dario™ or potential future products or constrain prices we can charge.  Moreover, if our competitors develop and commercialize products that are more effective or desirable than Dario™ or the other products that we may develop, we may not convince our customers to use our products.  Any such changes would likely reduce our commercial opportunity and revenue potential and could materially adversely impact our operating results.

It may be difficult for us to establish market acceptance of Dario™, which would significantly impair our viability.

We are faced with the risk that the marketplace will not be receptive to Dario™ over competing products and that we will be unable to compete effectively.  Failure of our products to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Factors that could affect our ability to establish Dario™ or any potential future products include:

•	the development of products or platforms and design and methodology services, which could result in a shift of customer preferences away from our products and services and significantly decrease revenue;

•	the increase use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of self-monitoring test device for certain types of diabetics;

•	the challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

•	the significant number of current competitors in SMBG market who have significantly greater name recognition and more recognizable trademarks and who have established relationships with diabetics healthcare providers and payors; and

•	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

                If we are unable to establish market acceptance of Dario™, our business would likely fail and you would lose your investment in our company.

If we fail to respond quickly to technological developments our products may become uncompetitive and obsolete.

The SMBG market and other markets in which we plan to compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements.  If we are unable to respond quickly to these developments, we may lose competitive position, and our products or technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we must develop or acquire new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum and designers and designer expertise in our industries.  We must also be able to support a range of changing customer preferences.  For instance, as non-invasive technologies become more readily available in the market, we may be required to adopt our platform to accommodate the use of non-invasive or continuous blood glucose sensors.  We cannot guarantee that we will be successful in any manner in these efforts.

The regulatory clearance process which we must navigate is expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the commercialization of Dario™ or our future product candidates, if any.

The research, design, testing, manufacturing, labeling, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country.

We will not be permitted to market Dario™ outside of Europe, including in the United States or elsewhere, until we receive regulatory clearance.  In addition, as of the date of this Annual Report, in Europe we will be able to market Dario™ only for Apple IOS devices.  Marketing of Dario™ for non-IOS devices will require additional interactions with the relevant notified body.  In the U.S., regulatory clearance would take the form of a clearance letter under the 510(k) premarket notification process, or approval of a Section 515 premarket approval (or PMA) from the FDA, depending on the nature of the device.  Although we have received CE Mark Certificate to market Dario™ in Europe and have submitted an application in the U.S., we have not yet received regulatory approval from the U.S. or other non-European jurisdictions. Obtaining clearance of any premarket application can be a lengthy, expensive and uncertain process.  While the FDA normally reviews and clears a premarket notification in three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that, even if a device is reviewed under the 510(k) premarket notification process, the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed premarket notification device.  If the FDA fails to make this finding, then we cannot market the device.  In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product.  In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product clearance or approval, if any, subject us to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing process;

•	adverse inspectional observations (Form 483), warning letters or non-warning letters incorporating inspectional observations;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory clearances or approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to clear or approve pending applications or premarket notifications.

The FDA can delay, limit or deny clearance or approval of a medical device candidate for many reasons, including:

•	a medical device candidate may not be deemed safe or effective, in the case of a premarket approval application;

•	a medical device candidate may not be deemed to be substantially equivalent to a lawfully marketed non-premarket approval device in the case of a 510(k) premarket notification;

•	FDA officials may not find the data from pre-clinical studies and our Dario™ clinical trial (or any future trials) sufficient;

•	the FDA might not approve our third-party manufacturer’s processes or facilities; or

•	the FDA may change its clearance or approval policies or adopt new regulations.

We may be unable to complete required clinical trials, or we may experience significant delays in completing such clinical trials, which could significantly delay our targeted product launch timeframe and impair our viability and business plan.

The completion of any future clinical trials for Dario™ or other trials that we may be required to undertake in the future could be delayed, suspended or terminated for several reasons, including:

•	our failure or inability to conduct the clinical trial in accordance with regulatory requirements;

•	sites participating in the trial may drop out of the trial, which may require us to engage new sites for an expansion of the number of sites that are permitted to be involved in the trial;

•	patients may not enroll in, remain in or complete, the clinical trial at the rates we expect; and

•	clinical investigators may not perform our clinical trial on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices.

If our clinical trial is delayed it will take us longer to ultimately commercialize Dario™ and generate revenues.  Moreover, our development costs will increase if we have material delays in our clinical trial or if we need to perform more or larger clinical trials than planned.  We may be faced with similar risks in connection with future trials we conduct.

Our failure to meet or maintain necessary or potential regulatory requirements, in relevant target markets, could hurt our ability to distribute and market Dario™.

                Dario™ or our potential future products may fall under the regulatory purview of various centers at the FDA as described above and similar health authorities in foreign regions or countries where we intend to do business, such as in the European Union.  The FDA’s 510(k) clearance process may take from three to twelve months, or longer, and may or may not require additional human clinical data.  The premarket approval process may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data.

In addition, on September 23, 2013, the FDA issued final guidance (which we refer to herein as the Guidance) for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices.  The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Drug & Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers.  The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended.  We anticipate that the Dario™ app will be subject to the Guidance.

Delays in obtaining the regulatory clearance or approval from the FDA or its equivalents in foreign market could adversely affect our revenues and profitability.  We cannot predict whether or when we will be permitted to commercialize Dario™.

We may also become subject to numerous post-marketing regulatory requirements, which include labeling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notification, or orders for repair, replacement or refunds;

•	voluntary or mandatory recall or seizure of our current or future products;

•	imposing operating restrictions, suspension or shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to Dario™ or future products;

•	rescinding 510(k) clearance or suspending or withdrawing pre-market approvals that have already been granted; and

•	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

If we or our manufacturers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our operations could be interrupted and our operating results could suffer.

We, our manufacturers and suppliers must, unless specifically exempt by regulation, follow the FDA’s Quality System Regulation (QSR) and are also subject to the regulations of foreign jurisdictions regarding the manufacturing process.  If our affiliates, our manufacturers or suppliers are found to be in significant non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take enforcement actions against us and our manufacturers which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands.  Accordingly, our operating results could suffer.

Healthcare policy changes, including ongoing efforts to reform the U.S. healthcare system, may have a material adverse effect on us.

Dario™ utilizes a standard electrochemical glucose testing method and is expected to benefit from existing regulatory approvals worldwide for traditional, non-disposable monitors, test-strips and lancets, in order to have a more rapid pathway to market.  However, the SMBG markets have experienced downward pressure on product pricing because the Federal and state governments have made various cost containment efforts on health care expenditures.  Furthermore, the industry faces uncertainty brought by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and of any potential healthcare reform that could impact tax and reimbursement rates.  The implementation of these laws or the adoption of healthcare reform proposals in the future could thus impose limitations on the prices we will be able to charge for our products or the amounts of reimbursement available for our products from governmental agencies or third-party payers. These limitations could have a material adverse effect on our financial position and results of operations.

We anticipate that legislation could change access to health care products, increase rebates, reduce prices or the rate of price increases, or cap reimbursement rates for medical devices.  We also anticipate that legislation could impose sales or excise tax on the medical device manufacturing sector. Any change on medical device taxation and downward trending reimbursement rates would directly impact all aspects of our industry, including our operations and the demand for our products.  To the extent such cost containment efforts are not offset by the growth of diabetics population, greater patient access to healthcare and other factors, our future revenues and operating income would be reduced.

We may be subject to federal, state and foreign healthcare fraud and abuse laws and regulations.

Many federal, state and foreign healthcare laws and regulations apply to the SMBG business and medical devices.  We may be subject to certain federal and state regulations, including the federal healthcare programs’ Anti-Kickback Law, the federal Health Insurance Portability and Accountability Act of 1996, and other federal and state false claims laws.  The medical device industry has been under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants.  If our operations or arrangements are found to be in violation of such governmental regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment of our operations. All of these penalties could adversely affect our ability to operate our business and our financial results.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of Dario™ or our potential future products.  These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If Dario™ or any of our future products are defectively designed or manufactured contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation.  Misusing our devices or failing to adhere to the operating guidelines or the device producing inaccurate meter readings could cause significant harm to patients, including death.  In addition, if our operating guidelines are found to be inadequate, we may be subject to liability.  Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.  We presently have no insurance against such claims, and even if we are able to obtain such insurance (of which no assurances can be given), we may not have sufficient insurance coverage for all future claims.  Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue.  Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business plan includes the storage and potential monetization of medical data of users of Dario™.  There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information.  In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (which we refer to herein as HIPAA).  These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose.  We may face difficulties in holding such information in compliance with applicable law.  If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Ownership of Our Common Stock

Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our founders, officers and directors collectively have an approximately 32.38% beneficial ownership of our company.  As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws.  This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals.  Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company.  Therefore, you should not invest in reliance on your ability to have any control over our company.

We may be unable to establish a liquid market for our common stock due to the manner in which we became a publicly reporting company.

Because we did not become an SEC reporting company by the traditional means of conducting an initial public offering of our common stock, but rather through a self-registration process, we may be unable to establish a liquid market for our common stock.  Moreover, we do not expect security analysts of brokerage firms to provide coverage of our company in the near future.  In addition, investment banks may be less likely to agree to underwrite primary or secondary offerings on behalf of our company or its stockholders in the future than they would if we had become a public reporting company by means of an initial public offering of common stock.  If all or any of the foregoing risks occur, it would have a material adverse effect on our company.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors.  If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline.  If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

An active trading market for our common stock may not develop or be sustained.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCBB and OTCQB markets under the symbol of DRIO, we cannot predict whether an active market for our common stock will ever develop in the future.  In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCBB and OTCQB markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX).  In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all.  Moreover, there is a risk that our common stock could be delisted from the OTCBB and OTCQB, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

The market price our common stock may be significantly volatile.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours; and

•	general economic or political conditions in the United States or elsewhere.

In particular, the market prices for securities of mHealth and medical device have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	any delay in or the results of our clinical trials;

•	any delay in manufacturing of our products;

•	any delay with the approval for reimbursement for the patients from their insurance companies;

•	our failure to comply with regulatory requirements;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with ours;

•	any delay or failure to receive clearance or approval from the FDA and other regulatory agencies or bodies;

•	our inability to commercially launch products or market and generate sales of our products, including Dario™;

•	failure of Dario™ or any other products, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain patent protection for any of our technologies and products (including those related to Dario™) or the issuance of third party patents that cover our proposed technologies or products;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture Dario™ or any other products through third parties;

•	future sales of our common stock or other securities;

•	period-to-period fluctuations in our financial results; and

•	low trading volume of our common stock;

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be significant impact on the market price of our common stock.  Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.  Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

We may not maintain qualification for OTC Bulletin Board or OTCQB inclusion, and therefore you may be unable to sell your shares.

Our common stock became eligible for an un-priced quotation on the OTCBB and OTCQB on April 8, 2013. We are also required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act), and to be current in our periodic securities reporting obligations.

However, trading of our common stock could be suspended.  If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCBB or OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so.  If we are unable to satisfy the requirements for quotation on the OTCBB and OTCQB, any quotation of in our common stock could be conducted in the “pink” sheets market.  As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares.  This would materially and adversely affect the liquidity of our securities.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of an extension of time to comply with new or revised financial accounting standards.

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company”.  Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.  Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Our common stock may be considered a “penny stock”, and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company (such as ours) that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things.  Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Because certain of our executive officers and directors reside outside of the United States, it may be difficult for you to enforce your rights based on the United States federal securities laws or otherwise against such officers and directors in the United States or to enforce judgments of United States courts against them in Israel.

Certain of our executive officers and directors reside outside of the United States in Israel.  As such, it may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws or otherwise against such persons in the courts of either the United States or Israel, and even if civil judgments are obtained in courts of the United States, to enforce such judgments in Israeli courts.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure is expensive.  Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating U.S. public companies.

As a publicly reporting company, we are faced with expensive and complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Act.  New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, our executive officers have little experience in operating a U.S. public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to company with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company. As we are a start-up company, we are at the very early stages of establishing, and we may be unable to effectively establish such systems, especially in light of the fact that we expect to operate as a publicly reporting company. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.  Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Failure of our control systems to prevent error or fraud could materially adversely impact us.

We may be unable to complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year.  This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years unless the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time in which case  we would cease to be an “emerging growth company” as of the following December 30.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.  Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable.  Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provide that special meetings of stockholders may only be called by our Chairman and/or President, our Board of Directors or a super-majority (66 2/3%) of our stockholders;

•	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;

•	do not provide stockholders with the ability to cumulate their votes; and

•	provide that only a super-majority of our stockholders (66 2/3%) may amend our bylaws.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.  There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon dissolution of our company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis.  There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our company.  In this event, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments

                Not applicable.

Item 2.	Properties

We do not own any real property.  We had a three years lease agreement for our office space at Gibor Sport Tower 7 Menahem Begin Street, Ramat-Gan, Israel which was terminated by December 31, 2013. Currently, we maintain our headquarters at 9 Halamish Street, Caesarea Industrial Park, 38900, Israel.  On December 30, 2013, we signed a lease agreement for our headquarters facilities for a period of 3 years commencing January 1, 2014 for a monthly rent and management services of approximately $9,000.  We believe our facilities are adequate for our current operations.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings.  However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.	Mine Safety Disclosures

                Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the OTCBB and OTCQB markets under the symbol “DRIO”.  Our common stock began trading on April 9, 2013.  The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTCQB.

	Price Range
Period	High	Low
Year Ended December 31, 2013:
Second Quarter (commencing April 9, 2013)	$3.10	$2.00
Third Quarter	$3.00	$2.58
Fourth Quarter	$2.94	$1.55

As of March 3, 2014, the last reported price of our common stock quoted on the OTCQB was $1.71 per share.  The OTCBB/OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Record Holders

                As of March 4, 2014, we had approximately 284 stockholders of record of our common stock.

Dividends

                We have never declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future.  The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities
	to be issued upon	Weighted-average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders	4,015,500	$1.36	969,500
Equity compensation plans not approved by security holders *	713,250	$1.51	—
Total	4,728,750		969,500
*	In March 2013, our Board of Directors adopted a non-employee director’s remuneration policy. For further details refer to “Non-Employee Director Remuneration Policy” below.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted a 2012 Equity Incentive Plan for our company (which includes both U.S. and Israeli sub-plans).  An aggregate of 2,860,000 shares of our common stock were originally reserved for issuance under our 2012 Equity Incentive Plan.  On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Plan and subject to the same terms and conditions.

In February 2013, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted an amendment to our 2012 Equity Incentive Plan to increase the shares reserved thereunder from 2,860,000 to 5,000,000.

The purpose of our 2012 Equity Incentive Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements.  The 2012 Equity Incentive Plan will be administered by the Compensation Committee of our Board of Directors or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right.  The 2012 Equity Incentive Plan will provide for the grant of (i) ”incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company.  In addition, our board has authorized the appointment of Tamir Fishman Equity Plan Services to act as a trustee for grants of options under the Israeli sub-plan to Israeli residents.

In connection with the administration of our 2012 Equity Incentive Plan, the Compensation Committee of our Board of Directors:

•	determines which employees and other persons will be granted awards under our 2012 Equity Incentive Plan;

•	grants the awards to those selected to participate;

•	determines the exercise price for options; and

•	prescribes any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

                Any grant of awards to any of directors under our 2012 Equity Incentive Plan must be approved by the Compensation Committee of our Board of Directors.  In addition, our Compensation Committee: (i) interprets our 2012 Equity Incentive Plan; and (ii) makes all other determinations and take all other action that may be necessary or advisable to implement and administer our 2012 Equity Incentive Plan.

The 2012 Equity Incentive Plan provides that in the event of a change of control event, the Compensation Committee or our Board of Directors shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board of Directors may amend our 2012 Equity Incentive Plan at any time. However, without stockholder approval, our 2012 Equity Incentive Plan may not be amended in a manner that would:

•	increase the number of shares that may be issued under our 2012 Equity Incentive Plan;

•	materially modify the requirements for eligibility for participation in our 2012 Equity Incentive Plan;

•	materially increase the benefits to participants provided by our 2012 Equity Incentive Plan; or

•	otherwise disqualify our 2012 Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

Awards previously granted under our 2012 Equity Incentive Plan may not be impaired or affected by any amendment of our 2012 Equity Incentive Plan, without the consent of the affected grantees.

Option Exercises

To date, no options have been exercised by our directors or officers.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We were formed in August 2011 as a Delaware corporation. We have developed and are commercializing a patent-pending technology that seeks to bring laboratory testing capabilities to consumers in a distinctive, easy to use and affordable way through the use of smart mobile devices such as iPhones and Androids.

Our initial product is DarioTM, a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose (which we refer to as SMBG) products.  Dario™ is a comprehensive, patent-pending system that combines a cutting edge software application and cloud-based data services with a novel all-in-one SMBG device consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor, coupled with a smartphone app and cloud-based data services.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™.  The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide.  We are currently pursing regulatory approval for Dario™ in the United States.

We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services.

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

Warrant liability

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Binomial model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. Exercised warrants are being measured at fair value as of their exercise date and subsequently reclassified from liability to additional paid in capital. Our net loss for the year ended December 2013 and 2012 included finance expenses in the amount of $293,542 and $1,606,378, respectively, with connection to the above-mentioned warrants.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 “Compensation- stock compensation” which requires companies to estimate the fair value of equity-based payment awards on the date of grant using the Black-Scholes option-pricing model.

The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of comprehensive loss.

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

Our net loss for the year ended December 31, 2013 includes stock-based compensation costs, with respect to options granted to employees and directors of our company, in the amount of $3,027,291 as compared to $435,293 for the year ended December 31, 2012. The increase from 2012 is due to increase in options granted during the year ended December 31, 2013.

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

In connection with options granted to non-employees for services received for the year ended December 31, 2013 and 2012, and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of $185,979 and $128,850, respectively, which represent the fair value of non-employee options grants.

Production Equipment

Capitalization of Costs. During 2012 and 2013, we have made certain investments in production equipment associated with the Dario™ blood glucose monitoring device. We capitalize direct incremental costs of a third party manufacturer related to such production equipment. We ceased construction cost capitalization relating to our production equipment once it is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and / or improve the performance of the production equipment are capitalized.

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

Extended Transition Period for “Emerging Growth Companies”

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We recorded no commercial revenues for the years ended December 31, 2013 and 2012

Research and Development Expenses

Our research and development expenses increased by $3,411,192 to $4,912,457 for the year ended December 31, 2013 compared to $1,501,265 for the year ended December 31, 2012. This increase was mainly due to recruitment of new employees as well as stock based compensation expenses related to the granting of stock options to employees, engineering and other product and software development expenses by subcontractors and regulation related expenses which led, among other achievements, to our receipt of CE mark certification which allows us to market and sell Dario™ in 32 countries across Europe as well as in certain other countries worldwide.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario™ software application and related SMBG device, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Marketing and pre-production costs

Our marketing and pre-production costs increased by $2,058,416 to $2,354,403 for the year ended December 31, 2013 compared to $295,987 for the year ended December 31, 2012. This increase is mainly due to the commencement of the pre-production stage of our product, related depreciation expenses amounting to $770,378, recruitment of new employees as well as an increase in payments to certain contractors with relation to such activities. The increase was also driven by marketing activities and related recruitment of employees as well as the engagement of certain marketing contractors.

Marketing and pre-production costs consist mainly of payroll expenses of marketing and pre-production employees, travel of such employees, trade show expenses, depreciation of our production equipment and facilities expenses associated with and allocated to marketing and pre-production.

General and Administrative Expenses

Our general and administrative costs increased by $4,118,382 to $6,295,538 for the year ended December 31, 2013 compared to $2,177,156 for the year ended December 31, 2012. The increase was largely attributable to increases in professional fees related to us becoming a publicly traded company, rent and maintenance of our office facilities during 2013 and stock-based compensation charges, as discussed below.

In connection with our consulting agreement with SLD Capital Corp. dated October 5, 2012, under which we received strategic advisory consultancy services, we issued 500,000 shares of common stock as well as 450,000 warrants to purchase shares of common stock, both resulted in a noncash charge to general and administrative expenses for the year ended December 31, 2013 and 2012 in the amount of $1,011,370 and $437,499, respectively.

During the years ended December 31, 2013 and 2012, we granted 3,013,250 and 2,100,000 options respectively, to employees, directors and consultants of our company. Total non-cash compensation expenses of $2,388,415 and $390,403 were charged to general and administrative expenses for the years ended December 31, 2013 and 2012 respectively.

Our general and administrative expenses consist mainly of payroll expenses for management, employees, directors and consultants, accounting and legal fees, expenses related to investor relations, as well as our office facilities related expenses.

Finance Expenses, net

Our finance expenses, net decreased by $1,342,785 to $369,380 for the year ended December 31, 2013 compared to $1,712,165 for the year ended December 31, 2012. These changes derives mainly from revaluation of warrants granted to investors and a former service provider, that were recorded as liability and presented at fair value each reporting period, and issuance cost related to warrants to such investors and former service provider.

Income Tax Expense and tax net operating loss carryforwards.

We had federal net operating loss carryforwards (“NOL”) of approximately $3,062,627 at December 31, 2013. This loss carryforwards expire principally beginning in 2031 through 2034. In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to our deferred tax asset. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

Net loss

Net loss increased by $8,245,205 to $13,931,778 for the year ended December 31, 2013 compared to $5,686,573 for to the year ended December 31, 2012. The increase was primarily due to increase in research and development expenses, marketing and pre-production costs, non-cash stock-based compensation and professional fees, as discussed above.

Plan of Operation

We expect to commence an initial soft launch of the full Dario™ solution (including the software and the all-in-one blood glucose meter) for iPhones and other iOS devices in Europe by the second quarter of 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy.  Over time, we expect to add additional features and functionality in making Dario™ the new standard of care in diabetes data management.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our product and technology.

We expect to incur a minimum of approximately $6.8 million in order to effectuate our business by through the end of 2014. During such period, we expect to commercially launch the full Dario™ solution in Europe. In support of this goal, we estimate that such $6.8 million will be utilized to fund the following activities:

•	initial and ramp up of mass production, marketing and sales efforts related to Dario™ software, devices and test strips;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario™ solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters (including the regulatory approval of Dario™ in the U.S.);

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

We have financed our operations primarily through sales of our common stock and warrants to purchase shares of our common stock.  The following tables sets forth selected cash flow information for the periods indicated:

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
	$	$
Cash used in operating activities:	(7,599,723)	(2,982,680)
Cash used in investing activities:	(1,641,454)	(564,531)
Cash provided by financing activities:	10,274,538	3,868,480

	1,033,361	321,269

As of December 31, 2013, we had $2,263,395 in cash and cash equivalents.

Net cash used in operating activities was $7,599,723 for the year ended December 31, 2013 compared to $2,982,680 used in operations for the same period in 2012. Cash used in operations increased due to the increase in spending mainly related to payroll related and professional fees expenses.

Net cash used in investing activities was $1,641,454 for the year ended December 31, 2013 compared to $564,531 for the same period in 2012. Cash used in investing activities increased mainly due certain investments in production equipment associated with the Dario™ blood glucose monitoring device.

Net cash provided by financing activities was $10,274,538 for the year ended December 31, 2013 compared to $3,868,480 for the same period in 2012. On May 10, 2013, we consummated a final closing of a separate private placement transaction pursuant to which we raised an aggregate of $9 million in net amount. In addition, we raised net proceeds in an aggregate of $292,613 through the exercise of outstanding warrants.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2013 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations is for motor vehicle and real property lease which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors

	Payments due by period (U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years
Operating Lease Obligations	594,050	239,087	354,963
Purchasing Obligations	556,923	556,923	-

Total:	1,150,973	796,010	354,963

We have experienced cumulative losses of $20,003,700 from inception (August 11, 2011) through December 31, 2013, and have a stockholders’ deficit of $86,381 at December 31, 2013. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs for the next twelve months. These factors raise substantial doubt regarding our ability to continue as a going concern.

According to our management’s estimates, based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities into October 2014. However, if we are not able to commercially launch DarioTM or generate meaningful revenue, and if we are unable to obtain additional capital resources, we will not be able to continue activities beyond the end of October 2014.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (i) further development and, if needed, testing of our Dario™ device and its related application and data storage components, (ii) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario™ in the U.S. and other non-European jurisdictions, (iii) expenses which will be required in order to start and expand production of Dario™, (iv) sales and marketing efforts and (v) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to obtain commercially launch Dario™ in the jurisdictions and in the timeframes we expect.

Unregistered Sales of Equity Securities and Use of Proceeds

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

Our 2011-2012 Private Placement

On October 27, 2011, we conducted the initial closing of a private placement offering (which we refer to herein as our 2011-2012 Private Placement) of an aggregate of 2,461,000 shares of our common stock at a purchase price of $1.00 per share and warrants to purchase an aggregate of 2,461,000 shares of our common stock with an exercise price of $1.50 per share out of which 130,000 warrants (141,305 warrants after anti-dilutive adjustments as describe below) were exercised as of December 31, 2013 for a total funds of $195,000. The remaining outstanding warrants are exercisable at any time within five (5) years from October 27, 2011. The $1.50 exercise price was adjusted to $1.30 per share due to the August 2012 Private Placement described below and the number of shares of common stock underlying such warrants was adjusted upward by 371,017 shares in the aggregate as a result of the completion of all three tranches of the August 2012 Private Placement as described below.

The final closing of the 2011-2012 Private Placement occurred on March 30, 2012. There were a total of 45 accredited investors in the 2011-2012 Private Placement. The gross proceeds to us from the 2011-2012 Private Placement were $2.461 million. We have registered the shares of common stock, and shares of common stock underlying the warrants, issued in the 2011-2012 Private Placement for public resale by the selling stockholders named herein and their assigns pursuant to an initial form S-1 which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2013 (“the Initial Registration Statement”) followed by a first and second Post Effective Amendments which were declared effective by the SEC on November 6, 2013 (“the POA of the Initial Registration Statement”).

Spencer Trask Ventures, Inc. (who we refer to herein as Spencer Trask), acted as the placement agent for the 2011-2012 Private Placement. As part of its compensation for acting as placement agent for the 2011-2012 Private Placement, we issued warrants to Spencer Trask and its designees to purchase an aggregate of 482,200 shares of common stock with an exercise price of $1.00 and additional warrants to purchase an aggregate of 482,200 shares of common stock with an exercise price of $1.50 per share (subsequently adjusted downward to $1.30) out of which 47,720 and 37,011 (40,765 warrants after anti-dilutive adjustments as describe below), respectively, were exercised as of December 31, 2013 for total funds of $2,743. Such remaining outstanding warrants contain a “cashless exercise” feature and are exercisable at any time prior to April 8, 2016. We are not registering the shares of common stock underlying the warrants issued to Spencer Trask for public resale.

Due to August 2012 Private Placement described below, the shares underlying Spencer Trask’s warrants were increased by 72,455 shares in the aggregate.

The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Following the effectiveness of the Initial Registration Statement, in February 2013, we were approved by FINRA for quotation of our common stock on the OTCBB/OTCQB Markets under the symbol “DRIO”.  Trading in our common stock began on April 9, 2013. There can be no assurances, however, that we will be able to establish or maintain a public market for our common stock.

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

As of December 31, 2013, 92,000 warrants from the August 2012 Private Placement were exercised for a total funds of $92,000.

We registered the shares of common stock, and shares of common stock underlying the warrants, in the first and second tranche of 2012 of August 2012 Private Placement and in the third tranche of August 2012 Private Placement for public resale by the selling stockholders named herein and their assigns in the Initial Registration Statement and in our second form of S-1 which was declared effective by the SEC on July 24, 2013 (“the Second Registration Statement”), respectively.

Our October 2012 Private Placement

On October 17, 2012, we consummated a final closing of a separate private placement transaction (which we refer to as the October 2012 Private Placement) with 44 accredited investors, including existing stockholders of our company. Pursuant to this financing, we issued an aggregate of 1,795,009 shares of our common stock at a price equal to $1.50 per share (for gross proceeds of $2,692,513). We utilized the services of four FINRA member broker-dealers as finders for this private placement, including Spencer Trask, and we paid commissions to such finders equal to 10% of the funds they each raised in cash and warrants to purchase an aggregate of 179,502 shares of our common stock out of which 31,310 warrants were exercised as of December 31, 2013 for total funds of $1,041. Such remaining outstanding finder warrants contain a “cashless exercise” feature and are exercisable at any time prior to October 16, 2015. We are not registering the shares of common stock underlying the finder warrants for public resale.

We have registered the shares of common stock issued in the October 2012 Private Placement for public resale by the selling stockholders named herein and their assigns pursuant to the Initial Registration Statement.

Our May 2013 Private Placement

On May 10, 2013, we consummated a final closing of a separate private placement transaction (which we refer to as the May 2013 Private Placement) with 126 accredited investors, including existing stockholders of our company. Pursuant to this financing, an aggregate of 40 units were offered and sold for gross proceeds of $10,000,000.  Each unit consisted of 100,000 shares of common stock and warrants to purchase 50,000 shares of common stock. Each unit was priced at $250,000 per unit, or $2.50 for one share of common stock and 0.5 of a warrant. The warrants have an exercise price of $5.00 per share and expire on April 4, 2016. In the aggregate, 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock were issued in the May 2013 Private Placement.

Aegis Capital Corp. (“Aegis”) acted as the placement agent for the May 2013 Private Placement, and Aegis utilized the services of FINRA member sub-agents. We paid to Aegis or its sub-agents an aggregate cash fee and non-accountable allowance of $950,000 and issued to Aegis or its designees warrants (substantially similar to the warrants issued to investors in the May 2013 Private Placement, but containing a cashless exercise feature) to purchase an aggregate of 400,000 shares of our common stock at $2.50 per share and additional warrants to purchase 200,000 shares of our common stock at $5.00 per share. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. On our Second Registration Statement, we registered the shares of common stock issued in the May 2013 Private Placement for public resale by the selling stockholders named therein and their assigns.

Consulting Agreement with SLD Capital Corp.

On October 5, 2012, we entered into a non-exclusive strategic advisory consulting agreement with SLD Capital Corp. SLD Capital is an affiliate of Steven Rosner, an investor in our company. Pursuant to this agreement, SLD Capital provided strategic advice to our management regarding, among other matters: (i) our operations and related obligations as a U.S. publicly-listed and reporting company, (ii) the industries and businesses in which we are engaged, including our publicly-listed competitors and (iii) other aspects of or concerning our business about which SLD Capital has knowledge or expertise, including our ongoing stockholder relations initiatives.

As consideration for such services, upon execution of the agreement, we issued SLD Capital 250,000 shares of our common stock and agreed to issue SLD Capital additional 20,833 shares of common stock per month in arrears during the first eleven months of an agreement term and 20,837 shares of common stock in the final month of the agreement term, for a total of 250,000 additional shares of common stock. In our Initial Registration Statement, we registered 333,332 shares of common stock previously issued under this consulting agreement for public resale by SLD Capital and its assigns.

On March 5, 2013, we amended certain terms of our consulting agreement with SLD Capital. Pursuant to the amendment, SLD Capital received four (4) monthly issuances of 41,667 shares of common stock per month in arrears which concluded with the monthly period ending May 30, 2013. In addition, SLD Capital Corp. received two series of warrants to purchase (i) 250,000 shares of our common stock at an exercise price of $1.50 and exercisable at any time prior to two years anniversary of the date that we have received a ticker symbol for our common stock and caused our common stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar system (which date was April 8, 2013), and (ii) 200,000 shares of common stock at an exercise price of $1.50 per share and exercisable from and after the date that we have two hundred (200) or more record and/or beneficial owners of our common stock. SLD Capital is entitled to “piggy-back” registration rights with respect to the shares of common stock underlying such warrants. The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. In our Second Registration Statement, we registered 166,668 shares of common stock and 450,000 shares of common stock underlying the warrants referred to above previously issued under this consulting agreement for public resale by SLD Capital and its assigns.

Our February 2014 Private Placement

On February 18, 2014, we consummated a private placement transaction (which we refer to as the February 2014 Private Placement) with institutional and other accredited investors. Pursuant to this financing, we issued units comprised of an aggregate of (i) 2,226,956 shares of common stock and (ii) warrants to purchase an aggregate of 1,670,216 shares of common stock.  The price per unit issued in this offering was $1.88, yielding gross proceeds of $4.19 million. The units detached immediately and will not be separate securities of our company.

Roth Capital Partners, LLC acted as the placement agent for the February 2014 Private Placement.  After deducting the fees of the placement agent and other estimated offering expenses, the net proceeds to us from this offering were approximately $3.79 million. This placement agent also received warrants (substantially similar to the warrants issued to investors in the February 2014 Private Placement) equal to seven percent (7%) of the shares issued in the February 2014 Private Placement.

Pursuant to the terms of the February 2014 Private Placement, we potentially be required to issue additional shares of common stock (which we call the Adjustment Shares) at a specified time to the investors in the February 2014 Private Placement in the event that the price per share of common stock in the February 2014 Private Placement is greater than the price per share of the common stock, calculated as 90% of the average of the ten (10) lowest volume weighted prices of the common stock during the twenty (20) trading day period starting immediately following the earlier of the date on which the shares, shares of common stock underlying warrants and Adjustment Shares have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act; provided, that, subject to the terms and conditions of the February 2014 Private Placement, we may be required to issue further additional shares of common stock at one or more additional specified times if the shares of common stock are not freely tradable for certain specified minimum periods.

The warrants issued in the February 2014 Private Placement will be immediately exercisable at an exercise price of $2.35 per share and expire five years after the date that the shares underlying such warrants have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act.  The warrants are subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any common stock (including the Adjustment Shares), securities convertible into Common Stock, or certain other issuances at a price below the then-existing exercise price, with certain exceptions.  The warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates exceeding 4.99% of the total number of shares of our common stock then issued and outstanding (which limit may be raised to 9.99% upon the request of the holder).  In addition, upon certain changes in control of our company, the holder of a warrant issued in the February 2014 Private Placement can elect to receive, subject to certain limitations and assumptions, cash equal to the Black-Scholes value of the outstanding warrants.

In connection with February 2014 Private Placement, we entered into a Registration Rights Agreement (the Registration Rights Agreement) with the investors. Pursuant to the terms of the Registration Rights Agreement, we granted to the investors certain registration rights related to the shares, shares underlying warrants and Adjustment Shares issued and issuable in the February 2014 Private Placement.  We are required to file a registration statement for the resale of such securities by March 20, 2014 and to use reasonable best efforts to cause such registration statement to be declared effective by April 18, 2014 (or June 18, 2014 if the SEC determines to review the registration statement).  We may incur liquidated damages if we do not meet our registration obligations under the Registration Rights Agreement.

The sale and issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

                Not applicable.

Item 8.	Financial Statements and Supplementary Data

                Our Consolidated Financial Statements and Notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-1 through F-[    ] of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2013, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We became subject to reporting requirements under the Exchange Act in February 2013.  During 2013, we worked to design, implement and improve our disclosure controls and procedures and our internal control over financial reporting to remedy certain deficiencies related thereto that we have noted in our Quarterly Reports filed during 2013.  These efforts have led our management to conclude that as of December 31, 2013, our disclosure controls and procedures and internal controls were effective.   Except for the foregoing, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.  Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2013.

Item 9B.	Other Information

None.

PART II

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our executive officers and the members of our Board of Directors as of the date of this Annual Report.  All directors hold office for one-year terms until the election and qualification of their successors.  Officers are appointed by our Board of Directors and serve at the discretion of the board, subject to applicable employment agreements.

Name	Age	Position(s)
Erez Raphael	40	Chief Executive Officer, President and Director
Gadi Levin	41	Chief Financial Officer, Treasurer and Secretary
Oren Fuerst, Ph.D.	45	Chairman of the Board
Dr. David Weintraub	62	Director
Malcolm Hoenlein	69	Director
Adam K. Stern	50	Director
Dennis McGrath	57	Director

There are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.  There are no family relationships between any of our directors or executive officers.

Erez Raphael has served as our President and Chief Executive Officer since August 9, 2013.  He previously and since October 2012 served as our Vice President of Research and Development.  Mr. Raphael has over 17 years of industry experience, having been responsible in his career for product delivery, technology and business development.  Prior to joining our company, from 2010 to 2012, Mr. Raphael served as Head of Business Operations Nokia Siemens Networks, where he was responsible for establishing and implementing a new portfolio business unit directed towards marketing and sales of complimentary products.  Prior to that, from 1998 to 2010, he held increasingly senior positions at Amdocs Limited (NYSE:DOX) where he was ultimately responsible for advising the Chief Technology Officer and implementing matters of overall business strategy. Mr. Raphael holds a BA in economics and business management from Haifa University.

Gadi Levin has served as our Chief Financial Officer, Treasurer and Secretary since November 26, 2013.  Prior to his employment with our company, Mr. Levin served as Chief Financial Officer and Secretary of Adira Energy Ltd., an oil and gas company focused in the Eastern Mediterranean (OTCQB:ADENF, TSX.V:ADL).  He continues to perform services for Adira Energy on a part-time basis.  Mr. Levin was appointed Secretary of Adira Energy in July 2010 and was appointed Chief Financial Officer in January 2011.  Prior to these appointments, Mr. Levin served as Chief Financial Officer of Adira Energy’s Israeli subsidiaries.  Mr. Levin previously served as the Vice President of Finance and Chief Financial Officer for KCPS & Company, a real estate investment fund, from January 2010 to June 2010. Prior to KCPS & Company, Mr. Levin served as the Vice President of Finance and Chief Financial Officer for Profimex, a public equity, fixed income and alternative investment company, from July 2008 to December 2009. Mr. Levin began his career at the accounting firm Arthur Andersen, where he worked in the Cape Town, London and Tel Aviv offices for nine years. He has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa, and a post graduate diploma in Accounting from the University of South Africa. He received his Chartered Accountant designation in South Africa and has an MBA from Bar Ilan University in Israel.

Oren Fuerst, Ph.D. is our Chairman of the Board and a co-founder of our company.  Until December 31, 2013, Dr. Fuerst served as our Executive Chairman and until August 2013, he served as our Chief Executive Officer.   Dr. Fuerst is a serial entrepreneur, investor and advisor of technologies commercialized by numerous medical companies.  He presently serves as the Managing Director and Chairman of Strategic Models, a New York-based investment, strategy and ideas group nurturing boutique, which he founded in 1999, of Geb Invest Group and of Fuerst Technologies.  Strategic Models is one of the founding stakeholders of LabStyle.  In 2009, Dr. Fuerst co-founded and became Chairman of Circ MedTech, a developer of PrePex, an HIV prevention medical device.  In 2011, Dr. Fuerst co-founded and became Chairman of Hiterpia, a development stage company developing a dietary supplement for enhanced brain function, Medivizor, a health informatics service, and Eco-Fusion, platform for enhanced quality of life, combining mobile and cloud based software and wearable sensors for healthy individuals and people in rehabilitation.   In 2007, he co-founded and became Chairman of Tevel Angels and later Tevel Global, a network of investors with a focus on investing in early-stage Israeli-related technology companies, including numerous medical devices and software companies. From 1999 to 2003, he was the initiator and later co-Director of the Technology Valuation Executive Program at Columbia Business School, and from 1997 to 2000, he served as a faculty member at Yale University School of Management and Yale International Center for Finance, focusing on International and Technology Valuation and Management.  Dr. Fuerst is also involved in numerous not for profit organizations, mostly related to healthcare in disadvantaged communities.  We believe Dr. Fuerst is qualified to serve on our Board of Directors due to his status as one of our founders and a co-inventor of our core technology and also because of his extensive experience in innovation, finance and product development with life sciences companies.  Dr. Fuerst holds an M.Phil. and Ph.D. from Columbia Business School with a dissertation topic of the linkages of game theory, valuation and corporate stock exchange listing.  He holds a dual bachelor’s degree from Tel Aviv University (Dual Magna Cum Laude) in Accounting and Economics.

Dr. David Weintraub is a founding director of our company.  Dr. Weintraub has more than 25 years of experience in medical technologies, including the founding of numerous companies, including Versamed (acquired by GE Healthcare in 2008 for over $40 million), a developer of a novel line of respirators.  Dr. Weintraub founded the first Women Health Center in Israel in 1987 and practices obstetrics and gynecology in his private clinic.  Dr. Weintraub has also served as the Medical Director of the Ramat Aviv Medical Center in Tel Aviv since 2003.  As part of his medical device experience, from 2004 to 2005, he was the Medical Director of UltraShape Ltd., a medical device company, and from 2006 to 2009, he was the co-founder and Medical Director of medical device maker Anima.  He also managed and maintained his own private clinic from 2006 to 2009.  We believe Dr. Weintraub is qualified to serve on our Board of Directors due to his status as one of our founders and also because of his extensive experience with medical technologies.  He graduated from the Sackler School of Medicine, Tel Aviv University in 1980.

Malcolm Hoenlein has been a director of our company since August 31, 2011.  Since 1986, Mr. Hoenlein has served as Chief Executive Officer and Executive Vice Chairman of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on international and national concerns for 52 national American Jewish organizations.  Previously, he served as the founding Executive Director of the Jewish Community Relations Council of Greater New York.  Prior to that, he was the founding Executive Director of the Greater New York Conference on Soviet Jewry.  A National Defense Fellow at the Near East Center of the University of Pennsylvania, Mr. Hoenlein taught International Relations in the Political Science Department and served as a Middle East specialist at the Foreign Policy Research Institute.  In addition, he served on the editorial staff of ORBIS, the Journal of International Affairs.  He serves as a director of several companies, including Bank Leumi USA, PureSafe Water Systems, Inc. (OTCBB:PSWS), Powermat USA, O.D.F. Optronics Ltd. and WellSense Technologies.  We believe Mr. Hoenlein is qualified to serve on our Board of Directors because of his extensive experience serving on the boards of public and private companies.  Mr. Hoenlein has a B.A. in Political Science from Temple University and a Masters Degree in International Relations from the University of Pennsylvania, as well as an honorary Doctorate of Laws from Touro College and an honorary Doctorate of Humane Letters from Yeshiva University.

Adam K. Stern has been a director of our company since October 27, 2011.  Mr. Stern has over 25 years of venture capital and investment banking experience focusing primarily on the technology and life science industries.  Since November 2012, Mr. Stern has served as the Managing Director of Private Equity Banking at Aegis Capital Corp. and the Chief Executive Officer of SternAegis Ventures.  From 1997 to November 2012, Mr. Stern was affiliated with Spencer Trask Ventures, Inc., most recently as Senior Managing Director.  From 1989 to 1997, he was associated with Josephthal & Co., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing and held increasingly responsible positions.  He has been a licensed securities broker since 1987 and a General Securities Principal since 1991.  From May 2007 until June 2011, he served as a director of Prolor Biotech Inc. (NYSE MKT: PBTH) and he rejoined the board in November 2012. In addition, he has served as a director of InVivo Therapeutics Holdings Corp. (OTCBB:NVIV) since October 2010 and Organovo Holdings, Inc. (OTCBB:ONVO) since February 2012.  We believe Mr. Stern is qualified to serve on our Board of Directors because of his extensive experience in corporate finance and experience in the technology and life science industries. Mr. Stern holds a Bachelor of Arts degree with honors from the University of South Florida in Tampa.

Dennis M. McGrath has been a director of our company since November 12, 2013.  Mr. McGrath is the President and Chief Financial Officer, and a member of the Board of Directors, of PhotoMedex, Inc. (NasdaqGS: PHMD), a global medical device and specialty pharmaceutical company. Upon completion of the PhotoMedex’s 2011 merger with Radiancy, Inc., Mr. McGrath reassumed his role of Chief Financial Officer in addition to President and board director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath was the Chief Executive Officer of PhotoMedex from July 2009 through December 2011, the date of the merger. He had previously served as Chief Financial Officer and vice president, finance and administration of PhotoMedex from January 2000 through June 2009. He has held several senior-level positions in prior endeavors of public companies, including, from February 1999 to January 2000, serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as Chief Financial Officer of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was Chief Financial Officer and executive vice-president of operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of Noninvasive Medical Technologies, Inc. and serves on the Board of Advisors of Taylor University. Mr. McGrath began his career at the accounting firm Arthur Andersen in Philadelphia, PA. Upon graduating maxima cum laude with a B.S. in accounting from LaSalle University in 1979 he became a certified public accountant in 1981.

Key Employees

Below are the biographies of a certain key non-executive officer employee of our company

Shai Eisen has served as our General Manager—North America and Vice President of Operations since September 2013.  Mr. Eisen has technical and operations management as well as business and product development experience and a proven organization-building track record.  From 1997 to 2007, he worked at Saifun Semiconductors Ltd., where he was one of the first employees and held key technical and operational leadership positions.  From 2011 to 2013, Mr. Eisen served as Vice President - Operations at Q-Core Medical, Ltd., where he managed the company’s day-to-day business and led all production, supply-chain, support, engineering and quality disciplines.  Mr. Eisen holds a degree in Electrical Engineering from Northwestern University and an MBA from Columbia University.

Dr. Liron Hadar has served as our Director of Engineering and New Products Development since April 2013.  Dr. Hadar has extensive research and development and engineering experience in the medical device sector with multidisciplinary technical know-how in global project management and system development.  She has a proven knowledge in the development and transfer of medical device designs to actual production through feasibility, conceptual and detailed design.  Prior to joining our company, Dr. Hadar from served from 2007 to 2012 as a Research and Development Project Manager at Medingo Ltd., an Israeli diabetes product company that was acquired by Roche.  During 2007, Dr. Hadar held a Post Doctorate position at the Biomedical Engineering Department at the Technion (Israel Institute of Technology) and initiated processes that served the platform for the company that became Regentis Biomaterials Ltd.  Dr. Hadar holds Ph.D. and an undergraduate degree in Chemical Engineering from the Technion.

Shoshana Friedman is a co-founder of our company and serves as our Vice President of Regulation, Quality Assurance and Clinical Trials.  Since 2006, Ms. Friedman has served as President and CEO of Push-Med LLC, a provider of regulatory, quality assurance and clinical services to the medical device and biotechnology industries.  From 2002 to 2006, Ms. Friedman was Senior Vice President, Regulatory and Clinical Affairs and a member of the senior management team of Given Imaging (NASDAQ: GIVN).  She has been a member of Given Imaging’s Advisory Board since June 1997, and as a company consultant, she led the effort to secure marketing authorizations worldwide.  From 1993 to 1996, she served as Regulatory, Clinical and Quality Assurance Director at InStent Ltd., an Israeli medical device company that was acquired by Medtronic Inc. in 1996.  Ms. Friedman holds a B.Sc. in mathematics and physics from Haifa University, a Business Administration Certificate (with Honors) from Hebrew University, a QA Lead Assessor certification from Bywater, Inc. and a Regulatory Affairs Certification (RAC) from the Regulatory Affairs Professionals Society (RAPS).  In recognition of her professional achievements, in 2005 the Regulatory Affairs Professionals Society (RAPS) awarded Ms. Friedman the Richard E. Greco Award, the highest honor bestowed by the RAPS to outstanding leaders who have made significant contributions to the field.  In 2012, Ms. Friedman received the RAPS Fellowship, which is a RAPS program that recognizes senior regulatory professionals for their continued significant contributions and leadership in the advancement of the profession.

                David Edelman is our Director of Product Strategy and also sits on our Scientific Advisory Board. He is also the co-founder and President of Diabetes Daily, a leading diabetes online community with over four million annual visitors. Mr. Edelman also sits on the Board of Advisors of the Diabetes Hands Foundation.  He is the November 2013 recipient of the Social HealthMaker in Diabetes award.  He received a Bachelor of Art from Brown University in education and human development.

Scientific Advisory Board

We have established a Scientific Advisory Board, whose members will be available to us to advise on our scientific and business plans and operational strategies.  Below is the biography of our Scientific Advisory Board chairman. David Edelman, our Director of Product Strategy, also sits on our Scientific Advisory Board.

Prof. Itamar Raz is a world renowned expert in diabetes care and research. He currently services as the head of the Diabetes Unit of Hadassah Hebrew University Medical Center in Jerusalem, the head of the Israel National Council of Diabetes of the Israel Ministry of Health (which is responsible for formulating Israeli national policies), the President of D-Cure, a diabetes not-for-profit organization and the head of the Israel Diabetes Research Group.  He also serves as a member of Advisory Boards at Novo Nordisk (NYSE: ADR), Astra Zeneca/Bristol-Myers Squibb (NYSE: BMY), Sanofi (NYSE: SNY), Merck Sharp & Dohme (NYSE: MRK), and Eli Lilly (NYSE: LLY) and as a consultant for InsuLine Medical Ltd, Andromeda Biotech Ltd and Astra Zeneca/Bristol-Myers Squibb. Prof. Raz has published over 260 research papers including biennial publications of a Supplement to Diabetes Care summarizing proceedings of the European Controversies to Consensus in Obesity, Diabetes and Hypertension (CODHy) meeting.  He also holds editorial positions on a number of medical journals.  Prof. Raz’s medical career began in 1985 at Hadassah University Hospital as Senior Physician, specializing in Internal Medicine.  From 1986 to 1992, Prof. Raz was head of Hebrew University Student Services, and in 1988 he was appointed Senior Lecturer at Hadassah University Hospital’s Department of Internal Medicine.  In 1989, Prof. Raz was appointed Chief Physician of Internal Medicine, and as head of the Diabetes Clinic at Hadassah University Hospital in 1992.  In 1995, Prof. Raz became an Associate Professor at the Department of Internal Medicine, Hadassah University Hospital.  In 2001, he was appointed Director of the hospital’s Center for Prevention of Diabetes and its Complications.  Since 2003, Prof. Raz has served as Professor of Internal Medicine at the Department of Internal Medicine, Hadassah University Hospital.  Prof. Raz graduated from Hebrew University & Hadassah School of Pharmacy with a Bachelor of Science in 1973.  In 1981, he graduated from Hebrew University & Hadassah School of Medicine with an M.D. and completed his residency at Hadassah University Hospital from 1981 to1985, specializing in internal medicine.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nomination and Corporate Governance Committee.

Audit Committee

Our Audit Committee is comprised of Malcolm Hoenlein and Dennis M. McGrath, each of whom is an independent director.  Our former director, Prof. Nahum D. Melumad served as Chairman of the Audit Committee until his death on January 15, 2014.  Mr. McGrath is acting as Chairman of the Audit Committee on an interim basis until a new Audit Committee Chairman is identified.  Mr. McGrath is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements.  For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions.  The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

•	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board; and

•	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of the Sarbanes-Oxley Act of 2002, and make recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

Compensation Committee

Our Compensation Committee is comprised of Malcolm Hoenlein and David Weintraub, with Mr. Hoenlein serving as Chairman.  The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed in August 2013 and is comprised of Mr. Hoenlein and Mr. Stern.  No Chairman has been appointed, but one will be chosen by its members.  The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our company.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly.  Based on this review, our board has determined that Dr. Weintraub and Messrs. Hoenlein and McGrath are “independent directors” as defined in the rules of NASDAQ OMX Group, Inc. corporate governance requirements and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

Code of Ethics

On March 5, 2013, our Board of Directors adopted a Code of Business Conduct and Ethics and Insider Trading Policy.

Limitation of Directors Liability and Indemnification

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties.  Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law.

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act of 1933, as amended.  Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted.  We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Section 16(a) Beneficial Ownership Reporting Compliance

Since our common stock is not registered under Section 12 of the Exchange Act, our directors and executive officers and persons who beneficially own more than 10% of our common stock are not required to file with the SEC various reports as to their ownership of and activities relating to our common stock.

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2013.

									Non-equity
							Option		incentive	Non-qualified	All Other
Name and		Salary		Bonus		Stock	Awards		plan	incentive plan	Compensation
Principal Position	Year	($)*		($)		Awards	($)		compensation	compensation	($)		Total ($)
Erez Raphael (President and Chief Executive Officer)**	2013	$66,464	(1)	—		—	$293,200	(2)	—	—	$35,298	(3)	$394,962
	2013	$60,925	(4)	—		—	$453,000	(5)	—	—	$27,565	(6)	$541,490
	2012	—		—		—	—		—	—	—		—
Gadi Levin (Chief Financial Officer, Treasurer and Secretary)***	2013	$10,985	(7)	—		—	—		—	—	$3,100	(8)	$14,085
	2012	—		—		—	—		—	—	—		$—
Oren Fuerst (Chairman of the Board)****	2013	$253,887	(9)	$48000	(10)	—	$564,822	(11)	—	—	$54,883	(12)	$921,592
	2012	$217,422		$96,000		—	$183,622		—	—	$23,434		$520,478
Shilo Ben Zeev (former President and Chief Operating Officer)*****	2013	$85,295	(13)	—		—	$409,170	(14)	—	—	$38,509	(15)	$532,974
	2012	$121,387		—		—	$292,000		—	—	$41,545		$454,931
Mordechi (Motty) Hershkowitz (former Chief Financial Officer, Treasurer and Secretary)******	2013	$99,655	(16)	—		—	$145,723	(17)	—	—	$38,869	(18)	$284,248
	2012	$55,224		—		—	$36,400		—	—	$22,781		$114,404

*	Certain compensation paid by the company is denominated in New Israeli Shekel (“NIS”). Such compensation is calculated for purposes of this table based on the annual average currency exchange.
**	Since August 2013, Mr. Raphael has served as President and Chief Executive Officer of our company. During 2012, Mr. Raphael was not considered to be an executive officers.
***	Since November 2013, Mr. Levin has served as Chief Financial Officer, Treasurer and Secretary of our company.
****	From November 2011 to August 2013, Dr. Fuerst served as our Chairman and Chief Executive Officer. From August 2013 December 31, 2013 Dr Fuerst served as our Executive Chairman. Beginning in January 2014, Dr. Fuerst serves as Chairman of the Board of our company.
*****	From August 2011 until August 2013, Mr. Ben Zeev served as our President and Chief Operating Officer. From August 2013 until February 2014, Mr. Ben Zeev served as management consultant of our company. Compensation hereof includes the period for which he served as our President and Chief Operating Officer.
******	Mr. Hershkowitz served as our Chief Financial Officer, Treasurer and Secretary from March 2012 until November 2013. From November 2013 until February 2014, Mr. Hershkowitz continued to serve as a financial consultant of our company. Compensation hereof includes the period for which he served as our Chief Financial Officer, Treasurer and Secretary.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael is entitled to a monthly salary of NIS44,000 (see further details in “Employment Agreements” below).

(2)	Mr. Rapahel, upon his nomination as the President and Chief Executive Officer of our company, was granted 300,000 options for the year ended 2013 pursuant to that certain 2012 Equity Incentive Plan. The options granted vest as follows: 150,000 vest on August 29, 2013 (grant date) and 150,000 vest on August 30, 2014. The value of the granted options for purposes of this table was derived using the Black-Sholes model. We may grant Mr. Raphael additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment Agreements” below).
(3)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(4)	In accordance with his first amendment to the employment agreement with our company, Mr. Raphael was entitled to a monthly salary of NIS37,500.
(5)	Mr. Rapahel, during the period he served as our vice president of research and development was granted 180,000 and 20,000 options which vest over a period of 6 and 5 quarterly installments. The value of the granted options for purposes of this table was derived using the Black-Sholes model.
(6)	In addition to his salary, Mr. Raphael was entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(7)	In accordance with his employment agreement with our company, Mr. Levin is entitled to a monthly salary of NIS34,000 for the first three months of his employment and a monthly salary of NIS37,000 thereafter (see further details in “Employment Agreements” below).
(8)	In addition to his salary, Mr. Levin is entitled to receive a leased automobile (commencing three months after November 26, 2013), and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(9)	In accordance with his employment agreement with our company (which was approved by our Board of Directors in March 2012), Dr. Fuerst was entitled to an annual salary of $192,000. In August 2012, upon the approval of the Compensation Committee of our Board of Directors, Dr. Fuerst’s annual salary was increased to $252,000, starting from August 2012. On January 28, 2014, we entered into an Agreement with Dr. Fuerst pursuant to which his employment with us was terminated and he agreed to serve as our Chairman of the Board (see further details in “Employment Agreements” below).
(10)	In accordance with his former employment agreement with our company, Dr. Fuerst was entitled to receive bonuses based on his achieving the following milestones: (a) $96,000 in the event we achieve data lock on at least one clinical study required for FDA and/or CE Mark regulatory approval, (b) $48,000 in the event we make a 510K regulatory submission with the FDA for regulatory clearance of a company product, (c) $48,000 in the event we obtain a European notified body CE Mark clearance for a company product, (d) $48,000 in the event we obtain a market clearance for a company product in a market not covered by FDA or CE with a population in excess of 100,000,000 and (e) $96,000 in the event we obtain FDA regulatory clearance for a company product. Dr. Fuerst is also entitled to receive additional bonuses for five years in connection with strategic transactions that Dr. Fuerst has helped to consummate. As of December 31, 2013, Dr. Fuerst was entitled to receive a bonus at the amount of $48,000 in light of the achieving of the second milestone described above. On January 28, 2014, we entered into an Agreement with Dr. Fuerst pursuant to which his employment with us was terminated and he agreed to serve as our Chairman of the Board (see further details in “Employment Agreements” below).

(11)	In accordance with his former employment agreement with our company, Dr. Fuerst was entitled to receive fully-vested options to purchase shares of our common stock equal to three percent (3%) of our issued and outstanding capital stock on an as-converted fully diluted basis (but no less than 500,000 shares). Pursuant to Dr. Fuerst’s employment agreement and for accounting purposes, the exercise price of such options was set at $1.00 per share; provided, that the exercise price remained subject to modification if deemed appropriate by our Board of Directors. In June 2012, the Compensation Committee of our Board of Directors approved initial option grants under our 2012 Equity Incentive Plan. As part of this approval, the Compensation Committee approved a reduction in the exercise price of the options Dr. Fuerst was entitled to receive from $1.00 to $0.52 and issued additional options at $0.52 per share. As such, Dr. Fuerst was granted an aggregate of 750,000 options with an exercise price of $0.52 per share. In September 2012, the Compensation Committee of our Board of Directors clarified that 330,000 of these options vested immediately, and 420,000 are subject to 2-year vesting in equal increments on annual basis. The value of the granted options for purposes of this table was derived using the Black-Sholes model. During the year ended December 31, 2013, the Compensation Committee of our Board of Directors approved additional grants of options under our 2012 Equity Incentive Plan. As part of those grants Dr. Fuerst was granted with 200,000 options with a vesting schedule of one year and additional 200,000 options with a vesting schedule of 5 equal quarterly installments. The value of the granted options for purposes of this table was derived using the Black-Sholes model. We may grant Dr. Fuerst additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof.
(12)	In addition to his salary, Dr. Fuerst was entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”. On January 28, 2014, we entered into an Agreement with Dr. Fuerst pursuant to which his employment with us was terminated and he agreed to serve as our Chairman of the Board (see further details in “Employment Agreements” below).
(13)	Mr. Ben Zeev served as our President and Chief Operating Officer until August 2013 and was entitled to receive a monthly salary of NIS44,000 (see further details in “Employment Agreements” below).
(14)	As part of the initial grants under our 2012 Equity Incentive Plan approved by the Compensation Committee of our Board of Directors in June 2012, Mr. Ben Zeev was granted 400,000 options to purchase shares of common stock with an exercise price of $0.001 per share. 100,000 of these options vested immediately and 300,000 are subject to 2-year vesting in equal increments on a quarterly basis. During the year ended December 31, 2013, Mr. Ben Zeev was granted with 200,000 and 150,000 options out of which 40,000 and 60,000 options were canceled due to the early termination of his employment agreement on August 11, 2013. The value of the granted options for purposes of this table was derived using the Black-Sholes model.
(15)	In addition to his salary, Mr. Ben-Zeev was entitled to receive a leased automobile and mobile phone during his employment. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(16)	Mr. Hershkowitz served as our Chief Financial Officer March 2012 until November 2013. According to his amended employment agreement he was entitled to receive a monthly salary of NIS35,000. On November 24, 2013, we mutually agreed to terminate Mr. Hershkowitz’s status as an officer of the company, effective immediately (see further details in “Employment Agreements” below).
(17)	As part of the initial grants under our 2012 Equity Incentive Plan approved by the Compensation Committee of our Board of Directors in June 2012, Mr. Hershkowitz was granted 70,000 options to purchase shares of common stock with an exercise price of $0.47 per share. 10,000 of these options vested immediately and 60,000 are subject to 2-year vesting in equal increments on a quarterly basis. During the year ended December 31, 2013 Mr. Hershkowitz was granted with 110,000 and 50,000 options out of which 40,000 and 20,000 options were canceled due to the early termination of his employment agreement on November, 2013 (see further details in “Employment Agreements” below). The value of the granted options for purposes of this table was derived using the Black-Sholes model.

(18)	In addition to his salary, Mr. Hershkowitz was entitled to receive a leased automobile and mobile phone during his employment. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.

All compensation awarded to our executive officers were independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no written employment agreements with any of our officers, directors or key employees.  The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and President – On August 30, 2013, we entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his Employment Agreement as amended, Raphael is entitled to a monthly salary of NIS44,000.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Erez Raphael of 180,000 options to purchase shares of our common stock for an exercise price of $1.35. 30,000 of these options vested immediately and the remaining are subject to 5 quarters vesting in equal increments commencing June 30, 2013.

In June 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Erez Raphael of 20,000 options to purchase shares of our common stock for an exercise price of $3.00.  4,000 of these options vest on June 30, 2013 and the remaining are subject to 4 quarters vesting in equal increments commencing September 30, 2013.

On September 3, 2013, the Compensation Committee of our Board of Directors approved a one time grant under our 2012 Equity Incentive Plan to Mr. Raphael of 300,000 options to purchase shares of our common stock at an exercise price of $2.67.  Fifty percent (50%) of such options vested immediately, and fifty percent (50%) shall vest on August 30, 2014.

Mr. Raphael’s employment agreement may be terminated by us at will or upon the following events: death, disability, other events permissible under applicable Israeli severance law or for Cause (each defined under the Employment Agreement). In the event the Employment Agreement is terminated at will, Raphael shall be entitled to receive 6-month base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for Cause, Mr. Raphael will only be entitled to severance payment under applicable Israeli severance law.

Mr. Raphael’s employment agreement also includes a one (1) year non-competition and non-solicitation, certain confidentiality covenants and assignment of any of his company-related inventions to us. Under the terms of the agreement, Mr. Raphael is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life and disability insurance and car and mobile phone allowances.

Gadi Levin, Chief Financial Officer, Treasurer and Secretary – On November 26, 2013, we entered into a Personal Employment Agreement with Mr. Levin.  Pursuant to his employment agreement, Mr. Levin is entitled to a monthly salary of NIS34,000 for his first three months of employment and NIS37,000 per month thereafter. The employment agreement may be terminated at will or for Cause (as defined under his employment agreement). In the event the employment agreement is terminated at will, Mr. Levin shall be entitled to receive 30 days of severance plus any required severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by the company for Cause, Mr. Levin will only be entitled to severance payment under applicable Israeli severance law.

The employment agreement also includes a twelve (12) month non-competition and non-solicitation, certain confidentiality covenants and assignment of any of his company-related inventions to the company. Under the terms of the employment agreement, Mr. Levin is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life and disability insurance and car and mobile phone allowances.

Oren Fuerst, former Executive Chairman, current Chairman of the Board – We entered into an at-will employment agreement with Dr. Fuerst on March 15, 2012 effective on November 1, 2011.  Such agreement was amended in August 2012 to increase Dr. Fuerst’s annual base salary.  Under the terms of his amended agreement, Dr. Fuerst was entitled to receive an annual base salary of $252,000.  Dr. Fuerst was also entitled to receive bonuses based on his achieving the following milestones: (a) $96,000 in the event we achieve data lock on at least one clinical study required for FDA and/or CE Mark regulatory certification, (b) $48,000 in the event we make a 510K regulatory submission with the FDA for regulatory clearance of a company product, (c) $48,000 in the event we obtain a European notified body CE Mark clearance for a company product, (d) $48,000 in the event we obtain a market clearance for a company product in a market not covered by FDA or CE with a population in excess of 100,000,000 and (e) $96,000 in the event we obtain FDA regulatory clearance for a company product.  Moreover, Dr. Fuerst was entitled to receive the following additional bonuses for five years in connection with strategic transactions of our company that Dr. Fuerst has helped to consummate as follows: (i) 5% of the revenues of the company from such transaction in the event we complete a strategic transaction with an aggregate actual or potential value of over US$1 million and less than US$10 million and (ii) 7% of the revenues of the revenues of our company from such transaction in the event we complete a strategic transaction with an aggregate actual or potential value in excess of $10 million.

In accordance with his employment agreement, upon the completion of our private placement which had its final closing on March 30, 2012, Dr. Fuerst received fully-vested options to purchase shares of our common stock equal to three percent (3%) of our issued and outstanding capital stock on an as-converted fully diluted basis (but no less than 500,000 shares).  Since the trigger for the grant of such options occurred on March 30, 2012, we recognized for accounting purposes at March 31, 2012 the full compensation cost related to 547,392 options in total amount of $26,141.

In June 2012, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Dr. Fuerst of 750,000 options to purchase shares of our common stock (which include the 547,392 options referred to above plus 202,608 additional options).  In connection with such grant, the Compensation Committee reviewed a current valuation of our company and accordingly reduced the exercise price of the options Dr. Fuerst was entitled to receive under his employment agreement from $1.00 to $0.52 per share and granted the additional 202,608 with an exercise price of $0.52. In September, 2012 the Compensation Committee of our Board of Directors clarified that 330,000 of these options vested immediately, and 420,000 are subject to 2-year vesting in equal increments on annual basis.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Dr. Fuerst of 200,000 options to purchase shares of our common stock for an exercise price of $1.65.  100,000 of these options vested immediately and the remaining are subject to one year vesting.

In June 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Dr. Fuerst of 200,000 options to purchase shares of our common stock for an exercise price of $3.00, 40,000 of these options vest on June 30, 2013 and the remaining are subject to 4 quarters vesting in equal increments commencing September 30, 2013.

Dr. Fuerst’s employment agreement included a one (1) year non-competition and non-solicitation, certain confidentiality covenants and assignment of any his invention.  Under the terms of the agreement, Dr. Fuerst was entitled to certain expense reimbursements and other standard vacation and sick leave.

On January 28, 2014 we entered into an Agreement with Dr. Fuerst.  Pursuant to this agreement, we and Dr. Fuerst mutually agreed to terminate Dr. Fuerst’s employment agreement with us, including his role as Executive Chairman of the company.  In addition, pursuant to the agreement, Dr. Fuerst agreed to serve in the role of Chairman of the Board of our company.  In his role as Chairman of the Board, Dr. Fuerst will perform the roles customarily associated with Chairman but shall not be responsible for any day-to-day operations of our company. The agreement provides that we will pay Dr. Fuerst a cash director’s fee of $100,000 per annum, plus a $250,000 bonus upon the achievement by the company of the following milestones: (i) the company shall have initiated and achieved commercial sales, regardless of sales volumes, and (ii) the company shall have received or earned cash in the aggregate gross amount of US$20 million through any combination of equity or debt financing or sales revenue during the period from and after December 31, 2013.  Additionally, Dr. Fuerst’s previously granted options will continue to vest in accordance with applicable stock option agreements between the company and Dr. Fuerst.  Finally, pursuant to the agreement, Dr. Fuerst agreed to certain restrictions on his ability to transfer company securities owned directly or indirectly by him.

Shilo Ben Zeev, Former President and Chief Operating Officer - We entered into an at-will Personal Employment Agreement with Mr. Ben Zeev on March 15, 2012 and effective on November 1, 2011.  Under the terms of his agreement (which was amended in August 2012), Mr. Ben Zeev received a monthly base salary of NIS44,000.

In June 2012, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Ben Zeev of 400,000 options to purchase shares of our common stock for an exercise price of $0.001 per share.  100,000 of these options vested immediately and the remaining were subject to 8 quarters vesting in equal increments commencing September 30, 2012. Due to the Separation Agreement described below, 75,000 options granted on June 2012 were canceled as of December 31, 2013.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Ben Zeev of 200,000 options to purchase shares of our common stock for an exercise price of $1.35.  100,000 of these options vested on March 31, 2013 and the remaining were subject to 5 quarters vesting in equal increments commencing June 30, 2013. Due to the Separation Agreement described below, 40,000 options granted on March 15, 2013 were canceled as of December 31, 2013.

In June 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Ben Zeev of 150,000 options to purchase shares of our common stock for an exercise price of $3.00.  30,000 of these options vest on June 30, 2013 and the remaining were subject to 4 quarters vesting in equal increments commencing September 30, 2013. Due to the Separation Agreement described below, 60,000 options granted on June, 2013 were canceled as of December 31, 2013.

Mr. Ben Zeev’s employment agreement includes a one (1) year non-competition and non-solicitation, certain confidentiality covenants and assignment of any his invention.  Under the terms of the agreement, Mr. Ben Zeev was entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave and life and disability insurance.

In connection with his departure from our company in August 2013, we entered into a Separation Agreement with Mr. Ben Zeev which was approved by the Compensation Committee of our Board of Directors effective from August 11, 2013.  Pursuant to the Separation Agreement, the employment agreement with Mr. Ben Zeev shall be voluntarily terminated effective as of February 11, 2014 (the “Effective Date”).  In consideration of Mr. Ben Zeev’s non-competition undertakings and obligations, as detailed in his employment agreement, we paid Mr. Ben Zeev a one time payment of NIS200,000 which was fully paid as of September 30, 2013.  Additionally, we are required to pay Mr. Ben Zev a bonus in the amount of NIS150,000 following the Effective Date of his departure subject to the achievement by our company of each of the following milestones: (a) we receive CE Mark certification for our Dario™ blood glucose monitoring device and (b) we have initiated and achieved initial commercial sales of Dario, regardless of sales volumes and (c) we shall have received or earned cash in the aggregate gross amount if $20 million through any combination of equity or debt financing or sales revenues during the period from and after September 1, 2013.  In addition, the Separation Agreement provides that the exercise period for vested options held by Mr. Ben Zeev holds as of the Effective Date of his departure shall have an exercise period of 12 months from such Effective Date.

Mordechi (Motty) Hershkowitz, former Chief Financial Officer, Treasurer and Secretary – We entered into an at-will Personal Employment Agreement with Mr. Hershkowitz on March 15, 2012. Under the terms of his agreement (which was amended in August 2012 and in April 2013), Mr. Hershkowitz was entitled to receive a base monthly salary of NIS35,000.

In June 2012, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Hershkowitz of 70,000 options to purchase shares of our common stock for an exercise price of $0.47. 10,000 of these options vested immediately and the remaining are subject to 8 quarters vesting in equal increments commencing September 30, 2012. Due to the termination of Mr. Hershkowitz employment agreement as described below, 15,000 options granted on June, 2012 were canceled as of December 31, 2013.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Hershkowitz of 110,000 options to purchase shares of our common stock for an exercise price of $1.50.  10,000 of these options vested on March 31, 2013 and the remaining are subject to 5 quarters vesting in equal increments commencing June 30, 2013. Due to the termination of Mr. Hershkowitz employment agreement as described below, 40,000 options granted on March 15, 2013 were canceled as of December 31, 2013.

In June 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Hershkowitz of 50,000 options to purchase shares of our common stock for an exercise price of $3.10. 10,000 of these options vest on June 30, 2013 and the remaining are subject to 4 quarters vesting in equal increments commencing September 30, 2013. Due to the termination of Mr. Hershkowitz employment agreement as described below, 20,000 options granted on June, 2013 were canceled as of December 31, 2013.

Mr. Hershkowitz’s employment agreement also includes a one (1) year non-competition and non-solicitation, certain confidentiality covenants and assignment of any his invention.  Under the terms of this agreement, Mr. Hershkowitz was entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave and life and disability insurance.

On November 24, 2013, we mutually agreed to terminate Mr. Hershkowitz’s status as an officer of the company, effective immediately, so that Mr. Hershkowitz would be able to pursue other interests. Mr. Hershkowitz will remain employed by us for a 3 month transition period under the terms his employment agreement with the company.

Outstanding Equity Awards at Fiscal Year-End Option Awards

			Equity
			incentive
			plan awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying	Option
	unexercised	unexercised	unexercised	exercise
	options (#)	options (#)	unearned	price
Name	exercisable	unexercisable	options (#)	$
Erez Raphael (President and Chief Executive Officer)	120,000	60,000	-	$1.35
	12,000	8,000	-	3.00
	150,000	150,000		2.67

Gadi Levin (Chief Financial Officer, Treasurer and Secretary)	-	-	-	-
Oren Fuerst (former Executive Chairman)	540,000	210,000	-	$0.52
	100,000	100,000	-	1.65
	120,000	80,000	-	3.00

Shilo Ben Zeev (former President and Chief Operating Officer)	325,000	-	-	$0.00
	160,000	-	-	1.35
	90,000	-	-	3.00

Mordechi (Motty) Hershkowitz (former Chief Financial Officer, Treasurer and Secretary)	55,000	-	-	$0.47
	70,000	-	-	1.50
	30,000	-	-	3.00

Total Option Shares	1,772,000	608,000	-

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Beginning with our fiscal year ended December 31, 2013 and for each fiscal year thereafter, each of our non-employee directors (currently Mr. McGrath, Dr. Weintraub, Mr. Hoenlein and Mr. Stern, and formerly Prof. Raz) will receive the following cash payments: (i) $25,000 per year, to be paid quarterly in arrears and (ii) $16,000 for Board committee service, to be paid quarterly in arrears; provided, however, that for our fiscal year ended December 31, 2013, such quarterly payments and committee meeting fees shall accrue and shall be payable upon the approval of Mr. Erez Raphael at such time when our company is adequately capitalized in his reasonable discretion.

Option Awards

Beginning with our fiscal year ended December 31, 2013 and for each fiscal year thereafter, each of our non-employee directors will receive 25,000 options to purchase shares of common stock (which we refer to as the Annual Director Options).  The Annual Director Options will be confirmed (together with the exercise price for such options) at the first meeting of our Board of Directors for each fiscal year and shall vest quarterly in arrears. The exercise price per share for the 2013 Annual Director Options (approved in March 2013) was $1.50 per share. Annual Director Options shall have ten (10) year terms and, unless otherwise approved by Compensation Committee of our Board of Directors, shall not be issued under our 2012 Equity Incentive Plan or any successor to such plan.

In March 2013, each of our non-employee directors as of such date was given a one-time grant of 150,000 fully vested, 10-year options to purchase shares of common stock, which options have an exercise price of $1.50 per share.  In addition, as part of the initial grants of options under our 2012 Equity Incentive Plan approved by the Compensation Committee of our Board of Directors in June 2012, two of our three independent directors at the time of such grant (Malcolm Hoenlein and Prof. Nahum Melumad) were each granted 200,000 options with an exercise price of $0.47 per share.  In each case, 100,000 of such options vested immediately and the remaining 100,000 options are subject to 2-year vesting in equal increments on quarterly basis.

All Annual Director Options or other equity incentives issued under our non-employee director remuneration policy shall be deemed to have been issued under an “employee benefit plan” as defined in Rule 405 promulgated under the Securities Act of 1933, as amended.

Compensation Committee Review

For each fiscal year following 2013, the Compensation Committee shall, if it deems necessary or prudent in its discretion, reevaluate and approve in January of each such year (or in any event prior to the first board meeting of such fiscal year) the cash and equity awards (amount and manner or method of payment) to be made to non-employee directors for such fiscal year.  In making this determination, the Compensation Committee shall utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to independent directors of our peer group.

The Compensation Committee shall also have the power and discretion to determine in the future whether non-employee directors should receive annual or other grants of options to purchase shares of common stock or other equity incentive awards in such amounts and pursuant to such policies as the Compensation Committee may determine utilizing such market standard metrics as it deems appropriate, including, without limitation, an analysis of equity awards granted to independent directors of our peer group.

Participation of Employee Directors; New Directors

Unless separately and specifically approved by the Compensation Committee in its discretion, no employee director of our company shall be entitled to receive any remuneration for service as a director (other than expense reimbursement as per prevailing policy).

New directors joining our Board of Directors shall be entitled to a pro rated portion (based on months to be served in the fiscal year in which they join) of cash and stock option or other equity incentive awards (if applicable) for the applicable fiscal year at the time they join the board.

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal years ended December 31, 2013 and 2012:

		Fees Paid or
Name and		Earned in		Option	Non-equity	Non-qualified	All Other
Principal		Cash	Stock	Awards	incentive plan	incentive plan	Compensation
Position	Year	($)	Awards	($)	compensation	compensation	($)	Total ($)
Malcolm Hoenlein	2013	$41,000	—	$229,500	—	—	—	$270,500
	2012	—	—	$104,000	—	—	—	$104,000

Prof. Nahum Melumad *	2013	$41,000	—	$229,500	—	—	—	$270,500
	2012	—	—	$104,000	—	—	—	$104,000

Dr. David Weintraub	2013	$41,000	—	$229,500	—	—	—	$270,500
	2012	—	—	—	—	—	—	—

Adam K. Stern	2013	$25,000	—	$229,500	—	—	—	$254,500
	2012	—	—	—	—	—	—	—

Prof. Itamar Raz **	2013	$17,083	—	$16,165	—	—	—	$33,248
	2012	—	—	—	—	—	—	—

Dennis McGrath	2013	$5,504	—	—	—	—	—	$5,504
	2012	—	—	—	—	—	—	—

*	On January 15, 2014, Prof. Melumad passed away.
**	Prof. Raz served as a director of our company from June to November 2013 and presently serves as the head of our Scientific Advisory Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors; and
•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this prospectus are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

	Shares of	Percent of
	Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned(1)
Officers and Directors
Oren Fuerst(2)	1,972,500	9.31%
Erez Raphael(3)	326,000	1.60%
Gadi Levin(4)	15,000	*
David Weintraub(5)	2,875,000	14.20%
Adam K. Stern(6)	1,110,462	5.42%
Malcolm Hoenlein(7)	362,500	1.77%
Dennis McGrath	-	-
All Executive Officers and Directors as a group (7 persons)	6,661,462	32.38%
5% Stockholders
Laurence G. Allen(8)	1,730,076	8.31%
Meir Plevinski	1,275,000	6.35%
Steven B. Rosner(9)	1,149,000	5.53%

*	Less than 1%.

(1)	Percentage ownership is based on 20,071,816 shares of our common stock outstanding as of the date of this Annual Report and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the date of this Annual Report.
(2)	Dr. Fuerst is the Chairman of our Board of Directors. Includes: (i) 862,500 shares of common stock held by Strategic Models, LLC, a Delaware limited liability company owned and controlled by Dr. Fuerst and (ii) 1,110,000 vested options to purchase common stock held by Dr. Fuerst. Excludes 40,000 options which are not vested.

(3)	Erez Raphael is our President and Chief Executive Officer. Includes 326,000 vested options to purchase common stock held by Mr. Raphael. Excludes 254,000 options which are not vested.
(4)	Gadi Levin is our Chief Financial Officer, Treasurer and Secretary. Includes 15,000 vested options to purchase common stock held by Mr. Levin. Excludes 105,000 options which are not vested.
(5)	David Weintraub is a director of our company. Includes 2,700,000 shares of common stock and 175,000 vested options to purchase common stock held by Dr. Weintraub.
(6)	Adam K. Stern is a director of our company. Includes 935,462 shares of common stock and warrants to purchase shares of common stock owned individually by Mr. Stern and through two entities (Piper Venture Partners, LLC and Pavilion Capital Partners, LLC) owned and/or controlled by Mr. Stern. Also includes 175,000 vested options to purchase common stock held by Mr. Stern.
(7)	Malcolm Hoenleim is a director of our company. Includes 362,500 vested options to purchase common stock held by Mr. Hoenlein. Excludes 12,500 options which are not vested.
(8)	Laurence G. Allen is the natural person with voting and dispositive power over the shares held by ACP X, LP, ACP Investment Group, LLC, ACP Partners, LP, NYPPEX LLC and NYPPEX Holdings, LLC. This includes 1,435,146 shares of common stock and underlying warrant shares held by ACP X, LP, 90,000 shares of underlying warrant shares held by ACP Partners, LP and 30,000 shares of underlying warrant shares held by NYPPEX LLC. Also includes 174,930 shares of common stock and shares of common stock underlying warrant shares held by Laurence G. Allen.
(9)	Includes: (i) 159,000 shares of common stock held by SLD Capital Corp.; (ii) 450,000 shares underlying warrants to purchase shares of common stock held by SLD Capital Corp.; (iii) 270,000 shares held by Steven B. Rosner and (iv) 270,000 shares underlying warrants to purchase shares of common stock held by Steven B. Rosner.

Item 13.       Certain Relationships and Related Party Transactions

Aegis Capital Corp.

On May 10, 2013, we conducted the final closing of a private placement offering to accredited investors in which Aegis Capital Corp. (or Aegis) acted as placement agent.  Adam K, Stern, a director of our company, is the Managing Director of Private Equity Banking at Aegis and the Chief Executive Officer of SternAegis Ventures.  For services rendered in connection with such offering, we paid to Aegis or its sub-agents an aggregate cash fee and non-accountable allowance of $950,000 and is obligated to issue to Aegis or its designees warrants to purchase an aggregate of 400,000 shares of our common stock at $2.50 per share and additional warrants to purchase 200,000 shares of our common stock at $5.00 per share. The engagement of Aegis for this offering was approved by the unanimous vote of our independent directors.

Companies Affiliated with Dr. Oren Fuerst

Dr. Oren Fuerst, a principal shareholder of our company and the Chairman of our Board of Directors, is also the founder of several other companies such as Medivizor Software Ltd (“Medivizor”), Strategic Models LLC (“Strategic”) and Med-Tech management Services Ltd. (“Med-Tech”). During the year ended December 31, 2013, Med-Tech provided us on an as-needed basis with administrative services; we reimbursed Med-Tech for its costs in providing these services. The aggregate amount of these expenses was approximately $24,000 which was included in general and administrative expenses. During the year ended December 31, 2013, Medivizor sub-leased a portion of our Israeli based facilities as well as received accounting services from us. Medivizor reimbursed us for its costs for the abovementioned services and sub-lease. The aggregate amount of income resolved for us from those transactions was approximately $60,000 which was deducted from general and administrative expenses. During the year ended December 31, 2013, we provided Strategic with research and development services. Strategic reimbursed us for its costs for the abovementioned services. The aggregate amount of income resolved for us from those transactions was approximately $ 53,000 which was deducted from general and administrative expenses.

Statement of Policy

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14.       Principal Accounting Fees and Services

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2013 and December 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2013	December 31, 2012
Audit Fees	$90,000	$70,000
Audited Related Fees	$-	$—
Tax Fees	$22,357	$5,000
All Other Fees	$15,500	$—

Audit Committee Policies

The Audit Committee of our Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit.  None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Form of Warrant issued to investors in the Company’s 2011-2012 private placement (3)
4.2	Warrant for shares of common stock ($1.00 exercise price) issued to Spencer Trask Ventures, Inc. (4)
4.3	Warrant for shares of common stock ($1.30 exercise price) issued to Spencer Trask Ventures, Inc. (5)
4.4	Form of Warrant issued to investors in the Company’s August 2012 private placement (6)
4.5	Form of Finder Warrant issued in connection with the Company’s October 2012 private placement (7)
4.6	Form of Warrant issued to investors in the Company’s May 2013 private placement (8)
4.7	2012 Equity Incentive Plan of the Company (9)
4.8	Registration Rights Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (26)
4.9	Form of Warrant issued to investors in the Company’s February 2014 private placement(26)
10.1	Placement Agency Agreement, dated September 8, 2011, between the Company and Spencer Trask Ventures, Inc.(10)
10.2	Finder’s Agreement, dated October 27, 2011, between the Company and Spencer Trask Ventures, Inc.(11)
10.3	Right of First Refusal Letter Agreement, dated October 27, 2011, between the Company and Spencer Trask Ventures, Inc. (12)
10.4	Form of Subscription Agreement for the Company’s 2011-2012 private placement (13)
10.5	Employment Agreement, dated March 15, 2012, between the Company and Oren Fuerst (14)
10.6	Employment Agreement, dated October 11, 2012, , between LabStyle Israel and Erez Raphael (15)
10.7	Amendment to Employment Agreement, dated August 8, 2012, between the Company and Oren Fuerst (16)
10.8	Amendment to Employment Agreement, dated April 1, 2013, between LabStyle Israel and Erez Raphael (17)
10.9	Amendment to Employment Agreement, dated August 30, 2013, between LabStyle Israel and Erez Raphael (18)
10.10	Form of Securities Purchase Agreement for the Company’s August 2012 private placement (19)
10.11	Addendum to Securities Purchase Agreement, dated February 11, 2013, for the Company’s August 2012 private placement (20)
10.12	Form of Subscription Agreement for the Company’s October 2012 private placement (21)
10.13	Distribution Agreement, dated April 25, 2013, by and between the Labstyle Innovation Ltd. and Farla Medical Limited (22)
10.14	Form of Subscription Agreement for the Company’s May 2013 private placement (23)
10.15	Employment Agreement, dated November 26, 2013, between the Company and Gadi Levin (24)
10.16	Agreement, dated January 28, 2014, between the Company and Dr. Oren Fuerst (25)

10.17	Securities Purchase Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (26)
21.1	List of Subsidiaries of the Company*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#
101.INS	XBRL Instance Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2013.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(16)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(19)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(20)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed February 12, 2013.
(21)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 30, 2013.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2013.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed November 29, 2013.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 3, 2014.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 13, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Comprehensive Loss	F-5

Statements of Changes in Stockholders' Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-31

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LABSTYLE INNOVATIONS CORP.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of LabStyle Innovations Corp. (the "Company") and its subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in stockholders' deficit and cash flows for the year ended December 31, 2013 and 2012 for the period from August 11, 2011 (inception date) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 and 2012 for the period from August 11, 2011 (inception date) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1e  to the financial statements, the Company has recurring losses from operations and has a net accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 4, 2014	A Member of Ernst & Young Global

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars

		December 31,
	Note	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$2,263,395	$1,230,034
Restricted cash		38,034	13,422
Short-term bank deposits		153,600	21,566
Other accounts receivable and prepaid expenses	3	474,818	401,522

Total current assets		2,929,847	1,666,544

LEASE DEPOSITS		41,167	31,545

PROPERTY AND EQUIPMENT, NET	4	1,144,800	617,364

Total assets		$4,115,814	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
U.S. dollars (except stock data)

		December 31,
	Note	2013	2012
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Trade payables		$586,330	$250,352
Other accounts payable and accrued expenses	5	919,814	316,403

Total current liabilities		1,506,144	566,755

LIABILITY RELATED TO WARRANTS	6	2,696,051	2,817,741

COMMITMENTS AND CONTINGENT LIABILITIES	7

STOCKHOLDERS' DEFICIT	9
Common Stock of $ 0.0001 par value - Authorized: 45,000,000 shares at December 31, 2013 and 2012; Issued and outstanding: 20,071,816 and 14,547,689 shares at December 31, 2013 and 2012, respectively		2,006	1,454
Preferred Stock of $ 0.0001 par value - Authorized: 5,000,000 shares at December 31, 2013 and 2012; Issued and outstanding: none at December 31, 2013 and 2012		-	-
Additional paid-in capital		19,915,313	5,001,425
Deficit accumulated during the development stage		(20,003,700)	(6,071,922)

Total stockholders' deficit		(86,381)	(1,069,043)

Total liabilities and stockholders' deficit		$4,115,814	$2,315,453

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPHERENSIVE LOSS
U.S. dollars (except stock data)

		Year ended December 31,	Year ended December 31,	Period from August 11, 2011 (inception date) to December 31,
	Note	2013	2012	2013

Operating expenses:
Research and development		$4,912,457	$1,501,265	$6,491,617
Marketing and pre-production costs		2,354,403	295,987	2,650,390
General and administrative	10	6,295,538	2,177,156	8,629,512

Total operating loss		13,562,398	3,974,408	17,771,519

Revaluation of warrants to investors and service provider	6	293,542	1,606,378	1,884,053
Other financial expenses, net		75,838	105,787	348,128

Financial expenses, net		369,380	1,712,165	2,232,181

Net loss		$13,931,778	$5,686,573	$20,003,700

Total comprehensive loss		$13,931,778	$5,686,573	$20,003,700

Net loss per share:

Basic and diluted loss per share		$0.76	$0.46

Weighted average number of common stock used in computing basic and diluted net loss per share		18,313,073	12,375,002

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
U.S. dollars (except stock data)

		Common stock	Additional paid-in	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	Stage	(deficit)

Balance as of August 11, 2011 (inception date)	-	$-	$-	$-	$-

Issuance of common stock to founders upon inception date at par value	6,500,000	650	-	-	650
Issuance of common stock to accredited investors upon inception date at par value	2,000,000	200	9,800	-	10,000
Issuance of common stock to founders in October 2011 at par value	1,000,000	100	-	-	100
Issuance of common stock in October and November 2011 at $0.61 per stock, net of issuance cost	1,140,000	114	481,376	-	481,490
Issuance of common stock in December 2011 at $0.62 per stock, net of issuance cost	190,000	19	86,234	-	86,253
Net loss	-	-	-	(385,349)	(385,349)

Balance as of December 31, 2011	10,830,000	1,083	577,410	(385,349)	193,144

Issuance of common stock in February and March 2012 at $0.63 per stock, net of issuance cost	1,131,000	113	539,996	-	540,109
Issuance of common stock and warrants in August 2012 at $1.00 per unit, net of issuance cost	500,014	50	498,107		498,157
Issuance of common stock in September and October 2012 at $1.50 per stock, net of issuance cost	1,795,009	179	2,384,299	-	2,384,478
Cost related to issuance of common stock to service provider	291,666	29	437,470	-	437,499
Stock-based compensation	-	-	564,143	-	564,143
Net loss	-	-	-	(5,686,573)	(5,686,573)

Balance as of December 31, 2012	14,547,689	1,454	5,001,425	(6,071,922)	(1,069,043)

Issuance of common stock and warrants in February and June 2013 at $1.00 per unit, net of issuance cost	1,000,022	100	996,322	-	996,422
Cost related to issuance of common stock to service provider	208,334	20	487,850	-	487,870
Cost related to issuance of warrants to service provider in March and May 2013	-	-	523,500	-	523,500
Issuance of common stock and warrants in April and May 2013 at $2.50 per unit, net of issuance cost	4,000,000	400	8,985,110	-	8,985,510
Exercise of warrants	300,771	30	707,823	-	707,853
Exercise of options	15,000	2	13	-	15
Stock-based compensation	-	-	3,213,270	-	3,213,270
Net loss	-	-	-	(13,931,778)	(13,931,778)

Balance as of December 31, 2013	20,071,816	$2,006	$19,915,313	$(20,003,700)	$(86,381)

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars

	Year ended December 31,	Year ended December 31,	Period from August 11, 2011 (inception date) to December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(13,931,778)	$(5,686,573)	$(20,003,700)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and restricted shares	4,224,640	1,001,642	5,226,282
Issuance cost related to warrants to investors and service provider	-	101,263	258,110
Depreciation	839,249	24,317	864,070
Decrease (increase) in other accounts receivable and prepaid expenses	1,547	(391,747)	(402,559)
Increase in trade payables	271,458	133,950	521,810
Change in the fair value of warrants	293,542	1,606,378	1,884,053
Increase in other accounts payable and accrued expenses	603,411	228,090	919,815
Others	98,208	-	98,208

Net cash used in operating activities	(7,599,723)	(2,982,680)	(10,633,911)

Cash flows from investing activities:
Investment in short-term bank deposits	(162,622)	(19,851)	(195,910)
Proceeds of maturities of short-term bank deposit	13,843	12,762	26,605
Investment in restricted cash	-	(13,422)	(13,422)
Investment in lease deposit	(92,302)	(9,386)	(122,304)
Purchase of property and equipment	(1,400,373)	(534,634)	(2,042,558)

Net cash used in investing activities	(1,641,454)	(564,531)	(2,347,589)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	9,981,932	3,868,480	14,952,289
Proceeds from exercise of options and warrants	292,606		292,606

Net cash provided by financing activities	10,274,538	3,868,480	15,244,895

Increase (decrease) in cash and cash equivalents	1,033,361	321,269	2,263,395
Cash and cash equivalents at beginning of period	1,230,034	908,765	-

Cash and cash equivalents at end of period	$2,263,395	$1,230,034	$2,263,395

Non-cash investing and financing and activities:
Purchase of property and equipment	$64,520	$83,824	$64,520
Conversion of liability related to warrants to common stock	$415,232	$-	$415,232

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. The Company is developing and commercializing patent-pending technologies to provide consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s initial product, Dario™, is a mobile, cloud-based, diabetes management solution which includes a pocket-sized blood glucose monitoring device that, utilizing proprietary software, integrates with smart phones and other mobile devices to offer users the ability to record, save, track, analyze, manage and share diabetes related information. The Company has not generated revenues to date; accordingly, the Company is considered to be in the development stage as defined in ASC No. 915, "Development stage entities".

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd."), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

On September 23, 2013, the Company announced the receipt of CE Mark certification to market Dario™.  The receipt of the CE Mark allows the Company to market and sell Dario™ in the European Union and facilitates the registration of Dario™ in several countries worldwide subject to receipt of relevant approvals.  On January 7, 2014, the Company announced the filing of a Premarket Notification Application (known as a 510(k) application) for the Dario™ blood glucose monitoring system with the U.S. Food and Drug Administration. The Company is planning for other regulatory filings in other jurisdictions.

b.
On February 14, 2013, a registration statement (the "Initial Registration Statement") covering the public resale of 9,430,162 shares of the Company’s common stock, par value $0.0001 per share (the "Common Stock") (including shares of Common Stock underlying warrants) previously issued in private placements or issuances which occurred in 2011 and 2012 was declared effective by the U.S. Securities and Exchange Commission ("SEC"). Commencing on April 9, 2013, the Company received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board and the OTCQB Market operated by OTC Markets Group, Inc. ("OTCQB") under the ticker symbol "DRIO". On October 28, 2013 and November 6, 2013, the Company filed its first and second Post Effective Amendments, respectively, with respect to the Initial Registration Statement. The two Post Effective Amendments were declared effective by the SEC on November 6, 2013.

c.
On July 24, 2013, another registration statement (the "Second Registration Statement") covering the public resale of 7,936,690 shares of Common Stock, (the "Common Stock") (including shares of Common Stock underlying warrants) previously issued in private placements or issuances which occurred in 2012 and 2013 was declared effective by the SEC.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 1:-	GENERAL (Cont.)

d.
On August 9, 2013, the Company's Board of Directors approved certain management changes, including the appointment of the Company's then current Chief Executive Officer to the position of Executive Chairman of the Board of Directors (which effective December 31, 2013 assumed the position of the Chairman of the Board of Directors, see also Note 12b)   and the Company's Vice President of Research and Development to the position of President and Chief Executive Officer.

e.
During the year ended December 31, 2013, the Company incurred operating losses and negative cash flows from operating activities amounting to $13,562,398 and $7,599,723, respectively. The Company will be required to obtain additional capital resources to maintain its commercialization, research and development activities. The Company is addressing its liquidity needs by seeking additional funding and by continuing its efforts to initiate commercial sales. Subsequent to the balance sheet date the Company raised funds through issuance of 2,226,956 common stock and 1,670,216 warrants to purchase common stock for total net consideration of approximately $3.79 million (see also Note 12c). According to management estimates and based on the Company's budget, the Company has sufficient liquidity resources to continue its planned activity into October 2014.

As described above, the Company will continue to seek to raise capital from public and/or private sources. There are no assurances, however, that the Company will be able to obtain an adequate level of financing needed for the long-term development and commercialization of its products.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Financial statements in U.S. dollars:

The accompanying financial statements have been prepared in U.S. dollars.

Ltd.'s financing activities are incurred in U.S. dollars. Although a portion of the Company's expenses are denominated in Israeli New Shekels ("NIS") (mostly salaries and rent), a substantial portion of their expenses are denominated in U.S. dollars. The Company's management believes that the currency of the primary economic environment in which the operations of the Ltd. are conducted is the U.S. dollar ("dollar"); thus, the dollar is the functional currency of the Company and Ltd.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with ASC No. 830, "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statement of comprehensive loss as financial income or expenses, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and Ltd.. All intercompany balances and transactions have been eliminated upon consolidation.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents.

e.	Restricted cash:

Restricted cash is an interest bearing saving account which is used as a security for the Company's credit card.

f.	Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months and up to one year. The short-term bank deposits are denominated in NIS and bear interest at an average rate of 1.09 % and 1.82 % as of December 31, 2013 and 2012, respectively. The short-term bank deposits are presented at their cost, including accrued interest.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.         Long-term lease deposits:

Long-term leases deposit includes long-term deposits for offices rent and car lease.

h.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%

Computers, and peripheral equipment	15-33
Office furniture and equipment	6
Production equipment	20-100
Leasehold improvements	Over the shorter of the lease term or useful economic life

i.	Impairment of long-lived assets:

Property and equipment are reviewed for impairment in accordance with ASC No. 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2013 and 2012, no impairment losses have been recorded.

j.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term bank deposits and other accounts receivable and prepaid expenses.

The majority of cash and cash equivalents of the Company and Ltd. are invested in deposits and current accounts with major U.S. and Israeli banks. Such cash and cash equivalents may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents may be redeemed and therefore a minimal credit risk exists with respect to these deposits and investments.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Income taxes:

The Company accounts for income taxes in accordance with ASC No. 740, "Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2013 and 2012, a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

l.	Research and development costs:

Research and development costs are charged to the statement of comprehensive loss, as incurred.

m.	Advertising expenses:

Advertising expenses are charged to the statement of comprehensive loss, as incurred. For the year ended December 31, 2013 and 2012 the advertising expenses amounted of $ 175,231 and $ 158,039, respectively.

n.	Warrants:

The Company accounts for certain warrants held by investors and the Company’s previous placement agent and its permitted designees which include priced-based anti-dilution protection as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity", ("ASC 815") which provides new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial income or expense.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Fair value of financial instruments:

The Company applies ASC 820, "Fair Value Measurements and Disclosures". Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent from the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The hierarchy is broken down into three levels based on the inputs as follows:

Level 1 -
Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 -	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including, for example, the type of investment, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment and the investments are categorized as Level 3.

The carrying amounts of cash and cash equivalents, restricted cash, short-term bank deposits, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Warrants are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year, plus dilutive potential Common Stock considered outstanding during the year, in accordance with ASC topic 260, "Earnings Per Share".

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 10,858,566 and 4,556,544 for the year ended December 31, 2013 and 2012, respectively.

q.	Severance pay:

Since inception date, all of the Ltd.'s employees who are entitled to receive severance pay in accordance with the applicable law in Israel are included under section 14 of the Israeli Severance Compensation Law ("Section 14"). Under this section, they are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf with insurance companies. Payments in accordance with Section 14 release Ltd. from any future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company's balance sheet

r.         Legal and other contingencies:

The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. The Company is currently not involved in any claims and legal proceedings.

s.         Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718") which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index. The expected option term represents the period that the Company's stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.
The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

Until the Company received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on April 9, 2013 (see also Note 1b), The fair value of the shares of Common Stock underlying the options and warrants granted as of such date, had been determined by the Company's management with assistance of an independent valuation firm by applying of market approach using recent third-party transactions in the equity of the Company.

NOTE 3:-        OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2013	2012

Prepaid expenses	$423,336	$330,092
Government authorities	51,482	71,430

	$474,818	$401,522

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 4:-   PROPERTY AND EQUIPMENT, NET

	December 31,
	2013	2012
Cost:

Computers and peripheral equipment	$138,379	$51,466
Office furniture and equipment	61,987	12,823
Production equipment	1,769,335	574,515
Leasehold improvement	-	3,381

	1,969,701	642,185
Accumulated depreciation:

Computers and peripheral equipment	37,114	10,196
Office furniture and equipment	3,255	535
Production equipment	784,532	13,727
Leasehold improvement	-	363

	824,901	24,821

Property and equipment, net	$1,144,800	$617,364

Depreciation expenses for the year ended December 31, 2013 and 2012 amounted to $ 839,249 and $ 24,317, respectively.

NOTE 5:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2013	2012

Employees and payroll accruals	$328,743	$84,076
Accrued expenses	591,071	232,327

	$919,814	$316,403

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 6:-	LIABILITY RELATED TO WARRANTS

On March 30, 2012, the Company consummated the final closing of a private placement transaction (the "2011-2012 Private Placement") pursuant to which the investors purchased an aggregate of 2,461,000  shares of Common Stock and warrants to purchase 2,461,000  shares of Common Stock at the exercise price of $1.50 for total consideration of $2,461,000. The Company has registered the investors' shares of Common Stock, and shares of Common Stock underlying the warrants, issued in the 2011-2012 Private Placement for public resale in the Initial Registration Statement.

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 482,200 shares of common stock at the exercise price of $1.00 per share and (ii) 482,200 shares of common stock at the exercise price of $1.50 per share. The $1.50 exercise price for both the investors warrants and placement agent warrants were adjusted to approximately $1.30 per share due to a certain anti-dilutive issuance and, accordingly, additional warrants to purchase 371,017 and 72,455 shares of Common Stock were granted to such investors and the placement agent and its designees, respectively.

The Company accounts for such warrants (each of which include weighted average anti-dilution protection) as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity". The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial income or expense.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors warrants:

	December 31, 2013	December 31, 2012	Issuance date

Risk-free interest rate (1)	0.70%	0.51%	1.2%
Expected volatility (2)	52.09%	70%	80%
Expected life (in years) (3)	2.82	3.82	5
Expected dividend yield (4)	0%	0%	0%

Fair value Warrants	$0.74	$0.81	$0.39

Placement agent warrants:

	December 31, 2013	December 31, 2012	Issuance date

Risk-free interest rate (1)	50%	41%	86%
Expected volatility (2)	51%	59%	75%
Expected life (in years) (3)	2.25	3	3.93
Expected dividend yield (4)	0%	0%	0%

Fair value Warrants	$0.67 – 0.83	$0.65-0.79	$0.31-0.32

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 6:-	LIABILITY RELATED TO WARRANTS (Cont.)

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the maturity date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

Fair value measurements using significant unobservable inputs (Level 3):

Fair value
of liability related to warrants
Balance at August 11, 2011 (inception date)	$-
Fair value of warrants to investors and service provider	680,230
Change in fair value of warrants	(15,867)

Balance at December 31, 2011	664,363
Fair value of warrants to investors and service provider	547,000
Change in fair value of warrants	1,606,378

Balance at December 31, 2012	$2,817,741
Change in fair value of warrants	293,542
Exercise of warrants (*)	(415,232)

Balance at December 31, 2013	$2,696,051

(*)      During the year ended December 31, 2013, 141,305 and 88,485 investors and placement agent warrants, respectively, were exercised for a total amount of 194,146 Common Stock of the Company (See also Note 9g).

As of December 31, 2013 the outstanding warrants of the 2011-2012 Private Placement to be exercise amount to 3,639,082 (See also Note 9g).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

The facilities and motor vehicles of the Company are leased under several operating lease agreements.

The Company signed a lease agreement in Israel for its offices for a period of 36 months beginning January 1, 2014 and scheduled to expire on December 31, 2016.

On November 13, 2011 the Company entered into a motor vehicle lease agreement for a period of 36 months. During 2012 and 2013, the Company entered into additional motor vehicle lease agreement for a period of 36 months. As of December 31, 2013 the Company maintains 11 leased cars.

As of December 31, 2013, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

Year ended December 31,	Facilities	Motor vehicles	Total

2014	$111,236	$127,851	$239,087
2015	111,236	93,482	204,718
2016	111,236	39,009	150,245

	$333,708	$260,342	$594,050

Facility and motor vehicle lease expenses for the year ended December 31, 2013 and 2012 were $ 468,073 and $ 120,685, respectively.

NOTE 8:-	TAXES ON INCOME

a.	The Company and its subsidiary are separately taxed under the domestic tax laws of the state of incorporation of each entity.

b.	Tax rates applicable to Ltd.:

On July 30, 2013, the Israeli Parliament (the Knesset) approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which includes, among others, raising the Israeli corporate tax rate from 25% to 26.5%.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2013 in the amount of approximately $7,079,977. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 8:-	TAXES ON INCOME (Cont.)

As of December 31, 2013, the Company had a U.S. federal net operating loss carry forward of approximately $3,062,627 that can be carried forward and offset against taxable income and that expires during the years 2031 to 2034. Utilization of U.S. loss carry forward may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of losses before utilization.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2013	2012
Deferred tax assets:

Net operating loss carry forward	$3,101,245	$854,678
Temporary differences	942,095	247,722

Deferred tax assets before valuation allowance	4,043,340	1,102,400
Valuation allowance	(4,043,340)	(1,102,400)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2013 and 2012.

e.	Loss before taxes on income consists of the following:

			Period from
			August 11,
			2011
			(inception
	Year ended	Year ended	date) to
	December 31,	December 31,	December 31,
	2013	2012	2013

Domestic	$4,340,178	$2,987,718	$7,587,853
Foreign	9,591,600	2,698,855	12,415,847

	$13,931,778	$5,686,573	$20,003,700

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 8:-	TAXES ON INCOME (Cont.)

f.
The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 9:-	STOCKHOLDERS' DEFICIT

a.
The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared in the discretion of the Company’s Board of Directors, to participate in the balance of the Company's assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them. Except for contractual rights of certain investors, the Common Stock has no pre-emptive or similar rights and is not subject to redemption rights and carries no subscription or conversion rights.

b.
On March 30, 2012 the Company consummated a final closing of the 2011-2012 Private Placement pursuant to which investors purchased an aggregate of 2,461,000 shares of Common Stock and warrants to purchase 2,461,000 shares of Common Stock at the exercise price of $1.50 for total gross consideration of $2,461,000, out of which $1,107,852 were recorded as stockholders' equity (see also note 6)

c.
During September 2012, the Company entered into additional private placement transaction (the "October 2012 Private Placement") to issue 1,833,333 shares of Common Stock at $1.50 per share, for gross proceeds of $2,750,000.

Upon the closing date of the October 2012 Private Placement the Company issued 1,795,009 shares of Common Stock for total consideration of $2,384,478, net of issuance cost. The Company has registered the shares of Common Stock issued in the October 2012 Private Placement for public resale as part of the Initial Registration Statement. In addition, warrants to purchase shares of Common Stock equal to 10% of the shares issued in such private placement were issued as a finder fee to four FINRA member broker-dealers. Such finder warrants have an exercise price equal to $1.50 per share and term of three years from the date of the closing date of such private placement. Consequently, 179,502 warrants were issued as a finder fee which contain standard anti-dilution protection clauses and therefore classified as equity (see also Note 9g).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT (Cont.)

d.
On August 31, 2012, the Company consummated a private placement transaction (the "August 2012 Private Placement") with 13 accredited investors, including existing stockholders of the Company, which was conducted in three tranches. Pursuant to this private placement, and following the first tranche, the Company issued an aggregate of 500,014 shares of common stock at a price equal to $1.00 per share (for gross proceeds of $500,014) and issued warrants to purchase an aggregate of 500,014 shares of common stock with an exercise price of $1.00 per share.

On February 21, 2013, the investors in the August 2012 Private Placement funded the second tranche of their investment. As a result, the Company issued an aggregate of 500,011 shares of Common Stock at a price equal to $1.00 per share for gross proceeds of $500,011  and issued warrants to purchase an aggregate of 500,011 shares of Common Stock with an exercise price of $1.00 per share.

On June 26, 2013, the Company consummated the third tranche of the August 2012 Private Placement and issued 500,011 shares of Common Stock at a price equal to $1.00 per share for gross proceeds of $500,011 and issued warrants to purchase an aggregate of 500,011 shares of Common Stock with an exercise price of $1.00 per share.

The Company registered the shares of Common Stock, and shares of Common Stock underlying the above-mentioned warrants, in the first and second tranche of the August 2012 Private Placement and in the third tranche of the August 2012 Private Placement for public resale in the Initial Registration Statement and in the Second Registration Statement, respectively.

One-half of the aforesaid warrants issued in the August 2012 Private Placement have an exercise period ending on April 8, 2014, and the exercise period for the remaining one-half of the warrants ends on April 8, 2015. Such warrants contain standard anti-dilution protection clauses and therefore classified as equity (see also Note 9g).

e.
On March 29, 2013, the Company commenced a private placement offering (the "April-May 2013 Private Placement") to accredited investors of up to $10 million in the form of 40 units composed of an aggregate of 4,000,000 shares of Common Stock and warrants to purchase 2,000,000 shares of Common Stock.  Each unit was priced at $250,000 per unit, or $2.50 for one share of Common Stock and 0.5 of a Warrant.  These warrants have an exercise price of $5.00 per share and expire on April 4, 2016 and contain standard anti-dilution protection clauses and therefore was classified as equity.  Partial units were sold, and the units were not issued as separate securities of the Company.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT (Cont.)

On May 10, 2013, the Company conducted the final closing of the April-May 2013 Private Placement.  In the aggregate, the Company raised the maximum amount of $10 million in the April-May 2013 Private Placement.  Net proceeds to the Company from the April-May 2013 Private Placement were approximately $9 million, net of issuance cost.

In connection with the April-May 2013 Private Placement, the Company engaged an exclusive placement agent to assist in selling the units. Such agent received compensation for services rendered in the form of a cash fee and a non-accountable expense allowance of a certain percentage of the gross proceeds raised at each closing of the April-May 2013 Private Placement, and warrants (substantially similar to the investors warrants but with a cashless exercise feature) equal to 10% of the Common Stock  as well as 10%  of the Warrants issued in the April-May 2013 Private Placement, of which are exercisable at an exercise price of $2.50 per share and $5.00 per share, respectively upon issuance.  The placement agent warrants expire on April 4, 2016 and contain standard anti-dilution protection clauses and therefore were classified as equity (see also Note 9g).

According to the private placement documents for the April-May 2013 Private Placement, the Company, on a commercially reasonable effort, was required to file a registration statement covering the public resale of the shares of Common Stock and Common Stock underlying the warrants issued to investors in the April-May 2013 Private Placement (the "Registrable Shares") within 60 days of the final closing of the April-May 2013 Private Placement and to cause such registration statement to become effective within 90 days after such filing.

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

A registration statement covering the Registrable Shares was submitted to the SEC on July 10, 2013 and was declared effective on July 24, 2013 (see also Note 1c).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT (Cont.)

f.
On October 5, 2012 the Company entered into a non-exclusive consulting agreement (the "Consulting Agreement") with SLD Capital Corp. under which strategic advisory consultancy services will be rendered to the Company. Consideration under this agreement was 500,000 shares of Common Stock, of which 250,000 shares were issued at October 5, 2012, with an additional 20,833 shares of Common Stock being issued per month in arrears during the first eleven months of the agreement term as services are rendered, and 20,837 shares of Common Stock in the final month of the agreement term, for a total of 250,000 additional shares of Common Stock.  This agreement had its expiration date on October 5, 2013.

Services provided under this agreement included strategic advisory regarding: (i) the Company’s operations and related obligations as a U.S. publicly-listed and reporting company, (ii) the industries and businesses in which the Company is engaged and (iii) other aspects of or concerning the Company’s business about which the consultant has knowledge or expertise, including ongoing stockholder relations initiatives.

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

The related cost of the 208,334 and 291,666 shares that were vested through the year ended December 31, 2013 and 2012 was $ 487,870 and $ 437,499 and recorded as part of general and administrative expenses.

In addition, as further consideration for such services to be provided under the Consulting Agreement, the Company issued to SLD Capital Corp., as of March 5, 2013, two sorts of warrants (see also Note 9g) to purchase shares of Common Stock which composed of:

1.
250,000 warrants to purchase up to an aggregate of 250,000 shares of Common Stock at a per share exercise price of $1.50 at any time prior to two year anniversary since the date in which the Company has received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on the Over-the-Counter Bulletin Board, OTCQB Market or similar trading system (the "Effective Date") (See also Note 1b). For the year ended December 31, 2013 the Company recorded expenses in the amount of $237,500 as part of general and administrative expenses with relation to these warrants.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT (Cont.)

2.
200,000 warrants to purchase up to an aggregate of 200,000 shares of Common Stock at a per share exercise price of $1.50 that will vest at any time prior to 18 month anniversary since the Effective Date and as long as the Company has at least 200 record beneficial owners of Common Stock. As of May 10, 2013 the Company had reached the 200 record beneficial owners threshold and therefore during the year ended December 31, 2013 the Company recorded expenses in the amount of $286,000 as part of general and administrative expenses with relation to these warrants.

g.	The table below summarizes the outstanding warrants as of December 31, 2013:

	Warrants outstanding as of December 31, 2013	Exercise price	Expiration date
		$

Investors of the 2011-2012 Private Placement (**)	2,690,712	1.30	October 26, 2016
Placement agent of the 2011-2012 Private Placement (*) (**)	434,480	1.00	April 8, 2016
Placement agent of the 2011-2012 Private Placement (*) (**)	513,890	1.30	April 8, 2016
October 2012 Private Placement FINRA member (*)	148,192	1.50	October 16, 2016
August 2012 Private Placement	658,019	1.00	April 8, 2014
August 2012 Private Placement	750,019	1.00	April 8, 2015
April-May 2013 Private Placement	2,000,000	5.00	April 4, 2016
Placement agent of the April-May 2013 Private Placement (*)	400,000	2.50	April 4, 2016
Placement agent of the April-May 2013 Private Placement (*)	200,000	5.00	April 4, 2016
Consulting Agreement	200,000	1.50	October 7, 2014
Consulting Agreement	250,000	1.50	April 8, 2015

Total outstanding	8,245,312

(*)	Contain a "cashless exercise" feature

(**)	Including certain non-standard anti-dilutive provisions (see also Note 6)

During the year ended December 31, 2013, proceeds from warrants exercised amounted to $292,591 following the issuance of 300,771 Common Stock out of which 62,835 were issued utilizing a cashless exercise feature. No warrants were exercised during the year ended December 31, 2012.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-   STOCKHOLDERS' DEFICIT (Cont.)

h.	Stock options plans:

1.
On January 23, 2012, an equity incentive plan (the "2012 Plan") was adopted by the Board of Directors of the Company and approved by a majority of the Company's stockholders, under which options to purchase up to 2,860,000 shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock. The vesting schedule and other terms and conditions will be determined as the Board of Directors of the Company or a designated committee thereof shall deem appropriate and set forth in the option agreement for each grantee. No option shall be exercisable after the expiration of ten years from the date it was granted or the date set forth at the option agreement, as earlier.

On January 23, 2012, the 2012 Israeli equity sub plan (the "Sub Plan") was adopted by the Board of Directors of the Company, which set forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The Sub Plan was adopted in accordance with the amended sections 102 and 3(i) of Israel's Income Tax Ordinance. The Sub Plan is part of the 2012 Plan and subject to the same terms and conditions.

During February 2013, the Board of Directors and majority stockholders of the Company approved an increase in the size of the Company's 2012 Equity Incentive Plan (the "2012 Plan") from 2,860,000 shares of Common Stock to 5,000,000 shares of Common Stock.

2.
On June 22, 2012 the Compensation Committee of the Company's Board of Directors granted total options to purchase 2,100,000 Common Stock. 1,870,000 and 230,000 options were granted to employees and non-employees, respectively, at an exercise price between $0.001 and $0.52 per share. Such options to employees and non-employees shall vest over a period of up to 2 years commencing the above date. The options shall have ten year terms and shall be issued under the 2012 Plan.

On March 15, 2013, the Company's Compensation Committee of the Board of Directors approved the grant of 820,000 and 20,000 options to employees and non-employees, respectively, at an exercise price between $ 1.35 and $ 1.65 per share. Such options to employees and non-employees shall usually vest over a period of up to 1.25 years commencing the above date. The options shall have ten year terms and shall be issued under the 2012 Plan.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-   STOCKHOLDERS' DEFICIT (Cont.)

In addition, on March 15, 2013, the Company's Compensation Committee of the Board of Directors approved the grant of 600,000 options to purchase shares of Common Stock at an exercise price of $ 1.50 per share to non-employee directors.  These non-qualified options were not issued under the 2012 Plan, are fully vested as of March 31, 2013 and have expiration date which is 10 years from the date of issuance.

Furthermore, on March 15, 2013, the Company's Compensation Committee of the Board of Directors approved an annual award under a newly adopted Non-Employee Director Remuneration Policy of 25,000 to purchase shares of Common Stock to each non-employee directors of the Company. These non-qualified options were not issued under the 2012 Plan and vested quarterly in arrears commencing March 31, 2013.  The above award granted as of the fiscal year ended December 31, 2013 and for each fiscal year thereafter upon approval of the Compensation Committee of the Board of Directors. The options shall have ten year terms.

On June 5, 2013, the Company's Compensation Committee of the Board of Directors approved the grant of 640,000 options to employees at an exercise price of $3.00 per share. Such options to employees vested over a period of 1 year commencing June 30, 2013. The options have ten year terms and shall be issued under the 2012 Plan.

On September 3, 2013, the Company's Compensation Committee of the Board of Directors approved the grant of 300,000 options to the Company’s new chief executive officer and president at an exercise price of $2.67.  Fifty percent of such options vest immediately and fifty percent shall vest on August 30, 2014. The options shall have ten year terms and shall be issued under the 2012 Plan.

On September 22, 2013, the Company's Compensation Committee of the Board of Directors approved the grant of 390,000 and 130,000 options to employees and non- employees, respectively, at an exercise price of $2.75 per share. Such options shall vest over a period of up to 1 year commencing March 30, 2014. The options shall have ten year terms and shall be issued under the 2012 Plan.

Upon such approvals, the remaining 969,500 options to purchase Common Stock are available for future grants under the 2012 Plan to employees and non-employees of the Company or Ltd.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-   STOCKHOLDERS' DEFICIT (Cont.)

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the year ended December 31, 2013, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Intrinsic value
		$	Years	$

Options outstanding at beginning of year	2,100,000	0.32	7.69	1.18
Options granted	3,013,250	2.13
Options exercised	15,000	0.00
Options expired	-	-
Options forfeited	369,500	1.53

Options outstanding at end of year	4,728,750	1.38	7.69	0.62

Options vested and expected to vest at end of year	3,394,500	1.12	7.03	0.74

Exercisable at end of year	3,410,750	1.13	7.07	0.74

Weighted average fair value of options granted during the year ended December 31, 2013 and 2012 is $ 1.44 and $ 0.52, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount is impacted by the changes in the fair market value of the Company's shares.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 9:-   STOCKHOLDERS' DEFICIT (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	Year ended December 31, 2013	Year ended December 31, 2012

Volatility	58.63%-75.77%	49.9%-75.1%
Risk-free interest rate	0.33%-2.98%	0.37%-0.96%
Dividend yield	0%	0%
Expected life (years)	2.7-9.72	2.5-5

As of December 31, 2013, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $ 1,152,241, which is expected to be recognized over a weighted average period of approximately 0.52 years.

The total compensation cost related to all of the Company's equity-based awards, recognized during year ended December 31, 2013 and 2012 was comprised as follows:

	Year ended December 31, 2013	Year ended December 31, 2012

Research and development	$611,595	$173,740
Marketing and pre-production costs	213,260	-
General and administrative	2,388,415	390,403

Total stock-based compensation expenses	$3,213,270	$564,143

3.
On March 2012, the Company entered into employment agreement with its former Chief Executive Officer, now the Company's Chairman of the Board  (the "Former CEO") which was approved by the Company’s Board of Directors in which the Company granted the Former CEO fully vested 547,392 options to purchase shares of the Company's Common Stock. Therefore full compensation cost in total amount of  $26,141 was recognized as part of general and administrative expenses.

On June 22, 2012, the Compensation Committee of the Company’s Board of Directors approved to reduce the exercise price of the Former CEO’s 547,392 options from $ 1.00 to $ 0.52 per share and changed the vesting schedule of 210,000 options out of the 547,392 options by extending the vesting to a period to be ended March 31, 2013. The Company accounted for the exercise price reduction and the extension of options' terms pursuant to ASC 718 as a modification. Accordingly, total incremental compensation cost related to this modification amounted of $ 76,186  was recognized as part of general and administrative expenses which as of December 31, 2013 was fully recorded.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 10:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS

General and administrative:

	Year ended December 31, 2013	Year ended December 31, 2012	Period from August 11, 2011 (inception date) to December 31, 2013

Payroll, office and related	$1,553,680	$1,038,998	$2,710,719
Legal and professional fees	1,342,073	310,256	1,691,106
Stock-based compensation	2,388,415	390,403	2,778,818
Issuance of Common Stock and warrants to service provider	1,011,370	437,499	1,448,869

Total General and administrative	$6,295,538	$2,177,156	$8,629,512

NOTE 11:- RELATED PARTY TRANSACTIONS

One of the Company's founders and the Chairman of the Company's Board of Directors is also founder of several other companies such as Medivizor Software Ltd ("Medivizor"), Strategic Models LLC ("Strategic") and Med-Tech management Services Ltd. ("Med-Tech").

During the year ended December 31, 2013, Med-Tech provided Ltd. with administrative services on as-needed basis. Such services were reimbursed by Ltd. to Med-Tech for its costs. The aggregate amount of these expenses was approximately $24,000 which was included in general and administrative expenses.

During the year ended December 31, 2013, Medivizor sub-leased a portion of Ltd.'s facilities as well as received accounting services from Ltd. Medivizor reimbursed Ltd. for its costs for the abovementioned services and sub-lease. The aggregate amount of income resolved for the Ltd. from those transactions was approximately $60,000 which deducted from general and administrative expenses.

During the year ended December 31, 2013, Ltd. provided Strategic with research and development services. Strategic reimbursed Ltd. for its costs for the abovementioned services. Consequently, those transactions of approximately $53,000 were recorded by Ltd. as deduction from its general and administrative expenses.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars (except stock and per stock data)

NOTE 12:-	SUBSEQUENT EVENTS

a.
On January 7, 2014, the Company's Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved a grant of options to employees and non-employees to purchase a total of 620,000 and 50,000 shares of common stock, respectively, at an exercise price of $1.85 per share with a vesting schedule of between two to four years, vest in equal quarterly installments commencing three months period from grant date.

b.
On January 28, 2014, the Company entered into an Agreement with the Chairman of the Company's Board of Directors pursuant to which he will be entitled to receive cash director’s fee of $100,000 per year, plus a $250,000 bonus upon the achievement by the Company of the following accumulated milestones: (i) the Company shall have initiated and achieved commercial sales, regardless of sales volumes, and (ii) the Company shall have received or earned cash in the aggregate gross amount of $20 million through any combination of equity or debt financing or sales revenue during the period from and after December 31, 2013. Additionally, his previously granted employee options will continue to vest in accordance with applicable stock option agreements with the Company.

c.
On February 12, 2014, the Company entered into a Securities Purchase Agreement which had its closing on February 19, 2014 (the "Closing Date"), with certain institutional and accredited investors (the "Buyers") to raise approximately $3.79 million in net proceeds for an aggregate amount of 2,226,956 Common Stock and warrants to purchase an aggregate of 1,670,216 shares of Common Stock. The Warrants are immediately exercisable at an exercise price of $2.35 per share and expire five years after the date that the shares underlying the warrants have been registered for resale with the SEC. Such warrants contain non-standard anti-dilution protections clause and therefore such warrants will be accounted as financial derivative.

The Company is required to file a registration statement for the resale of the shares, warrants shares and adjustment shares within 30 days following the Closing Date and to use its reasonable best efforts to cause such registration statement to be declared effective within 60 days following the Closing Date (or 120 days following the Closing Date if the SEC determines to review the registration statement). The Company may incur liquidated damages if it does not meet the abovementioned registration obligations.

- - - - - - - - - - - - - - -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2014	LABSTYLE INNOVATIONS CORP.

	By:	/s/ Erez Raphael
Name: Erez Raphael
Title: President and Chief Executive Officer

	By:	/s/ Gadi Levin
Name: Gadi Levin
Title: Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Oren Fuerst	Chairman of the Board	March 4, 2014
Oren Fuerst

/s/ Erez Raphael	President, Chief Executive Officer and	March 4, 2014
Erez Raphael	Director (Principal Executive Officer)

/s/ Gadi Levin	Chief Financial Officer, Secretary and	March 4, 2014
Gadi Levin	Treasurer (Principal Accounting Officer)

/s/ David Weintraub	Director	March 4, 2014
David Weintraub

/s/ Malcolm Hoenlein	Director	March 4, 2014
Malcolm Hoenlein

/s/ Adam K. Stern	Director	March 4, 2014
Adam K. Stern

/s/ Dennis McGrath	Director	March 4, 2014
Dennis McGrath

88