Form 10-Q
period 2014-03-31
LabStyle Innovations Corp.
filed 2014-05-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-186054

LabStyle Innovations Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Halamish Street Caesarea Industrial Park, Israel	38900
(Address of Principal Executive Offices)	(Zip Code)

+972-4-7704055
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

As of May 14, 2014, the registrant had 22,966,389 shares of common stock outstanding.

LabStyle Innovations Corp. and Subsidiary

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

Cautionary Note Regarding Forward-Looking Statements		-ii-

PART 1-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F-2 – F-3

	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2014 and March 31, 2013 [and for the period from August 11, 2011 (date of inception) through March 31, 2014]	F-4

	Condensed Statement of Changes in Stockholders’ Deficiency (unaudited) for the three months ended March 31, 2014 and March 31, 2013 [and for the period from August 11, 2011 (date of inception) through March 31, 2014]	F-5 – F-6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and March 31, 2013 [and for the period from August 11, 2011 (date of inception) through March 31, 2014]	F-7

	Notes to Condensed Consolidated Financial Statements	F-8 - F-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Control and Procedures	7

PART II-OTHER INFORMATION		8

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our DarioTM Diabetes Management Solution;

•	our ability to develop and introduce new products;

•	our ability to obtain regulatory approvals for DarioTM;

•	our ability to obtain intellectual property protection for our inventions;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2013 (filed on March 4, 2014) entitled “Risk Factors” as well as in our other public filings.

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

-ii-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2014	2013
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,812	$2,263
Restricted cash	-	38
Short-term bank deposit	193	154
Other current assets	615	475

Total current assets	4,620	2,930

LEASE DEPOSIT	41	41

PROPERTY AND EQUIPMENT, NET	1,066	1,145

Total assets	$5,727	$4,116

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

		March 31,	December 31,
	Note	2014	2013
		Unaudited

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables		$539	$586
Other accounts payable and accrued expenses		678	920

Total current liabilities		1,217	1,506

LIABILITY RELATED TO WARRANTS	4	5,775	2,696

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY	5
Common Stock of $0.0001 par value - Authorized: 45,000,000 shares at March 31, 2014 and December 31, 2013; Issued and Outstanding: 22,879,368 (unaudited) and 20,071,816 shares at March 31, 2014 and December 31, 2013, respectively		2	2
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2014 and December 31, 2013; Issued and Outstanding: None at March 31, 2014 and December 31, 2013		-	-
Additional paid-in capital		21,720	19,915
Deficit accumulated during the development stage		(22,987)	(20,003)

Total stockholders’ deficiency		(1,265)	(86)

Total liabilities and stockholders’ deficiency		$5,727	$4,116

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Note	Three months ended March 31,		Period from August 11, 2011 (inception date) to March 31,
		2014	2013	2014
		Unaudited

Operating expenses:
Research and development		$1,089	$675	$7,581
Marketing and pre-production costs		725	497	3,375
General and administrative	6a	854	1,904	9,483

Operating loss		2,668	3,076	20,439

Revaluation of warrants		(142)	2,136	1,742
Other financial expense		458	15	806

Financial expenses, net	6b	316	2,151	2,548

Net loss		$2,984	$5,227	$22,987

Net loss per share

Basic loss per share		$(0.14)	$(0.35)
Weighted average number of common stock used in computing basic net loss per share		21,274,831	14,808,563

Diluted loss per share		$(0.14)	$(0.35)
Weighted average number of common stock used in computing diluted net loss per share		21,418,439	14,808,563

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common stock			Additional paid-in		Deficit accumulated during the development	Total stockholders’ equity
	Number	Amount		capital		stage	(deficiency)

Balance as of August 11, 2011 (inception date)	-	$-		$-		$-	$-

Issuance of common stock to founders upon inception date at par value	6,500,000	*	)	-		-	1
Issuance of common stock to accredited investors upon inception date at par value	2,000,000	*	)	10		-	10
Issuance of common stock to founders in October 2011 at par value	1,000,000	*	)	-		-	* )
Issuance of common stock in October and November 2011 at $0.61 per stock, net of issuance cost	1,140,000	*	)	481		-	481
Issuance of common stock in December 2011 at $0.62 per stock, net of issuance cost	190,000	*	)	86		-	86
Net loss	-	-		-		(385)	(385)

Balance as of December 31, 2011	10,830,000	1		577		(385)	193

Issuance of common stock in February and March 2012 at $0.63 per stock, net of issuance cost	1,131,000	*	)	540		-	540
Issuance of common stock and warrants in August 2012 at $1.00 per unit, net of issuance cost	500,014	*	)	498			498
Issuance of common stock in September and October 2012 at $1.50 per stock, net of issuance cost	1,795,009	*	)	2,384		-	2,384
Cost related to issuance of common stock to service provider	291,666	*	)	438		-	438
Stock-based compensation	-	-		564		-	564
Net loss	-	-		-		(5,687)	(5,687)

Balance as of December 31, 2012	14,547,689	1		5,001		(6,072)	(1,070)

Issuance of common stock and warrants in February and June 2013 at $1.00 per unit, net of issuance cost	1,000,022	*	)	996		-	996
Cost related to issuance of common stock to service provider	208,334	*	)	488		-	488
Cost related to issuance of warrants to service provider in March and May 2013	-	-		523		-	523
Issuance of common stock and warrants in April and May 2013 at $2.50 per unit, net of issuance cost	4,000,000	*	)	8,986		-	8,987
Exercise of warrants	300,771	*	)	708		-	708
Exercise of options	15,000	*	)	*	)	-	* )
Stock-based compensation	-	-		3,213		-	3,213
Net loss	-	-		-		(13,931)	(13,931)

Balance as of December 31, 2013	20,071,816	$2		$19,915		$(20,003)	$(86)

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common stock			Additional paid-in		Deficit accumulated during the development	Total stockholders’ equity
	Number	Amount		capital		stage	(deficiency)

Balance as of December 31, 2013	20,071,816	$2		$19,915		$(20,003)	$(86)

Issuance of common stock and warrants in February 2014 at $0.55 per unit, net of issuance cost	2,226,956	*	)	1,031		-	1,031
Exercise of warrants	255,596	*	)	265		-	265
Exercise of options	325,000	*	)	*	)	-	* )
Stock-based compensation	-	-		509		-	509
Net loss	-	-		-		(2,984)	(2,984)

Balance as of March 31, 2014 (unaudited)	22,879,368	$2		$21,720		$(22,987)	$(1,265)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,		Period from August 11, 2011 (inception date) to March 31,
	2014	2013	2014
	Unaudited

Cash flows from operating activities:
Net loss	$(2,984)	$(5,227)	$(22,987)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, warrants and restricted shares	509	1,712	5,735
Issuance cost related to warrants to investors and service provider	448	-	706
Depreciation	198	117	1,062
Increase in other current assets	(73)	(8)	(519)
Increase (decrease) in trade payables	(51)	128	535
Increase (decrease) in other accounts payable and accrued expenses	(242)	170	678
Change in the fair value of warrants	(142)	2,136	1,742
Other	-	-	98

Net cash used in operating activities	(2,337)	(972)	(12,950)

Cash flows from investing activities:
Investment in short-term bank deposits	-	-	(196)
Proceeds of maturities of short-term bank deposit	-	-	26
Investment in restricted cash	-	-	(13)
Investment in lease deposit, net	-	-	(78)
Purchase of property and equipment	(116)	(462)	(2,224)

Net cash used in investing activities	(116)	(462)	(2,485)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	3,813	498	18,765
Proceeds from exercise of options and warrants	189	* )	482

Net cash provided by financing activities	4,002	498	19,247

Increase (decrease) in cash and cash equivalents	1,549	(936)	3,812
Cash and cash equivalents at the beginning of the period	2,263	1,230	-

Cash and cash equivalents at the end of the period	$3,812	$294	$3,812

Non-cash investing and financing and activities:

Receivable on account of shares	$67	$-	$67
Conversion of liability related to warrants to common stock	$9	$-	$424
Purchase of property and equipment	$4	$330	$4

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a mobile health (mHealth) company developing and commercializing patent-pending technologies to provide consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s initial product, Dario™, is a mobile, cloud-based, diabetes management solution which includes a pocket-sized blood glucose monitoring device that, utilizing proprietary software, integrates with smart phones and other mobile devices to offer users the ability to record, save, track, analyze, manage and share diabetes related information. The Company has not generated revenues to date; accordingly, the Company is considered to be in the development stage as defined in ASC No. 915, “Development stage entities”.

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.”), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

b.	On January 7, 2014, the Company announced the filing of a Premarket Notification Application (known as a 510(k) application) for the Dario™ blood glucose monitoring system with the U.S. Food and Drug Administration (the “FDA”) to notify the FDA of the Company’s intention to market the Dario™ in the United States. The Company is planning for other regulatory filings in other jurisdictions.

In March 2014, the Company commenced a soft launch of Dario™. The Company’s first shipments to distributers commenced in late March 2014 in selected jurisdictions.

c.	On March 20, 2014, the Company filed a registration statement (the “Third Registration Statement”) with the Securities and Exchange Commission (the “SEC”) covering the public resale of up to 10,139,612 shares of common stock of the Company (the “Common Stock”) (including up to 6,242,440 shares of Common Stock underlying warrants) previously issued or which may potentially be issued pursuant to certain contractual reset rights held by the investors in the February 2014 Private Placement, as defined below (see Note 4b and 5b).

d.	During the three month period ended March 31, 2014, the Company incurred operating losses and negative cash flows from operating activities amounting to $2,668 and $2,337, respectively. The Company will be required to obtain additional capital resources to maintain its commercialization, research and development activities. The Company is addressing its liquidity needs by continuing to seek additional funding from public and/or private sources and by commencing its initial commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financing or commence an adequate level of initial commercial sales needed for the long-term development and commercialization of its product.
F-8

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into October 2014. Nevertheless, to the extent required, management believes it could execute certain costs reduction measures which could enable the Company to continue to operate for up to an additional three months, although no assurances can be given that management would be able to execute on this plan if required.

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

The significant accounting policies applied in the annual financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2014, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2014, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the three months ended March 31, 2014. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

a.	On March 30, 2012, the Company consummated the final closing of a private placement transaction (the “2011-2012 Private Placement”) pursuant to which the investors purchased an aggregate of 2,461,000 shares of Common Stock and warrants to purchase 2,461,000 shares of Common Stock at the exercise price of $1.50 for total consideration of $2,461. The Company has registered the investors’ shares of Common Stock, and shares of Common Stock underlying the warrants, issued in the 2011-2012 Private Placement for public resale in a registration statement (the “Initial Registration Statement”) declared effective by the SEC on February 14, 2013.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 482,200 shares of Common Stock at the exercise price of $1.00 per share and (ii) 482,200 shares of Common Stock at the exercise price of $1.50 per share. Each of the aforementioned warrants issued in the 2011-2012 Private Placement (including those warrants issued to the placement agent) contained weighted average anti-dilution protection. Subsequent to the issuance of the 2011-2012 Private Placement warrants, the $1.50 exercise price for both the warrants issued to the investors and placement agent were adjusted to approximately $1.30 per share due to a certain anti-dilutive issuance and, accordingly, additional warrants to purchase an aggregate of 371,017 and 72,455 shares of Common Stock were granted to such investors and the placement agent and its designees, respectively.

The Company accounts for such warrants (each of which include weighted average anti-dilution protection) as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until the warrants are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss as financial income or expense.

In estimating the warrants’ fair value, the Company used the following assumptions:

Investor warrants:

	March 31, 2014	December 31, 2013

Risk-free interest rate (1)	0.71%	0.70%
Expected volatility (2)	52.51%	52.09%
Expected life (in years) (3)	2.58	2.82
Expected dividend yield (4)	0%	0%

Fair value Warrants	$0.73	$0.74

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

Placement agent warrants:

	March 31, 2014	December 31, 2013

Risk-free interest rate (1)	0.45%	0.50%
Expected volatility (2)	54.38%	50.91%
Expected life (in years) (3)	2.03	2.25
Expected dividend yield (4)	0%	0%

Fair value Warrants	$0.68-0.84	$0.67-0.83

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2014:

Fair value of liability related to warrants

Balance at December 31, 2012	$2,817
Change in fair value of warrants during the period	294
Exercise of warrants (*)	(415)

Balance at December 31, 2013	$2,696
Change in fair value of warrants during the period	(16)
Exercise of warrants (*)	(9)

Balance at March 31, 2014 (unaudited)	$2,671

(*)	During the year ended December 31, 2013, 141,305 and 88,485 investor and placement agent warrants, respectively, were exercised for a total amount of 194,146 shares of Common Stock of the Company.

During the three month period ended March 31, 2014, the placement agent exercised 9,118 warrants for a total amount of 9,118 shares of Common Stock of the Company, respectively (See also Note 5c).

As of March 31, 2014, there were 3,629,964 outstanding (unexercised) warrants (including both investor and placement agent warrants) relating to the 2011-2012 Private Placement.

b.	On February 18, 2014, the Company consummated a private placement transaction (the “February 2014 Private Placement”) with institutional and other accredited investors, pursuant to which the Company issued units comprised of an aggregate of (i) 2,226,956 shares of common stock and (ii) warrants initially exercisable to purchase an aggregate of 1,670,216 shares of Common Stock. The price per unit issued in this offering was $1.88, yielding proceeds of approximately $3,813 net of issuance costs (See also note 5b).

The Company is obligated to grant to the placement agent for the February 2014 Private Placement warrants to purchase an aggregate of 144,885 shares of Common Stock at an exercise price of $2.35.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

The warrants issued to the investors and placement agent in the February 2014 Private Placement are subject to adjustment upon the occurrence of certain events, including certain non-standard anti-dilution protection provisions. In addition, upon certain changes in control of the Company, the holder of a warrant can elect to receive, subject to certain limitations and assumptions, cash equal to the Black-Scholes value of the outstanding warrants.

The warrants issued to the investors and placement agent in the February 2014 Private Placement were exercisable immediately upon issuance and may be exercised at any time prior to the fifth (5th) anniversary of the date that the warrant shares are registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act).

The Company accounts for such warrants (each of which includes weighted average anti-dilution protection) as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss as financial income or expense.

In estimating the warrants’ fair value, the Company used the following assumptions:

Investors and placement agent warrants:

	March 31, 2014	Issuance date

Risk-free interest rate (1)	1.75%	1.63%
Expected volatility (2)	57.67%	61.49%
Expected life (in years) (3)	5.08	5.20
Expected dividend yield (4)	0%	0%

Fair value Warrants	$1.71	$1.78

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

The changes in Level 3 liabilities associated with the February 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2014:

Fair value of liability related to warrants

Balance at December 31, 2013	$-
Fair value of warrants to investors and service provider	3,230
Change in fair value of warrants during the period	(126)

Balance at March 31, 2014 (unaudited)	$3,104

NOTE 5:-	STOCKHOLDERS’ DEFICIENCY

a.	Stock option compensation:

On January 7, 2014, the Company’s Board of Directors (with the recommendation of the Compensation Committee of the Board of Directors) approved the grants of 620,000 and 50,000 options to employees and to a consultant of the Company, respectively, at an exercise price of $1.85 per share. Such options to the Company’s employees vest over a period of 2 years commencing on the grant date. The options granted to the consultant of the Company were fully vested as of the grant date. All of the aforementioned options have ten year terms, unless otherwise approved by the Compensation Committee of the Board of Directors, and were issued under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	STOCKHOLDERS’ DEFICIENCY (Cont.)

The total compensation cost related to all of the Company’s equity-based awards recognized during the three month period ended March 31, 2014 was comprised as follows:

Three months ended March 31, 2014
Unaudited

Research and development	$121
Marketing and pre-production costs	42
General and administrative	346

Total stock-based compensation expenses	$509

As of March 31, 2014, the total amount of unrecognized stock-based compensation expense was approximately $1,124 which will be recognized over a weighted average period of 0.73 years.

b.	On February 18, 2014, the Company consummated the February 2014 Private Placement with institutional and other accredited investors, pursuant to which the Company issued units comprised of an aggregate of (i) 2,226,956 shares of common stock and (ii) warrants initially exercisable to purchase an aggregate of 1,670,216 shares of Common Stock. The price per unit issued in this offering was $1.88, yielding gross proceeds of approximately $3,813 net of issuance costs.

The placement agent for the February 2014 Private Placement received a cash fee and is entitled to receive 144,885 warrants to purchase Common Stock of the Company having the same terms and conditions as the investors warrants.

Pursuant to the terms of the February 2014 Private Placement, the Company may be required to issue additional shares of Common Stock (the “Adjustment Shares”) at a specified time to the investors in the February 2014 Private Placement in the event that the price per share of Common Stock in the February 2014 Private Placement is greater than the price per share of the Common Stock, calculated as 90% of the average of the ten (10) lowest weighted average prices of the Common Stock during the twenty (20) trading day period starting immediately following the earlier of the date on which the shares, shares of Common Stock underlying warrants and Adjustment Shares have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act; provided, that, subject to the terms and conditions of the February 2014 Private Placement, the Company may be required to issue further additional shares of Common Stock at one or more additional specified times if the shares of Common Stock issued in the February 2014 Private Placement are not freely tradable for certain specified minimum periods.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	STOCKHOLDERS’ DEFICIENCY (Cont.)

The warrants issued in the February 2014 Private Placement are immediately exercisable at an exercise price of $2.35 per share and expire five years after the date that the shares of Common Stock underlying such warrants have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act. The warrants are subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any Common Stock (including the Adjustment Shares), securities convertible into Common Stock, or certain other issuances at a price below the then-existing exercise price, with certain exceptions. The warrants contain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 4.99% of the total number of shares of our Common Stock then issued and outstanding (which limit may be raised to 9.99% upon the request of the holder). In addition, upon certain changes in control of our Company, the holder of a warrant issued in the February 2014 Private Placement can elect to receive, subject to certain limitations and assumptions, cash equal to the Black-Scholes value of the outstanding warrants.

The Company is in the process of registering the investors’ shares of Common Stock and shares of Common Stock underlying the warrants that were issued in the February 2014 Private Placement for public resale in the Third Registration Statement.

c.	During the three months ended March 31, 2014, proceeds from warrant exercises amounted to $256 of which $67 were received on April 1, 2014 following the issuance of 255,596 Common Stock.

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative:

	Three months ended March 31,		Period from August 11, 2011 (inception date) to March 31,
	2014	2013	2014
	Unaudited

Payroll, office and related	$297	$259	$3,007
Legal and professional fees	211	175	1,902
Stock-based compensation	346	1,078	3,125
Issuance of Common Stock and warrants to service provider	-	392	1,449

Total General and administrative	$854	$1,904	$9,483

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

b.	Financial expenses, net:

	Three months ended March 31,		Period from August 11, 2011 (inception date) to March 31,
	2014	2013	2014
	Unaudited

Bank charges	$5	$4	$28
Foreign currency adjustments losses	5	11	72
Issuance cost related to warrants to investors and service provider	448	-	706
Revaluation of warrants	(142)	2,136	1,742

Total Financial expenses, net	$316	$2,151	$2,548

NOTE 7:-	SUBSEQUENT EVENTS

On May 7, 2014 the Company’s Board of Directors approved the annual grant of 25,000 options to each of the Company’s non-employee directors. These options have an exercise price of $1.39, shall vest in quarterly arrears, have a cashless exercise feature and a ten year term. On the same date, the Board of Directors also approved a one-time grant of 150,000 fully-vested options to each of the two of the Company’s newest non-employee directors. These options have an exercise price of $1.39, have a cashless exercise feature and a ten year term.

In addition, on the same date, the Board of Directors approved the granting of 380,000 options to the Company’s Scientific Advisory Board (the “SAB”). These options have an exercise price of $1.39, shall vest in quarterly arrears, have a cashless exercise feature and a ten year term.

The abovementioned options to non-employee directors and the SAB were not issued under the Company’s 2012 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following financial data in this narrative are expressed in thousands, except for stock and stock data.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview and Recent Events

We were formed in August 2011 as a Delaware corporation. We are a mobile health (mHealth) company developing and commercializing patent-pending technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices.

Our initial product is DarioTM, a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device (which we call our Personalized Smart Meter) that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose (which we refer to as SMBG) products. Dario™ is a comprehensive, patent-pending system that combines a cutting edge software application and cloud-based data services with a novel all-in-one Personalized Smart Meter consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario™ Personalized Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We are currently pursing regulatory approval for Dario™ in the United States and are expecting a response from the U.S. Food and Drug Administration on our 510(k) application later in 2014.

In January 2014, the Dario™ test strips (manufactured for us by a third party supplier) were evaluated by an independent German research institution. The aim of this study was to collect measurement data from capillary blood with defined distribution of glucose concentrations in order to perform system accuracy evaluation according to ISO 15197:2013, the current international standard requirements for SMBG systems. The results of this study showed that the Dario™ strips are well within the limits for system accuracy defined by ISO 15197:2013 in that 100% of results fell within zones A and B of the Consensus Error Grid for all systems, which means that the system accuracy requirements of the ISO 15197:2013 have been met.

In December 2013, we began offering free downloads of the DarioTM software application in selected jurisdictions, and in March 2014, we commenced our global multi-market soft launch of the DarioTM Personalized Smart Meter in selected jurisdictions. The first shipments were sent to distributers in late March 2014.

In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario™ Personalized Smart Meter in Italy, making 600,000 Italians eligible for reimbursement coverage. We are pursuing reimbursement coverage in other jurisdictions.

We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On May 1, 2014 we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

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

Warrant liability

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Binomial model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. Exercised warrants are being measured at fair value as of their exercise date and subsequently reclassified from liability to additional paid in capital. Our net loss for the three months ended March 31, 2014 and 2013 included finance expenses (income) in the amount of ($142) and $2,136, respectively, with connection to the above-mentioned warrants.

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

Our net loss for the three months ended March 31, 2014 includes stock-based compensation costs, with respect to options granted to employees and directors of our company, in the amount of $394 as compared to $1,277 for the three months period ended March 31, 2013. The decrease from 2014 to 2013 is mainly due to the granting of options to our non-employee directors during March 2013.

We apply ASC 718 and ASC 505-50 “Equity-Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

In connection with options granted to non-employees for services received for the three month period ended March 31, 2014 and 2013, and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of $115 and $42, respectively, which represent the fair value of non-employee options grants.

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

Useful Lives of Assets. We are required to make subjective assessments as to the useful lives of our production equipment for purposes of determining the amount of depreciation to record on an annual basis with respect to our construction of the production equipment. These assessments have a direct impact on our net income (loss). Tooling and production equipment which are part of our production equipment are usually depreciated on a straight-line basis over a period of up to five years, except any renovations and betterments which are depreciated over the remaining life of the production equipment.

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

Results of Operations

Three months ended March 31, 2014 and 2013

Revenues

We recorded no commercial revenues for the three months ended March 31, 2014 and 2013.

Cost of Revenues

For the three months ended March 31, 2014 and 2013, we did not generate any cost of revenues from operations.

Research and Development Expenses

Our research and development expenses during the three months ended March 31, 2014 were $1,089 compared with $675 in the three months ended March 31, 2013. This increase was mainly due to the recruitment of new employees for research and development activities.

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

Marketing and Pre-Production Costs

Our marketing and pre-production costs increased by $228 to $725 for the three months ended March 31, 2014 compared to $497 for the three months ended March 31, 2013. This increase was mainly due to the expansion of the marketing department as well as further pre-production costs in anticipation of our soft launch on March 2014.

Marketing and pre-production costs consist mainly of payroll expenses of marketing and pre-production employees, travel expenses related to such employees, trade show expenses, depreciation of our production equipment and facilities expenses associated with and allocated to marketing and pre-production.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2014 were $854 compared to $1,904 in the three months ended March 31, 2013. The decrease was largely attributable to a decrease in stock-based compensation charges mainly due to the grant of options to non-employee directors during March 2013 as well as costs related to the issuance of common stock and warrants to a former service provider.

Finance Expenses, net

Our finance expenses for the three months ended March 31, 2014 were $316 compared to $2,151 in the three months ended March 31, 2013. These changes were derived mainly from a revaluation of certain warrants granted to investors and service providers that were recorded as a liability and presented at fair value for each reporting period and from issuance costs related to such warrants to such investors and service providers.

Net Loss

Net loss for the three months ended March 31, 2014 was $2,984 compared to $5,227 in the three months ended March 31, 2013.

Plan of Operation

We commenced a commercial launch of the free Dario™ app in selected jurisdictions in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the software and the Personalized Smart Meter) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy. Over time, we expect to add additional features and functionality in making Dario™ the new standard of care in diabetes data management.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology.

For the remainder of 2014, we expect to continue with the soft launch of Dario™, expanding the soft launch to other jurisdictions, and to prepare for our longer-term roll-out of Dario™. In support of these goals, we will utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to Dario™ software, Personalized Smart Meters and test strips;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario™ solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters (including work on the regulatory approval of Dario™ in the U.S.);

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

As of March 31, 2014 we had $3,812 in cash and cash equivalents. During the first quarter of 2014, we raised net proceeds in an aggregate of approximately $4,002 through a private placement transaction and the exercise of outstanding warrants. We may receive funds from the exercise of other outstanding warrants in the future, but there is a risk that such warrants will not be exercised.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales as well as the reduction of our operating expenses during the first three months of 2014 compare to the three months ended December 31, 2013 of $983, we believe that we will have sufficient resources to continue our activity at least into October 2014. This includes a small amount of anticipated initial revenues from sales of Dario™ through distribution partners. Nevertheless, to the extent required, management believes it could execute certain costs reduction measures which could enable us to continue to operate for up to an additional three months, although no assurances can be given that management would be able to execute on this plan if required. However, if we are not unable to scale up our commercial launch Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources, we may be unable to continue activities beyond that time, absent a material alternations in our business plans.

Readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur during 2014, we will need to seek additional capital to fund (i) our manufacturing, marketing, distribution and other commercial efforts with Dario™, (ii) our efforts to obtain regulatory approvals necessary to be able to commercially launch Dario™ in new jurisdictions, and (iii) general working capital. Such funding may be unavailable to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 4, 2014.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our February 2014 private placement transactions was reported in our Current Report on Form 8-K, filed on February 13, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

Date: May 14, 2014	LabStyle Innovations Corp.

By: /s/ Erez Raphael
Name: Erez Raphael
Title: President and Chief Executive Officer

By: /s/ Gadi Levin
Name: Gadi Levin
Title: Chief Financial Officer, Secretary and
Treasurer

