Form 10-Q
period 2014-06-30
LabStyle Innovations Corp.
filed 2014-08-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-186054

LabStyle Innovations Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9 Halamish Street
Caesarea Industrial Park, Israel	38900
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 13, 2014, the registrant had 25,498,305 shares of common stock outstanding.

LabStyle Innovations Corp. and Subsidiary

Quarterly Report on Form 10-Q

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of both the software and hardware components of our Dario™ Diabetes Management Solution;

•	our near and longer terms financing plans;

•	our current and anticipated needs for working capital;

•	our ability to obtain regulatory approvals for Dario™;

•	our ability to obtain intellectual property protection for Dario™ and related inventions;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our ability to develop and introduce new products;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock.

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

-ii-

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

-iii-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,	December 31,
	2014	2013
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,819	$2,263
Restricted cash	-	38
Short-term bank deposits	166	154
Other accounts receivable and prepaid expenses	355	475
Inventory	22	-

Total current assets	2,362	2,930

LEASE DEPOSIT	49	41

PROPERTY AND EQUIPMENT, NET	991	1,145

Total assets	$3,402	$4,116

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2014	2013
	Unaudited

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$681	$586
Other accounts payable and accrued expenses	1,095	920

Total current liabilities	1,776	1,506

LIABILITY RELATED TO WARRANTS	5,379	2,696

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY DEFICIT:
Common Stock of $0.0001 par value - Authorized: 80,000,000 (unaudited) and 45,000,000 shares at June 30, 2014 and December 31, 2013; Issued and Outstanding: 23,013,889 (unaudited) and 20,071,816 shares at June 30, 2014 and December 31, 2013, respectively	2	2
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2014 and December 31, 2013; Issued: None at June 30, 2014 and December 31, 2013; Outstanding: None at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	22,486	19,915
Accumulated deficit	(26,241)	(20,003)

Total stockholders’ deficit	(3,753)	(86)

Total liabilities and stockholders’ deficit	$3,402	$4,116

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	Unaudited		Unaudited

Revenues	$-	$-	$-	$-
Ramp up of manufacturing costs	605	-	1,026	-

Gross loss	605	-	1,026	-

Operating expenses:
Research and development	$1,333	$1,416	$2,440	$2,091
Marketing and pre-production costs	373	664	659	1,161
General and administrative	1,292	1,516	2,146	3,420

Total operating expenses	2,998	3,596	5,245	6,672

Operating loss	3,603	3,596	6,271	6,672

Financial expenses (income), net:
Revaluation of warrants	(396)	1,664	(538)	3,800
Other financial expense	47	26	505	41

Total financial expenses (income), net	(349)	1,690	(33)	3,841

Net loss	$3,254	$5,286	$6,238	$10,513

Net loss per share

Basic loss per share	$(0.14)	$(0.29)	$(0.28)	$(0.63)
Weighted average number of common stock used in computing basic net loss per share	22,985,523	18,327,387	22,152,675	16,590,423

Diluted loss per share	$(0.15)	$(0.29)	$(0.29)	$(0.63)
Weighted average number of common stock used in computing diluted net loss per share	23,202,077	18,327,387	22,260,952	16,590,423

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
U.S. dollars in thousands (except stock and stock data)

	Common stock			Additional paid-in		Accumulated	Total stockholders’
	Number	Amount		capital		deficit	deficit

Balance as of December 31, 2012	14,547,689	$1		$5,001		$(6,072)	$(1,070)

Issuance of common stock and warrants in February and June 2013 at $1.00 per unit, net of issuance cost	1,000,022	*	)	996		-	996
Cost related to issuance of common stock to service provider	208,334	*	)	488		-	488
Cost related to issuance of warrants to service provider in March and May 2013	-	-		523		-	523
Issuance of common stock and warrants in April and May 2013 at $2.50 per unit, net of issuance cost	4,000,000	*	)	8,986		-	8,987
Exercise of warrants	300,771	*	)	708		-	708
Exercise of options	15,000	*	)	*	)	-	* )
Stock-based compensation	-	-		3,213		-	3,213
Net loss	-	-		-		(13,931)	(13,931)

Balance as of December 31, 2013	20,071,816	$2		$19,915		$(20,003)	$(86)

Issuance of Common Stock and warrants in February 2014 at $0.55 per unit, net of issuance cost	2,226,956	*	)	1,013		-	1,013
Exercise of warrants	342,617	*	)	352		-	352
Exercise of options	372,500	*	)	7		-	7
Stock-based compensation	-	-		1,199		-	1,199
Net loss	-	-		-		(6,238)	(6,238)

Balance as of June 30, 2014 (unaudited)	23,013,889	$2		$22,486		$(26,241)	$(3,753)

*) Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30
	2014	2013
	Unaudited
Cash flows from operating activities:
Net loss	$(6,238)	$(10,513)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, warrants and restricted shares	1,199	2,862
Issuance cost related to warrants to investors and service provider	489	-
Depreciation	358	314
Decrease (increase) in other accounts receivable and prepaid expenses	120	(208)
Increase in inventory	(22)	-
Increase in trade payables	39	371
Increase in other accounts payable and accrued expenses	175	350
Revaluation of warrants	(538)	3,800
Loss from disposal of fixed assets	-	3

Net cash used in operating activities	(4,418)	(3,021)

Cash flows from investing activities:
Investment in short-term bank deposits	(130)	(105)
Proceeds of maturities of short-term bank deposit	158	14
Investment in lease deposits	(8)	(92)
Purchase of property and equipment	(150)	(1,146)

Net cash used in investing activities	(130)	(1,329)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	3,754	9,951
Proceeds from exercise of options and warrants	350	195

Net cash provided by financing activities	4,104	10,146

Increase (decrease) in cash and cash equivalents	(444)	5,796
Cash and cash equivalents at beginning of period	2,263	1,230

Cash and cash equivalents at end of period	$1,819	$7,026

Non-cash investing and financing and activities:

Receivable on account of shares	$-	$31

Purchase of property and equipment	$56	$39

Conversion of liability related to warrants to common stock	$9	$385

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a mobile health (mHealth) company developing and commercializing patent-pending technologies to provide consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s initial product, Dario™, is a mobile, cloud-based, diabetes management solution which includes a pocket-sized blood glucose monitoring device that, utilizing proprietary software, integrates with smart phones and other mobile devices to offer users the ability to record, save, track, analyze, manage and share diabetes related information (the “Dario™ Smart Meter”)

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.”), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

b.	During the six month period ended June 30, 2014, the Company incurred operating losses and negative cash flows from operating activities amounting to $6,271 and $4,418, respectively. The Company will be required to obtain additional capital resources in the near term to extend its commercialization, ramp up its inventory and maintain its research and development activities. The Company is addressing its liquidity needs by continuing to seek for additional funding from public and/or private sources and by commencing its initial commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financing or commence an adequate level of initial commercial sales required for the short and long-term development and commercialization of its product.

According to management estimates, the Company has sufficient liquidity resources to continue its planned activity only into October 2014. Failure of the Company to obtain additional funding would have a materially adverse effect on the Company’s results of operations, future operations and overall viability.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

c.	On March 20, 2014, the Company filed a registration statement (the “Third Registration Statement”) with the Securities and Exchange Commission (the “SEC”) covering the public resale of up to 3,897,172 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) (including 1,670,216 shares of Common Stock underlying warrants) previously issued to the investors from the private placement occurred on February 2014 (the “February 2014 Private Placement”) (see also Note 4a and 5b). The Third Registration Statement was declared effective on June 3, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

d.	On May 1, 2014 the Company announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the DarioTM blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port.

e.	On June 17, 2014, the Company held its 2014 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company’s Certificate of Incorporation (the “COI”) to increase the number of authorized shares of Common Stock from 45,000,000 to 80,000,000; to amend the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) to increase the number of Common Stock authorized for issuance under the 2012 Plan by 2,500,000 shares from 5,000,000 to 7,500,000 (see also Note 4b); and to approve the amendment to the COI to effect a reverse stock split of the Common Stock at a ratio of between one-for-two and one-for-five with such ratio to be determined at the sole discretion of the Board of Directors of the Company (the “Reverse Split”) and with such Reverse Split to be effected at such time and date, if at all, as determined by the Board of Directors of the Company in its sole discretion. No decision has been taken in connection to the Reverse Split as of the filing of this consolidated financial statement.

f.	On April 28, 2014 the Company was granted with national approval and regional reimbursement for the Dario™ in Italy.

g.	On June 25, 2014 the Company was granted with reimbursement status for strips and lancets to be utilized together with the Dario™, effective September 1, 2014 in England, Wales, Scotland and Northern Ireland.

h.	On July 2014, the Company received approval from Israel’s Ministry of Health to sell the Dario™ for diabetes in Israel as well as released the Dario™ App for Android smartphone users in select soft launch markets, including the United Kingdom and New Zealand.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 are applied consistently in these financial statements except:

In June 2014 the FASB issued Update No. 2014-10 Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of comprehensive loss, cash flows, and shareholder deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective prospectively for reporting periods beginning after December 15, 2014 early adoption is permitted. The Company chose to early adopt the update for June 30, 2014 consolidated financial statement.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2014, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2014, the Company’s consolidated results of operations and the Company’s consolidated cash flows for the six and three months ended June 30, 2014. Results for the six and three months periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS’ DEFICIT

a.	On February 18, 2014, the Company consummated the February 2014 Private Placement with institutional and other accredited investors, pursuant to which the Company issued units comprised of an aggregate of (i) 2,226,956 shares of common stock and (the “Shares”) (ii) warrants initially exercisable to purchase an aggregate of 1,670,216 shares of Common Stock (the “Warrants”). The price per unit issued in this offering was $1.88, yielding gross proceeds of approximately $3,754 net of issuance costs.

The placement agent for the February 2014 Private Placement received, in addition to a cash fee, 144,885 warrants to purchase Common Stock of the Company having the same terms and conditions as the investors warrants.

Pursuant to the terms of the February 2014 Private Placement, the Company may be required to issue additional shares of Common Stock (the “Adjustment Shares”) to the investors in the February 2014 Private Placement at a specified time in the event that the price per share of Common Stock in the February 2014 Private Placement is greater than the price per share of the Common Stock, calculated as 90% of the average of the ten lowest weighted average prices of the Common Stock during the twenty trading day period starting immediately following the earlier of the date on which the shares, shares of Common Stock underlying warrants and Adjustment Shares have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act (the “Reset Price”); provided, that, subject to the terms and conditions of the February 2014 Private Placement, the Company may be required to issue further additional shares of Common Stock at one or more additional specified times if the shares of Common Stock issued in the February 2014 Private Placement are not freely tradable for certain specified minimum periods.

The warrants issued in the February 2014 Private Placement are immediately exercisable at an exercise price of $2.35 per share and expire five years after the date that the shares of Common Stock underlying such warrants have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act. The warrants are subject to adjustment under certain circumstances, including “full ratchet” anti-dilution protection upon the issuance of any Common Stock (including the Adjustment Shares), securities convertible into Common Stock, or certain other issuances at a price below the then-existing exercise price, with certain exceptions. In addition, upon certain changes in control events, as defined in the agreement, the holders of the warrants may elect to receive, subject to certain limitations and assumptions, cash equal to the Black-Scholes value of the outstanding warrants.

Based on the aforementioned terms the warrants are accounted as liability according to the provisions of ASC 815-40.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS’ DEFICIT (Cont.)

In connection with the February 2014 Private Placement, the Company also entered into a Registration Rights Agreement (the “RRA”) with the investors. Pursuant to the terms of the RRA, the Company granted to the investors certain registration rights related to the Shares, the Warrants and the Adjustment Shares issued and issuable in this private placement. The Company is required to file a registration statement for the resale of the Shares, Common Stock underlying the Warrants and Adjustment Shares within 30 days following the closing date of the Offering and to use its reasonable best efforts to cause such registration statement to be declared effective within 60 days following the closing date (or 120 days following the closing date if the SEC determines to review the registration statement). The Company may incur liquidated damages for each investor of up to nine percent of the pro-rata purchase price of the Shares if it does not meet its registration obligations under the RRA.

On June 3, 2014, the Company’s Third Registration Statement was declared effective and based on the Reset Price feature which occurred on July 2, 2014, subsequent to the balance sheet date, 2,484,416 Adjustment Shares have been issued and 2,984,953 warrants were issued in connection with the February 2014 Private Placement and additional 851,453 warrants were issued in connection with the 2011-2012 Private Placement (see also Notes 7a).

b.	Stock based compensation:

On June 17, 2014, the Company’s majority stockholders (with the prior recommendation and approval of the Company’s Board of Directors) approved an increase in the size of the 2012 Plan from 5,000,000 shares of Common Stock to 7,500,000 shares of Common Stock.

Following the approval of the Company’s Board of Directors of the non-employee directors option plan during March 2013 (the “Annual Directors Plan”), on May 7, 2014 our Board of Directors approved the 2014 grant of the Annual Directors Plan with 25,000 options granted to each of the Company’s then current non-employee directors. These options have an exercise price of $1.39 and shall vest in quarterly arrears over one year ended December 31, 2014. They also have a cashless exercise feature and a ten year term. On the same date, the Board of Directors also approved a one-time grant of fully-vested 150,000 options to each of the two newest non-employee directors. These options have an exercise price of $1.39, a cashless exercise feature and a ten year term.

In addition, on the same date, the Board of Directors approved the grant of 380,000 options to the Company’s Scientific Advisory Board (the “SAB”). These options have an exercise price of $1.39, shall vest in 4 quarterly arrears, have a cashless exercise feature and a ten year term.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS’ DEFICIT (Cont.)

The abovementioned options to non-employee directors and the SAB were not issued under the Company’s 2012 Equity Incentive Plan and shall be deemed to have been issued under an “employee benefit plan” as defined in Rule 405 promulgated under the Securities Act.

As of June, 30, 2014, 3,139,750 options to purchase Common Stock are available for future grants under the 2012 Plan to employees, advisors, consultants and service providers of the Company or Ltd.

The total compensation cost related to all of the Company’s equity-based awards, recognized during the period of three and six months ended June 30, 2014 was comprised as follows:

	Three months ended June 30, 2014	Six months ended June 30, 2014
	Unaudited

Cost of revenues	$18	$36
Research and development	141	280
Sales and marketing	-	6
General and administrative	531	877

Total stock-based compensation expenses	$690	$1,199

As of June 30, 2014, the total amount of unrecognized stock-based compensation expenses was approximately $923 which will be recognized over a weighted average period of 0.56 years.

c.	During the six months ended June 30, 2014, proceeds from warrants and options exercise amounted to $343 and $7 following the issuance of 342,617 and 372,500 Common Stock, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

a.	On March 30, 2012, the Company consummated the 2011-2012 Private Placement pursuant to which the investors purchased an aggregate of 2,461,000 shares of Common Stock and warrants to purchase 2,461,000 shares of Common Stock at the exercise price of $1.50 for total consideration of $2,461.

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 482,200 shares of Common Stock at the exercise price of $1.00 per share and (ii) 482,200 shares of Common Stock at the exercise price of $1.50 per share. Subsequent to the issuance of the 2011-2012 Private Placement warrants, the $1.50 exercise price for both the warrants issued to the investors and placement agent were adjusted to approximately $1.30 per share due to a certain anti-dilutive issuance and, accordingly, additional warrants to purchase an aggregate of 371,017 and 72,455 shares of Common Stock were granted to such investors and the placement agent and its designees, respectively (see also Note 7a).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS (Cont.)

b.	On February 18, 2014, the Company consummated the February 2014 Private Placement with institutional and other accredited investors, pursuant to which the Company issued units comprised of an aggregate of (i) 2,226,956 shares of common stock and (ii) warrants initially exercisable to purchase an aggregate of 1,670,216 shares of Common Stock. The price per unit issued in this offering was $1.88, yielding proceeds of approximately $3,754 net of issuance costs (See also Notes 4a and 7a).

In addition, the Company granted to the placement agent for the February 2014 Private Placement the right to receive warrants to purchase an aggregate of 144,885 shares of Common Stock at an exercise price of $2.35.

All the aforementioned warrants contain anti-dilution protection provisions and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until the warrants are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss as financial income or expense.

In estimating the warrants’ fair value, the Company used the following assumptions:

Investors warrants in 2011-2012 Private Placement:

	June 30, 2014	December 31, 2013

Risk-free interest rate (1)	0.61%	0.70%
Expected volatility (2)	52.04%	52.09%
Expected life (in years) (3)	2.33	2.82
Expected dividend yield (4)	0%	0%

Fair value Warrants	$0.69	$0.74

Placement agent warrants 2011-2012 Private Placement:

	June 30, 2014	December 31, 2013

Risk-free interest rate (1)	0.39%	0.50%
Expected volatility (2)	53.85%	50.91%
Expected life (in years) (3)	1.78	2.25
Expected dividend yield (4)	0%	0%

Fair value Warrants	$0.48-0.63	$0.67-0.83

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS (Cont.)

Investors and placement agent warrants in February 2014 Private Placement:

	June 30, 2014	Issuance date

Risk-free interest rate (1)	1.59%	1.63%
Expected volatility (2)	52.84%	61.49%
Expected life (in years) (3)	4.93	5.20
Expected dividend yield (4)	0%	0%

Fair value Warrants	$1.65	$1.78

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the February 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2014:

Fair value of liability related to warrants

Balance at December 31, 2013	$2,696
Fair value of warrants issue to investors and service provider	3,230
Change in fair value of warrants during the period	(538)
Exercise of warrants (*)	(9)

Balance at June 30, 2014 (unaudited)	$5,379

(*)	During the six month period ended June 30, 2014, the placement agent exercised 9,118 warrants for a total amount of 9,118 shares of Common Stock of the Company, respectively (See also Note 4c).

As of June 30, 2014, there were 5,445,065 outstanding warrants relating to the above issuances.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	Unaudited

Payroll, office and related	$263	$276	$560	$534
Legal and professional fees	242	336	453	469
Stock-based compensation	531	280	877	1,358
Issuance of Common Stock and warrants to service provider	-	618	-	1,011
Other	256	6	256	48

Total General and administrative	$1,292	$1,516	$2,146	$3,420

b.	Financial expenses (income), net:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	Unaudited

Bank charges	$2	$10	$7	$14
Foreign currency adjustments losses	4	16	9	27
Issuance cost related to warrants to investors and service provider	41	-	489	-
Revaluation of warrants	(396)	1,664	(538)	3,800

Total Financial expenses (income), net	$(349)	$1,690	$(33)	$3,841

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

c.	Net loss per share:

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	Unaudited

Numerator:

Numerator for basic net loss per share	$3,254	$5,286	$6,238	$10,513

Effect of dilutive securities:
Warrants issued to investors and placement agent	(290)	-	(303)	-

Numerator for dilutive net loss per share	$3,544	$5,286	$6,541	$10,513

Denominator:

Denominator for dilutive net loss per share - weighted average number of Common Stock	22,985,523	18,327,387	22,152,675	16,590,423

Effect of dilutive securities:
Warrants issued to investors and placement agent	216,554	-	108,277	-

Denominator for diluted net loss per share - adjusted weighted average number of Common Stock	23,202,077	18,327,387	22,260,952	16,590,423

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	SUBSEQUENT EVENTS

a.	Following the effectiveness of the Company’s Third Registration Statement on June 3, 2014 (see also Note 1c), and in accordance with the February 2014 Private Placement agreements, on July 2, 2014 the Company issued a total of 2,484,416 shares based on a Reset Price of approximately $0.89 to the investors from the February 2014 Private Placement. In addition, the abovementioned issuance triggered the following anti-dilution adjustments:

1.	The exercise price for the investors and placement agent warrants of the February 2014 Private Placement was adjusted to approximately $0.89 and additional 2,746,688 and 238,265 warrants became eligible for issuance upon exercise of such warrants, respectively.

2.	The exercise price for the investors and placement agent warrants of the 2011-2012 Private Placement, with a current exercise price of $1.30 was adjusted to approximately $1.05 and additional 645,054 and 122,838 warrants were issued, respectively. The exercise price for the placement agent warrants of the 2011-2012 Private Placement, with a current exercise price of $1.00 was adjusted to approximately $0.84 and additional 83,561 warrants were issued.

All the aforementioned warrants contain anti-dilution protection provisions and therefore will be accounted as a liability according to the provisions of ASC 815-40.

b.	On July 7, 2014, the Company’s Board of Directors approved the grant of 1,100,000 and 395,000 options to employees and non-employees, respectively, at an exercise price of $0.98 per share. Such options shall vest in 8 quarterly instalments over a period of 2 years commencing the above date. The options have a cashless exercise feature and a ten years term, unless otherwise approved by Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

In addition on the same date, the Board of Directors approved a one-time grant of fully-vested 150,000 options to a new non-employee director. These options have an exercise price of $0.98, have a cashless exercise feature and a ten years term. The non-employee director options were not issued under the Company’s 2012 Equity Incentive Plan and shall be deemed to have been issued under an “employee benefit plan” as defined in Rule 405 promulgated under the Securities Act.

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

Our initial product is Dario™, a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device (which we call our Dario™ Smart Meter) that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose (which we refer to as SMBG) products. Dario™ is a comprehensive, patent-pending system that combines a cutting edge software application and cloud-based data services with a novel all-in-one Dario™ Smart Meter consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We are currently pursing regulatory approval for Dario™ in the United States and are expecting a response from the U.S. Food and Drug Administration on our 510(k) application later in 2014.

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

In December 2013, we began offering free downloads of the Dario™ software application in selected jurisdictions, and in March 2014, we commenced our global multi-market soft launch of the Dario™ Smart Meter in selected jurisdictions. The first shipments were sent to distributers in late March 2014.

In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario™ Smart Meter in Italy, making 600,000 Italians eligible for reimbursement coverage. We are pursuing reimbursement coverage in other jurisdictions.

In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. We are actively pursuing reimbursement coverage in other jurisdictions.

In July 2014, we received approval from Israel’s Ministry of Health to sell the Dario™ Smart Meter for diabetes in Israel as well as released the Dario™ Diabetes Management App for Android smartphone users. The mobile application will have the same user interface and features as the iOS Dario™ Application and will be available in select soft launch markets, including the United Kingdom and New Zealand.

In addition, since 2013, we have worked to secure distribution partnerships in a number of jurisdictions, including the United Kingdom, Italy, Australia, New Zealand, the Netherlands and Canada. These partnerships, along with our own online marketing programs, will be key to our sales and distributions efforts for Dario™.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales we believe that we will have sufficient resources to continue our activity only into October 2014. This includes a small amount of anticipated initial inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statement include warrants liability, stock-based compensation, accounting for production equipment and its related useful life:

Warrant liability

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Binomial model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. The anti-dilution protection of the warrants was valued by calculating a put option. The value of the warrants was calculated using the call option value in addition with the put option value, which reflects the anti-dilution protection, multiplied by the probability that a down round will occur.

Fair value for each reporting period was calculated based on the following assumptions:

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.
(3)	Expected life - the expected life was based on the expiration date of the warrants.
(4)	Expected dividend yield - the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future and therefore was measured as %0.

Exercised warrants are being measured at fair value as of their exercise date and subsequently reclassified from liability to additional paid in capital. Our net loss for the six months ended June 30, 2014 and 2013 included finance expenses (income) in the amount of ($538) and $3,800, respectively, with connection to the above-mentioned warrants.

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

Our net loss for the second quarter of 2014 includes stock-based compensation costs in the amount of $644 as compared to $487 for the same period in 2013, with respect to options granted to employees and directors of our company, or $1,038 for the first six months of 2014 as compared to $1,763 for the same period in 2013.The decrease from 2014 to 2013 is mainly due to options granted to certain non-employee directors during 2013 as well as the leave of certain employees during 2014.

We apply ASC 718 and ASC 505-50 “Equity-Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

In connection with options granted to non-employees for the second quarter of 2014 and 2013, and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of $46 and $45, respectively, or $161 and $87 for the first six months of 2014 and 2013, respectively, which represent the fair value of non-employee options grants.

Production Equipment

Capitalization of Costs. We capitalize direct incremental costs of third party manufacturer related to our production equipment. We cease construction cost capitalization relating to our production equipment once it is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and / or improve the performance of the production equipment are capitalized.

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

Results of Operations

Three and Six months ended June 30, 2014 and 2013 (in thousands)

Revenues

We commenced our initial “soft” commercial launch of the Dario™ Smart Meter in late March 2014 with first shipments occurring during April 2014. Although we commenced sales activities during the three and six month ended June 30, 2014, in accordance with US GAAP, we did not recognize revenues from such sales and will not until (i) our distributers demonstrate consistency of payments within the terms of our distributor agreements, and (ii) we are able to reasonably estimate an appropriate provision for expected returns under our product warranty in our distribution agreements. As of the date of this report, no payments from distributors are overdue and no returns have been made under our warranty provision. No revenues were recorded during the same period in 2013.

Ramp up of manufacturing costs

During the period of three and six month ended June 30, 2014 we recorded costs related to ramp up of manufacturing costs in the amount of $605 and $1,026, respectively. No ramp up of manufacturing costs was recorded during the same periods in 2013. The increase is due to the commencement of our initial commercial sales during March 2014 with first shipments occurring during April 2014.

Ramp up of manufacturing costs consists mainly of depreciation costs relating to our production equipment, payroll expenses to employees involved in production activities and inventory write-offs provided to cover market prices lower than cost as well as obsolete items.

Research and Development Expenses

Our research and development expenses decreased to $1,333 for the second quarter of 2014 from $1,416 for the second quarter of 2013. Research and development expenses increased to $2,440 for the first six months of 2014 from $2,091 for the first six months of 2013. This increase for the six months period was mainly due to recruitment of new employees, engineering expenses as well as software development and regulatory expenses which led us to the commencement of our initial commercial sales.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario™ software application and related Dario™ Smart Meter, software related subcontractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Marketing and pre-production costs

Our marketing and pre-production costs decreased to $373 for the second quarter of 2014 from $664 for the second quarter of 2013. Marketing and pre-production costs decreased to $659 for the first six months of 2014 from $1,161 for the first six months of 2013. This decrease is mainly due to pre-production costs which, during 2013, were allocated to marketing and pre-production costs and in 2014, since we commenced the initial commercial sales of our product we allocated production costs to ramp up of manufacturing costs.

Marketing and pre-production costs consist mainly of payroll expenses of sales and marketing employees, travel expenses related to such employees, trade show expenses as well as other online and offline marketing expenses. During 2013 pre-production costs were also allocated to marketing and pre-production costs and included relevant employees expenses and depreciation of our production equipment.

General and Administrative Expenses

Our general and administrative costs decreased to $1,292 for the second quarter of 2014 from $1,516 for the second quarter of 2013. General and administrative costs decreased to $2,146 for the first six months of 2014 from $3,420 for the first six months of 2013. This decrease is mainly due to option compensation expenses for option issuances to certain directors of our company as well as costs related to the issuance of common stock and warrants to a former service provider during 2013.

Our general and administrative expenses consist mainly of payroll expenses for management and employees, accounting and legal fees, expenses related to investor relations, as well as our office expenses.

Finance Expenses, net

Our finance expenses (income), net for the second quarter of 2014 were income of ($349) compared to expenses of $1,690 for the same period in 2013 or income of ($33) for the first six months of 2014 compared to expenses of $3,841 for the same period in 2013. These changes were mainly due to revaluation of warrants to investors and a service provider, that are recorded as liability and presented at fair value each reporting period, and issuance cost related to warrants to investors and such service provider.

Net Loss

Net loss for the three and six months periods ended June 30, 2014 was $3,254 and $6,238, respectively. Net loss for the three and six months periods ended June 30, 2013 was $5,286 and $10,513, respectively. Decrease from the six month period ended June 30, 2014 was mainly due to warrants expenses as well as costs related to the issuance of common stock and warrants to a former service provider during 2013, as described above, offset by increase in operational expenses towards the anticipated soft commercial launch on March 2014.

Plan of Operation

We commenced a commercial launch of the free Dario™ app in selected jurisdictions in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the software and the Smart Meter) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy. Over time, we expect to add additional features and functionality in making Dario™ the new standard of care in diabetes data management.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology.

For the remainder of 2014, and assuming we can secure sufficient funding (of which no assurances can be given), we expect to continue with the soft launch of Dario™, expanding the soft launch to other jurisdictions, and to prepare for our longer-term roll-out of Dario™. In support of these goals, we will utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to Dario™ software, Smart Meters and test strips;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario™ solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters (including work on the regulatory approval of Dario™ in the U.S.);

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

As of June 30, 2014 we had $1,819 in cash and cash equivalents. During the first six months of 2014, we raised net proceeds in an aggregate of approximately $4,104 through a private placement transaction and the exercise of outstanding options and warrants. We may receive funds from the exercise of other outstanding warrants in the future, but there is a risk that such warrants will not be exercised.

Net cash and cash equivalents used in operating activities was $4,418 for the six months ended June 30, 2014 compared $3,021 for the same period in 2013.

Net cash and cash equivalents used in investing activities was $130 for the six months ended June 30, 2014 compared to $1,329 for the same period in 2013. This was mainly due to investment in our production equipment.

Net cash and cash equivalents provided by financing activities was $4,104 for the six months ended June 30, 2014 compared to $10,146 for the same period in 2013. This is mainly due to funds received from private placements in 2014 and 2013 in net amounts of $3,754 and $9,951, respectively.

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales we believe that we will have sufficient resources to continue our activity only into October 2014. This includes a small amount of anticipated initial inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is an update to our risk factors for our Annual Report on Form 10-K for the year ended December 31, 2013:

Presently, we have sufficient cash resources to fund our anticipated operations only into October 2014. We thus have a material near term need for new funding, and our inability to obtain such funding would materially and negatively impact our business, including our ability to continue sales, marketing and manufacturing efforts for Dario™. Our inability to continue our business could lead to the loss of our stockholders’ investment in our company.

In addition, pursuant to the terms of the our February 2014 private placement, we have been required to, and may potentially be required to, issue additional shares of common stock (which we call the Adjustment Shares) at a specified time to the investors in our February 2014 private placement. The prior issuance of 2,484,416 Adjustment Shares in July 2014 has caused material dilution to our investors. Moreover, additional Adjustment Shares must be issued in the event that the price per share of common stock in the February 2014 Private Placement is greater than the price per share of the common stock, calculated as 90% of the average of the ten (10) lowest weighted average prices of the common stock during the twenty (20) trading day period starting August 18, 2104. Since the right to receive additional Adjustment Shares would be based on our public stock price, the existence of these rights could have a negative impact on our public stock price. Moreover, the existence of these rights could materially impair our ability to obtain financing, which would have a material adverse effect on our business and viability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Date: August 14, 2014	LabStyle Innovations Corp.

By: /s/ Erez Raphael
Name: Erez Raphael
Title: President and Chief Executive Officer

By: /s/ Gadi Levin
Name: Gadi Levin
Title: Chief Financial Officer, Secretary and Treasurer

