Form 10-Q
period 2014-09-30
LabStyle Innovations Corp.
filed 2014-11-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, the registrant had 16,233,430 shares of common stock outstanding.

LabStyle Innovations Corp. and Subsidiary

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to manufacture, market and generate sales of our DarioTM Diabetes Management Solution;

•	our future financing plans;

•	our anticipated needs for working capital and estimates on when our current cash resources will be depleted;

•	our ability to obtain regulatory and insurance reimbursement approvals for DarioTM;

•	our ability to obtain and maintain intellectual property protection for our inventions;

•	our ability to establish and maintain our brand;

•	our ability to attract and retain key members of our management team;

•	our ability to develop and introduce new products;

•	the anticipated trends in our industry;

•	our ability to expand operational capabilities;

•	competition existing today or that will likely arise in the future; and

•	our ability to establish a market for our common stock.

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

ii

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

UNAUDITED

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,	December 31,
	2014	2013
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,170	$2,263
Restricted cash	-	38
Short-term bank deposits	87	154
Inventories	109	-
Other accounts receivable and prepaid expenses	362	475

Total current assets	4,728	2,930

LEASE DEPOSIT	48	41

PROPERTY AND EQUIPMENT, NET	1,226	1,145

Total assets	$6,002	$4,116

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2014	2013
	Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$1,276	$586
Other accounts payable and accrued expenses	818	920

Total current liabilities	2,094	1,506

LIABILITY RELATED TO WARRANTS	3,053	2,696

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value -
Authorized: 60,000 shares at September 30, 2014 (unaudited); Issued and Outstanding: 42,350 shares at September 30, 2014 (unaudited); Aggregate liquidation preference of $4,235 at September 30, 2014 (unaudited)	5,781	-

STOCKHOLDERS' DEFICIENCY:
Common Stock of $0.0001 par value -
Authorized: 80,000,000 and 45,000,000 shares at September 30, 2014 (unaudited) and December 31, 2013, respectively; Issued and Outstanding: 15,905,871 and 4,014,381 shares at September 30, 2014 (unaudited) and December 31, 2013, respectively	2	* )
Preferred Stock of $0.0001 par value -
Authorized: 4,940,000 and 5,000,000 shares at September 30, 2014 (unaudited) and December 31, 2013, respectively; Issued and Outstanding: none at September 30, 2014 (unaudited) and December 31, 2013	-	-
Additional paid-in capital	27,646	19,917
Accumulated deficit	(32,574)	(20,003)

Total stockholders' deficiency	(4,926)	(86)

Total liabilities and stockholders' deficiency	$6,002	$4,116

*) Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	Unaudited		Unaudited

Revenues	$-	$-	$-	$-
Ramp up of manufacturing costs	585	-	1,611	-

Gross loss	585	-	1,611	-

Operating expenses:
Research and development	$769	$1,078	$3,209	$3,169
Marketing and pre-production costs	252	763	911	1,924
General and administrative	901	1,397	3,047	4,817

Total operating expenses	1,922	3,238	7,167	9,910

Operating loss	2,507	3,238	8,778	9,910

Financial expenses (income), net:
Revaluation of warrants	(2,606)	192	(3,144)	3,992
Other financial expense	3,176	41	3,681	83

Total financial expenses, net	570	233	537	4,075

Net loss	$3,077	$3,471	$9,315	$13,985

Deemed dividend related to exchange agreement (Note 4a)	279	-	279	-
Deemed dividend related to Series A Preferred Stock (Note 4b)	2,977	-	2,977	-

Net loss attributable to holders of Common Stock	$6,333	$3,471	$12,571	$13,985

Net loss per share

Basic loss per share	$(0.66)	$(0.85)	$(2.03)	$(3.95)
Weighted average number of Common Stock used in computing basic net loss per share	9,610,160	3,994,481	6,179,981	3,551,559

Diluted loss per share	$(0.66)	$(0.85)	$(2.23)	$(3.95)
Weighted average number of Common Stock used in computing diluted net loss per share	9,610,160	3,994,481	6,194,418	3,551,559

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except stock and stock data)

	Common stock				Additional paid-in		Accumulated	Total stockholders'
	Number	Amount			capital		deficit	deficiency

Balance as of December 31, 2012	2,909,554	$	*	)	$5,002		$(6,072)	$(1,070)

Issuance of Common Stock and warrants in February and June 2013 at $5.00 per unit, net of issuance cost	200,005		*	)	996		-	996
Cost related to issuance of Common Stock to service provider	41,667		*	)	488		-	488
Cost related to issuance of warrants to service provider in March and May 2013	-		-		523		-	523
Issuance of Common Stock and warrants in April and May 2013 at $12.50 per unit, net of issuance cost	800,000		*	)	8,987		-	8,987
Exercise of warrants	60,155		*	)	708		-	708
Exercise of options	3,000		*	)	*	)	-	* )
Stock-based compensation	-		-		3,213		-	3,213
Net loss	-		-		-		(13,931)	(13,931)

Balance as of December 31, 2013	4,014,381	$	*	)	$19,917		$(20,003)	$(86)

Issuance of Common Stock and warrants in February 2014 at $2.75 per unit, net of issuance cost	445,392		*	)	1,013		-	1,013
Issuance of Common Stock in July 2014 upon reset price mechanism	496,884		*	)	*	)	-	* )
Deemed dividend related to exchange agreement	-		-		279		(279)	-
Issuance of additional shares upon Exchange Agreement in August 2014	10,806,190		2		4,556		-	4,558
Deemed dividend related to Series A Preferred Stock	-		-		-		(2,977)	(2,977)
Exercise of warrants	68,524		*	)	352		-	352
Exercise of options	74,500		*	)	7		-	7
Stock-based compensation	-		-		1,522		-	1,522
Net loss	-		-		-		(9,315)	(9,315)

Balance as of September 30, 2014 (unaudited)	15,905,871		$2		$27,646		$(32,574)	$(4,926)

*) Represent an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2014	2013
	Unaudited
Cash flows from operating activities:
Net loss	$(9,315)	$(13,985)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, warrants and restricted shares	1,522	3,605
Issuance cost related to warrants to investors and service provider	533	-
Depreciation	461	578
Decrease (increase) in other accounts receivable and prepaid expenses	117	(156)
Increase in inventories	(109)	-
Increase in trade payables	367	275
Increase in other accounts payable and accrued expenses	276	217
Consideration granted to the February 2014 Investors from Exchange Agreement	3,124	-
Revaluation of fair value of warrants to purchase shares of Common Stock	(3,144)	3,992

Net cash used in operating activities	(6,168)	(5,474)

Cash flows from investing activities:
Investment in short-term bank deposits	(130)	(105)
Proceeds of maturities of short-term bank deposit	230	35
Investment in lease deposits	(6)	(106)
Purchase of property and equipment	(219)	(1,308)

Net cash used in investing activities	(125)	(1,484)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	3,754	9,970
Proceeds from issuance of Series A Preferred Stock and warrants, net of issuance cost	4,096	-
Proceeds from exercise of options and warrants	350	226

Net cash provided by financing activities	8,200	10,196

Increase in cash and cash equivalents	1,907	3,238
Cash and cash equivalents at beginning of period	2,263	1,230

Cash and cash equivalents at end of period	$4,170	$4,468

Non-cash investing and financing and activities:

Receivable on account of shares	$-	$12

Purchase of property and equipment	$323	$29

Conversion of liability related to warrants to Common Stock	$9	$403

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a mobile health (mHealth) company developing and commercializing patented technologies to provide consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s initial product, Dario™, is a mobile, cloud-based, diabetes management solution which includes a pocket-sized blood glucose monitoring device (the "Dario™ Smart Meter") that, utilizing proprietary software, integrates with smart phones and other mobile devices to offer users the ability to record, save, track, analyze, manage and share diabetes related information.

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd."), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company, which was established in 2014 in anticipation of U.S. operations for the Company.

b.	During the nine month period ended September 30, 2014, the Company incurred operating losses and negative cash flows from operating activities amounting to $8,778 and $6,168, respectively. The Company will be required to obtain additional capital resources in the near term to support its products commercialization, ramp up manufacturing and maintain its research and development activities. The Company is addressing its liquidity needs by seeking for additional funding from public and/or private sources and by commencing its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

According to management estimates, the Company has sufficient liquidity resources to continue its planned activity through March 2015. Failure of the Company to obtain additional funding would have a materially adverse effect on the Company’s results of operations, future operations and overall viability.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

c.	On March 20, 2014, the Company filed a registration statement (the "Third Registration Statement") with the Securities and Exchange Commission (the "SEC") covering the public resale of up to 779,436 shares of common stock, par value $0.0001 per share, of the Company (the "Common Stock") (including 334,044 shares of Common Stock underlying warrants) previously issued to the investors from the private placement occurred on February 2014 (the "February 2014 Private Placement") (see also Note 4a). The Third Registration Statement was declared effective on June 3, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

d.	On May 1, 2014, the Company announced the receipt of a U.S Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port.

e.	On June 17, 2014, the Company held its 2014 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company's Certificate of Incorporation (the "COI") to increase the number of authorized shares of Common Stock from 45,000,000 to 80,000,000; to amend the Company's 2012 Equity Incentive Plan (the "2012 Plan") to increase the number of Common Stock authorized for issuance under the 2012 Plan by 500,000 shares from 1,000,000 to 1,500,000 (see also Note 4d) and to approve the amendment to the COI to effect a reverse stock split of the Common Stock at a ratio of between one-for-two and one-for-five with such ratio to be determined at the sole discretion of the Company's Board of Directors (the "Reverse Split") and with such Reverse Split to be effected at such time and date, if at all, as determined by the Board of Directors of the Company in its sole discretion.

On September 18, 2014, the Company's Board of Directors approved the Reverse Split at a ratio of one for five. Such Reverse Split was implemented on October 6, 2014. The amount of authorized Common Stock as well as the par value for the Common Stock was not affected. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share (an additional 98 shares were issued during October 2014 to account for such rounding).

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

f.	On April 28, 2014 the Company received a national approval and regional reimbursement for the Dario™ in Italy.

g.	On June 25, 2014 the Company received a reimbursement status for strips and lancets to be utilized together with the Dario™, effective September 1, 2014 in England, Wales, Scotland and Northern Ireland.

h.	On July 2014, the Company received an approval from Israel's Ministry of Health to sell the Dario™ for diabetes in Israel as well as released the Dario™ App for Android smartphone users in select soft launch markets, including the United Kingdom and New Zealand.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 2013 are applied consistently in these financial statements except:

a.	In June 2014 the FASB issued Update No. 2014-10 Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of comprehensive loss, cash flows, and stockholder deficiency, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective prospectively for reporting periods beginning after December 15, 2014 early adoption is permitted. Although the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Act of 2012, since early adoption is permitted the Company chose to early adopt the update for June 30, 2014 consolidated financial statement.

b.	In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers" which supersedes the revenue recognition requirements in "Revenue Recognition"(Topic 605), and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

c.	Series A Preferred Stock:

The Company classifies the Series A Preferred Stock (as defined in Note 4b) outside of Stockholders' deficiency because certain features of the Company's COI would require redemption of some or all of the Series A Preferred Stock upon events not solely within the control of the Company.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2014, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2014, the Company's consolidated results of operations and the Company's consolidated cash flows for the nine and three months ended September 30, 2014. Results for the nine and three months periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

NOTE 4:-	STOCKHOLDERS' DEFICIENCY

a.	On February 18, 2014, the Company consummated the February 2014 Private Placement with institutional and other accredited investors (the "February 2014 Investors"), pursuant to which the Company issued units comprised of an aggregate of (i) 445,392 shares of common stock (the "February 2014 Shares") and (ii) warrants initially exercisable to purchase an aggregate of 334,044 shares of Common Stock (the "February 2014 Warrants"). The price per unit issued in this offering was $9.40, yielding proceeds of approximately $3,754 net of issuance costs.

The placement agent in the February 2014 Private Placement received in addition to cash fees, the right to receive 28,977 warrants to purchase Common Stock of the Company having the same terms and conditions as the February 2014 Warrants.

Pursuant to the terms of the February 2014 Private Placement, the Company was required to issue additional shares of Common Stock (the "Adjustment Shares") to the February 2014 Investors at a specified time in the event that the price per share of Common Stock issued in the February 2014 Private Placement was greater than the price per share of the Common Stock, calculated as 90% of the average of the ten lowest weighted average prices of the Common Stock during the twenty trading day period starting immediately following the earlier of the date on which the February 2014 Shares, shares of Common Stock underlying the February 2014 Warrants and Adjustment Shares were registered for resale with the SEC or were able to be sold without restriction under Rule 144 under the Securities Act (the "Reset Price"); provided, that, subject to the terms and conditions of the February 2014 Private Placement, the Company was required to issue further additional shares of Common Stock at one or more additional specified times if the shares of Common Stock issued in the February 2014 Private Placement were not freely tradable for certain specified minimum periods.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS' DEFICIENCY (Cont.)

The February 2014 Warrants were immediately exercisable at an exercise price of $11.75 per share and expire five years after the date that the shares of Common Stock underlying such warrants have been registered for resale with the SEC or are able to be sold without restriction under Rule 144 under the Securities Act. The February 2014 Warrants were subject to adjustment under certain circumstances, including "full ratchet" anti-dilution protection upon the issuance of any Common Stock (including the Adjustment Shares), securities convertible into Common Stock, or certain other issuances at a price below the then-existing exercise price, with certain exceptions. In addition, upon certain changes in control events, the holders of the warrants were granted the right to receive, subject to certain limitations and assumptions, cash equal to the Black-Scholes value of the outstanding warrants.

Based on the aforementioned terms the February 2014 Warrants have been accounted for as liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40").

In connection with the February 2014 Private Placement, the Company also entered into a Registration Rights Agreement (the "RRA") with the February 2014 Investors. Pursuant to the terms of the RRA, the Company granted to the February 2014 Investors certain registration rights related to the February 2014 Shares, Warrants and the Adjustment Shares issued and issuable in this private placement. According to the RRA, the Company was required to file a registration statement for the resale of the Shares, Common Stock underlying the February 2014 Warrants and Adjustment Shares within 30 days following the closing date of the February 2014 Private Placement and to use its reasonable best efforts to cause such registration statement to be declared effective within 60 days following the closing date (or 120 days following the closing date if the SEC reviewed the registration statement). The Company was subject to potential liquidated damages to each February 2014 Investor of up to nine percent (the "Registration Fee") of the pro-rata purchase price of the Shares for failure to meet its registration obligations under the RRA.

Following the effectiveness of the Company's Third Registration Statement on June 3, 2014 (see also Note 1c), and in accordance with the terms of the February 2014 Private Placement, on July 2, 2014 the Company issued 496,884 Adjustments Shares based on a reset price of $4.45 to the February 2014 Investors. In addition, the exercise price for the investors and placement agent warrants of the February 2014 Private Placement was adjusted to $4.45 and additional 549,338 and 47,653 warrants became eligible for issuance upon exercise of such warrants, respectively.

On August 15, 2014, the Company entered into a separate amendment and exchange agreements with the February 2014 Investors (each, an "Exchange Agreement") pursuant to which certain terms of the original investment agreements were eliminated and all of the aforesaid warrants were exchanged and terminated in consideration of the issuance on August 22, 2014 of an aggregate of 10,806,190 shares of Common Stock pursuant to the formula described in the Exchange Agreement.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS' DEFICIENCY (Cont.)

On September 22, 2014 and following to such Exchange Agreement, the Company entered into an agreement with the placement agent of the February 2014 Private Placement to terminate its right to receive warrants in exchange for 151,325 shares of Common Stock pursuant to the same formula as described in the Exchange Agreement. Such Common Stock were issued to the placement agent on October 7, 2014.

The exchange to the February 2014 Investors and placement agent is considered as a modification of the terms of the February 2014 Private Placement. The incremental value that was generated from the aforementioned exchanged warrants (including other eliminated rights) and the fair value of new shares of Common Stock that were issued, amounted to $3,403 and was allocated to the exchanged warrants and eliminated reset feature based on their relative fair value which was determined by the Company's management by assistance of third party appraiser. Therefore, $279 out of the above amount was allocated to the eliminated reset feature and was accounted for as deemed dividend in the Statement of Changes in Shareholders’ Deficiency. The remaining amount of $3,124 was allocated to the exchanged warrants and was recorded as part of the finance expenses in the consolidated statement of comprehensive loss.

b.	On September 23, 2014, the Company entered into and closed the transactions contemplated by a definitive Securities Purchase Agreement (the "September 2014 Private Placement") with institutional and accredited investors (the "September 2014 Investors") pursuant to which the Company raised approximately $4,100 in net proceeds by issuance of aggregate 42,350 units which consist of 42,350 shares of newly designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") which are convertible into 10,683,662 Common Stock and 5,341,834 warrants to purchase shares of Common Stock with an exercise price of $0.48 per share.

The warrants issued in the September 2014 Private Placement are exercisable immediately upon issuance and may be exercised at any time prior to September 23, 2018. They also are eligible for "cashless exercise" only if the underlying shares of Common Stock are not registered for resale. If the Company fails to timely deliver registered shares of Common Stock to the September 2014 Investors upon exercise, it would be subject to certain "buy in" and liquidated damages penalties and therefore these warrants are classified as a liability according to the provisions of ASC 815-40.

The Series A Preferred Stock have certain rights and privileges among others, a liquidation preference which might be applied in certain deemed liquidation events such as changes in control of the Company and therefore are classified out of the Company's equity, as mezzanine according to the provisions of ASC 480-10-S99 "Distinguishing Liabilities from Equity".

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS' DEFICIENCY (Cont.)

In addition, based on the fair value of each Series A Preferred Stock and Common stock as of September 23, 2014 and subject to the conversion right pursuant to which each Series A Preferred Stock shall be converted into shares of Common Stock at a ratio of 1 to 252 at any time by election of the September 2014 Investors, the Company has measured a beneficial conversion feature in a total amount of $2,977 which was accounted as deemed dividend and was recorded as additional mezzanine during the nine and three months period ended September 30, 2014.

The Company is obligated to file a registration statement registering all of such Common Stock underlying the above warrants and Series A Preferred Stock (the "Registrable shares") within 30 days following the closing date of the September 2014 Private Placement and cause such registration statement to become effective within 60 days (or 120 days following the closing date if the SEC determines to review the registration statement) after such filing and ensure that after the applicable effective dates, all the Registrable Shares are able to be sold (whether pursuant to a registration statement or otherwise). Failure to comply with any one of these registration requirements (subject to applicable grace periods) triggers certain liquidated damages payable by the Company to each of the September 2014 Investors.

Subsequent to the balance sheet date, on October 15, 2014, the Company filed a registration statement covering the public resale of up to 10,683,662 shares of Common Stock underlying the Series A Preferred Stock and 5,341,834 shares of Common Stock underlying warrants, sold in the September 2014 Private Placement (the "Fourth Registration Statement"). Such registration statement was declared effective on October 30, 2014.

c.	The Exchange Agreement and the September 2014 Private Placement triggered the anti-dilution mechanism of the warrants issued in the Company’s private placement which closed in March 2012 (the "2011-2012 Private Placement") by adjusting the current exercise price of the warrants for the investors and placement agent from $6.50 to $1.23 and additional 2,297,624 and 437,537 shares became subject to such warrants, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with a current exercise price of $5.00 was adjusted to $1.00 and additional 338,099 warrants were issued (see also Note 5a).

d.	Stock-based compensation:

On June 17, 2014, the Company’s majority stockholders (with the prior recommendation and approval of the Board of Directors) approved an increase in the size of the 2012 Plan from 1,000,000 shares of Common Stock to 1,500,000 shares of Common Stock.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	STOCKHOLDERS' DEFICIENCY (Cont.)

On July 7, 2014, the Company's Board of Directors approved the grant of 220,000 and 79,000 options to employees and non-employees, respectively, at an exercise price of $4.90 per share. Such options shall vest in 8 quarterly instalments over a period of 2 years commencing the above date. The options have a cashless exercise feature and a ten years contractual term, unless otherwise approved by the Compensation Committee of the Board of Directors, and shall be issued under the 2012 Plan.

In addition on the same date, the Board of Directors approved a one-time grant of fully-vested 30,000 options to a new non-employee director. These options have an exercise price of $4.90, have a cashless exercise feature and a ten years contractual term. The non-employee director options were not issued under the Company’s 2012 Equity Incentive Plan and shall be deemed to have been issued under an "employee benefit plan" as defined in Rule 405 promulgated under the Securities Act.

As of September, 30, 2014, 374,900 options to purchase Common Stock are available for future grants under the 2012 Plan to employees, advisors, consultants and service providers of the Company or Ltd.

The total compensation cost related to all of the Company's equity-based awards, recognized during the period of nine and three months ended September 30, 2014 was comprised as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
	Unaudited

Ramp up of manufacturing costs	$(1)	$35
Research and development	62	342
Sales and marketing	11	17
General and administrative	251	1,128

	$323	$1,522

As of September 30, 2014, the total amount of unrecognized stock-based compensation expenses was approximately $894 which will be recognized over a weighted average period of 0.75 years.

e.	During the nine months ended September 30, 2014, proceeds from warrants and options exercise amounted to $343 and $7 following the issuance of 68,524 and 74,500 Common Stock, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following financial instruments are being accounted for as a liability:

a.	On March 30, 2012, the Company consummated the 2011-2012 Private Placement pursuant to which the investors purchased an aggregate of 492,200 shares of Common Stock and warrants to purchase 492,200 shares of Common Stock at the exercise price of $7.50 for total consideration of $2,461.

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 96,440 shares of Common Stock at the exercise price of $5.00 per share and (ii) 96,440 shares of Common Stock at the exercise price of $7.50 per share.

Subsequent to the issuance of the 2011-2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $7.50 to $1.23 and additional 2,371,827 and 452,028 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with an original exercise price of $5.00 was adjusted to $1.00 and additional 338,099 warrants were issued.

b.	On February 18, 2014, the Company consummated the February 2014 Private Placement (see Note 4a).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS (Cont.)

c.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see Note 4c).

The warrants of 2011-2012 Private Placement and February 2014 Private Placement contain non-standard anti-dilution protection provisions and the warrants of September 2014 Private Placement contain certain “buy in” and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40. The Company measures the above mentioned warrants by using the Binomial option-pricing model in each reporting period until the warrants are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss as financial income or expense.

In estimating the warrants’ fair value, the Company used the following assumptions:

Investors’ warrants in 2011-2012 Private Placement:

	September 30, 2014	December 31, 2013

Risk-free interest rate (1)	0.62%	0.70%
Expected volatility (2)	52.31%	52.09%
Expected life (in years) (3)	2.08	2.82
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.40	$3.70

Placement agent's warrants 2011-2012 Private Placement:

	September 30, 2014	December 31, 2013

Risk-free interest rate (1)	0.36%	0.50%
Expected volatility (2)	49.55%	50.91%
Expected life (in years) (3)	1.52	2.25
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.30-0.35	$3.35-4.15

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS (Cont.)

Investors and placement agent's warrants in February 2014 Private Placement:

	August 15, 2014	Issuance date

Risk-free interest rate (1)	1.48%	1.63%
Expected volatility (2)	51.21%	61.49%
Expected life (in years) (3)	4.8	5.20
Expected dividend yield (4)	0%	0%

Fair value per warrant	$1.10	$8.90

Investors' warrants in September 2014 Private Placement:

	September 30, 2014	Issuance date

Risk-free interest rate (1)	1.42%	1.42%
Expected volatility (2)	48.85%	48.75%
Expected life (in years) (3)	3.98	4.0
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.30	$0.25

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	FAIR VALUE MEASURMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement, the February 2014 Private Placement and September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2014:

Fair value of liability related to warrants

Balance at December 31, 2013	$2,696
Fair value of warrants to investors and placement agent in the February 2014 Private Placement	3,230
Exchange of the warrants from issuance of Common Stock in the February 2014 Private Placement (Note 4a)	(1,056)
Fair value of warrants to investors and placement agent in the September 2014 Private Placement (Note 4b)	1,336
Change in fair value of warrants during the period	(3,144)
Exercise of warrants (*)	(9)

Balance at September 30, 2014 (unaudited)	$3,053

(*)      During the nine month period ended September 30, 2014, the placement agent exercised 1,824 warrants for a total amount of 1,824 shares of Common Stock of the Company, respectively.

As of September 30, 2014, there were outstanding warrants to purchase 9,141,163 shares of Common Stock from the above issuances which were recorded as a liability.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	Unaudited

Payroll, office and related	$194	$374	$754	$908
Legal and professional fees	335	423	788	892
Stock-based compensation	251	569	1,128	1,927
Issuance of Common Stock and warrants to service provider	-	-	-	1,011
Other	121	31	377	79

Total General and administrative	$901	$1,397	$3,047	$4,817

b.	Financial expenses (income), net:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	Unaudited

Bank charges	$6	$5	$13	$19
Foreign currency adjustments losses	2	36	11	64
Issuance cost related to warrants to investors and service provider	44	-	533	-
Consideration granted to the February 2014 Investors from Exchange Agreement	3,124	-	3,124	-
Revaluation of warrants	(2,606)	192	(3,144)	3,992

Total Financial expenses (income), net	$570	$233	$537	$4,075

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

c.	Net loss per share:

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	Unaudited

Numerator:

Numerator for basic net loss per share	$6,333	$3,471	$12,571	$13,985

Effect of dilutive securities:
Warrants issued to investors and placement agent	-	-	1,236	-

Numerator for dilutive net loss per share	$6,333	$3,471	$13,807	$13,985

Denominator:

Denominator for basic net loss per share - weighted average number of Common Stock	9,610,160	3,994,481	6,179,981	3,551,559

Effect of dilutive securities:
Warrants issued to investors and placement agent	-	-	14,437	-

Denominator for diluted net loss per share - adjusted weighted average number of Common Stock	9,610,160	3,994,481	6,194,418	3,551,559

NOTE 7:-	SUBSEQUENT EVENTS

On October 15, 2014, the Company filed the Fourth the Registration Statement (See Note 4b). Such registration statement was declared effective on October 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following financial data in this narrative are expressed in thousands, except for stock and stock data.

On October 6, 2014, we affected a 1-for-5 reverse stock split of our outstanding common stock, which we refer to herein as the "reverse split". Our authorized common stock and the par value of our common stock were not impacted by the reverse split. References in this Quarterly Report to our capitalization and other matters pertaining to our common stock relate to our capitalization and common stock after giving effect to the reverse split.

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

Overview

We are a mobile health (mHealth) company developing and commercializing patented technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. We were formed in August 2011 as a Delaware corporation.

Our initial product is Dario™, a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device (which we call our Dario™ Smart Meter) that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose (which we refer to as SMBG) products. Dario™ is a comprehensive system incorporating patented technology that combines a cutting edge software application and cloud-based data services with a novel all-in-one Dario™ Smart Meter consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We are currently pursing regulatory approval for Dario™ in the United States and are expecting to receive clearance from the U.S. Food and Drug Administration on our 510(k) application by mid 2015.

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

We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales we believe that we will have sufficient resources to continue our activity only into March 2015. This includes a small amount of anticipated initial inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

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

While all the accounting policies impact the financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statement include warrants liability, stock-based compensation, accounting for production equipment and its related useful life.

Revenue recognition

We will derive revenues from the sale of our device-specific disposables test strip cartridges, lancets and, in a small number of select jurisdictions, sales of Dario™ Smart Meters through distributers. The Dario™ software application is offered for a free download and we do not have a recurring hosting commitment with our end users relating specifically to the application.

Revenues from product sales are recognized in accordance with ASC 605-10 "Revenue Recognition", when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. The Company generally does not grant a right of return. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products delivered, the existing contractual arrangements and the distributor’s consistency of payments. When evaluating collectability, we consider whether we have sufficient history to reliably estimate the distributor's payment patterns.

Through September 30, 2014, product sales to distributors are only recognized as revenue upon receipt of payment. We will continue to do so until we will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

Warrant liability

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Binomial model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in part of the warrants and the "buy in" rights contained in other warrants, we classified them as liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. The anti-dilution protection for warrants with anti-dilution protection was valued by calculating a put option. The value of these warrants was calculated using the call option value in addition with the put option value, which reflects the anti-dilution protection, multiplied by the probability that a down round will occur. The value of warrants which includes certain "buy in" and liquidated damages penalties and do not include anti-dilution provision was calculated using a call option value.

Fair value for each reporting period was calculated based on the following assumptions:

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.
(3)	Expected life - the expected life was based on the expiration date of the warrants.
(4)	Expected dividend yield - the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future and therefore was measured as 0%.

Exercised warrants are being measured at fair value as of their exercise date and subsequently reclassified from liability to additional paid in capital. Our net loss for the nine months ended September 30, 2014 and 2013 included finance expenses (income) in the amount of ($3,144) and $3,992, respectively, with connection to the above-mentioned warrants.

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

Our net loss for the nine months ended September 30, 2014 includes stock-based compensation costs, with respect to options granted to employees and directors of our company, in the amount of $1,332 as compared to $2,456 for the nine months period ended September 30, 2013. The decrease from 2014 to 2013 is mainly due to decrease in our Common Stock market value which resulted in fair value decrease of new awards granted during the third quarter of 2014.

We apply ASC 718 and ASC 505-50 “Equity-Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

In connection with options granted to non-employees for services received for the nine month period ended September 30, 2014 and 2013, and our determination of the fair value of our common shares, we have recorded stock-based compensation expense of $190 and $137, respectively, which represent the fair value of non-employee options grants. Increase from 2014 to 2013 was mainly driven due to options granted to our scientific advisory board during the second quarter of 2014.

Production Equipment

Capitalization of Costs. We capitalize direct incremental costs of third party manufacturers related to our production equipment. We cease construction cost capitalization relating to our production equipment once it is ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and / or improve the performance of the production equipment are capitalized.

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

Results of Operations

Three and Nine months ended September 30, 2014 and 2013 (in thousands)

Revenues

We commenced our initial “soft” commercial launch of the Dario™ Smart Meter in late March 2014 with first shipments occurring during April 2014. In connection with our sales activities during the three and nine month ended September 30, 2014, we made initial shipments of Dario™ Smart Meters and test strip cartridges to our distribution partners amounting to approximately $66 and $113, respectively. In accordance with US GAAP, we did not recognize revenues from such activities. We expect to recognize our initial revenues, which we expect will be comprised of recurring orders of test strip cartridges, lancets and, in a small number of select jurisdictions, sales of Dario™ Smart Meters, during the fourth quarter of 2014 upon receipt of payment.

Ramp up of manufacturing costs

During the period of three and nine month ended September 30, 2014 we recorded costs related to ramp up of manufacturing costs in the amount of $585 and $1,611, respectively. No ramp up of manufacturing costs was recorded during the same periods in 2013. The increase is due to the commencement of our initial commercial sales efforts during March 2014, with first shipments occurring during April 2014.

Ramp up of manufacturing costs consists mainly of depreciation costs relating to our production equipment, payroll expenses to employees involved in production activities and inventory write-offs provided to cover market prices lower than cost as well as obsolete items.

Research and development expenses

Our research and development expenses decreased to $769 for the third quarter of 2014 from $1,078 for the third quarter of 2013. Research and development expenses increased to $3,209 for the first nine months of 2014 from $3,169 for the first nine months of 2013. The decrease in the third quarter of 2014 was mainly due to decrease in product engineering and software development expenses due to the increased focus in production as well as sales and marketing efforts with relation to our commencement of initial commercial sales, offset by increase in number of employees in regulation and product development teams with connection to our product localization efforts and related regulation requirements in different jurisdictions.

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

Marketing and pre-production costs

Our marketing and pre-production costs decreased to $252 for the third quarter of 2014 from $763 for the third quarter of 2013. Marketing and pre-production costs decreased to $911 for the first nine months of 2014 from $1,924 for the first nine months of 2013. This decrease is mainly due to pre-production costs which were recorded during 2013. During 2014, we began to ramp up manufacturing and commenced initial shipments to distributors and therefore did not record any more pre-production costs.

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

General and administrative expenses

Our general and administrative costs decreased to $901 for the third quarter of 2014 from $1,397 for the third quarter of 2013. General and administrative costs decreased to $3,047 for the first nine months of 2014 from $4,817 for the first nine months of 2013. This decrease was driven by cost reduction efforts, including a decrease in management compensation, overhead costs and outsourcing consulting expenses, as well as decrease in option compensation driven from decrease in our common stock market value which resulted in fair value decrease of new awards granted during the third quarter of 2014.

Our general and administrative expenses consist mainly of payroll expenses for management and employees, accounting and legal fees, expenses related to investor relations, as well as our office expenses.

Finance expenses, net

Our finance expenses, net for the third quarter of 2014 were $570 compared to $233 for the same period in 2013 or $537 for the first nine months of 2014 compared to $4,075 for the same period in 2013. Finance expenses includes mainly the results of revaluation of warrants to investors and a service providers, that are recorded as liability and presented at fair value each reporting period, issuance cost related to warrants to investors and such service provider as well as consideration granted to investors from our February 2014 Private Placement, as described below.

Net loss

Net loss for the three and nine months periods ended September 30, 2014 was $6,333 and $12,571, respectively. Net loss for the three and nine months periods ended September 30, 2013 was $3,471 and $13,985, respectively. The decrease from the nine month period ended September 30, 2014 was mainly due to income from revaluation of warrants to investors and former placement agents as described above of (3,144) versus expenses from such revaluation during 2013 amounted to $3,992 as well as decrease in operating loss. This was offset by deemed dividend expenses derived from our Series A Preferred Stock issued on September 23, 2014 (which included a beneficial conversion feature amounting to $2,977), a deemed dividend of $279 derived from the issuance of additional common stock to current investors from the February 2014 Private Placement with relation to a warrant exchange transaction which closed in September 2014, and $3,124 of finance expenses derived from the cancelation of warrants in such transaction.

Plan of Operation

We commenced a commercial launch of the free DarioTM app in selected jurisdictions in late 2013 and commenced an initial soft launch of the full DarioTM solution (including the software and the Smart Meter) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy. Over time, we expect to add additional features and functionality in making DarioTM the new standard of care in diabetes data management.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology.

For the remainder of 2014, we expect to continue with the soft launch of DarioTM, expanding the soft launch to other jurisdictions, and to prepare for our longer-term roll-out of DarioTM. In support of these goals, we will utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to DarioTM software, Smart Meters and test strips;

•

continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the DarioTM solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters (including work on the regulatory approval of DarioTM in the U.S.);

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

As of September 30, 2014 we had $4,170 in cash and cash equivalents. During the nine months ended September 30, 2014, we raised net proceeds in an aggregate of approximately $8,200 through private placement transactions and the exercise of outstanding warrants. We may receive funds from the exercise of other outstanding warrants in the future, but there is a risk that such warrants will not be exercised.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into March 2015. This includes a small amount of anticipated initial revenues from sales of Dario™ through distribution partners. However, if we are not unable to scale up our commercial launch Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources, we may be unable to continue activities beyond that time, absent a material alternations in our business plans.

Readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur during the remainder of 2014 or in 2015, we will need to seek additional capital to fund (i) our manufacturing, marketing, distribution and other commercial efforts with Dario™, (ii) our efforts to obtain regulatory approvals necessary to be able to commercially launch Dario™ in new jurisdictions, and (iii) general working capital. Such funding may be unavailable to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only into March 2015.

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

Funding from any source may be unavailable to us on acceptable terms, or at all, particularly due to certain offering participation rights afforded to investors in a private placement which closed in February 2014 as well as preemptive rights held by the lead investor in a private placement which closed in September 2014. If we do not have sufficient capital to fund our operations and expenses, we may not be able to achieve or maintain competitiveness, which could lead to the failure of our business and the loss of your investment.

Shares eligible for future sale may adversely affect the market for our common stock.

We have a material number of shares of common stock underlying outstanding warrants and options of our company as well as underlying the shares of our Series A Convertible Preferred Stock issued in a private placement which closed in September 2014, the future sale of which could depress the price of our publicly-traded stock. As of the date of September 30, 2014: (i) 1,377,500 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $6.81 per share; (ii) 9,922,025 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $2.09 per share and (iii) 10,683,662 shares of common stock are issuable upon the conversion of our Series A Convertible Preferred Stock. If and when these securities are exercised or converted into shares of our common stock, our shares outstanding will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, which we refer to herein as the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale report may have a material adverse effect on the market price of our securities.

The right of the investors in our February 2014 private placement and the lead investor in our September 2014 private placement to participate in future financings of ours could impair our ability to raise capital.

Under the securities purchase agreement with the investors in our February 2014 private placement, as amended, for a period ending on February 12, 2016, in the event that we seek to raise money through the offer and sale of debt or equity securities, we must first offer such investors a right to participate in at least 35% of the securities we propose to offer in such funding. In addition, under the securities purchase agreement with the investors in our September 2014 private placement, an affiliate of David Edery, the lead investor in such private placement, holds preemptive rights until September 23, 2016 allowing such investor to participate in future financings of our company in an amount necessary to maintain its fully-diluted percentage interest in our company. The existence of such right of participation or preemptive rights, or the exercise of such rights, may in the deter potential investors from providing us needed financing, or may deter investment banks from working with, which would have a material adverse effect on our ability to finance our company which, in turn, could lead to our inability to continue our business.

Dicilyon Consulting and Investment Ltd., an affiliate of investor David Edery, has the right to appoint up to three members of our Board of Directors, which affords such investor the potential for control over our business.

Dicilyon Consulting and Investment Ltd., an affiliate of investor David Edery (who was the lead investor in our September 2014 private placement), has the right, for so long as such investor holds 25%, 15% and 10% of our outstanding shares of common stock, such investor shall have the right to appoint, respectively, three, two or one member of our seven person Board of Directors. Mr. Edery is the sole shareholder of Dicilyon Consulting and Investment Ltd. To date, such investor has appointed one member of our Board of Directors (Rami Yehudiha), and to fully enforce such right, such investor has the right to cause up to two members of our current Board of Directors to resign and to fill the resulting vacancies with appointees of its choice. As a result, such investor has significant influence over the composition of our Board of Directors which, in turn, affords such investor the potential for material control over our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2014	LabStyle Innovations Corp.

By: /s/ Erez Raphael
Name: Erez Raphael
Title: President and Chief Executive Officer

By: /s/ Gadi Levin
Name: Gadi Levin
Title: Chief Financial Officer, Secretary and Treasurer

