Form 10-K
period 2014-12-31
LabStyle Innovations Corp.
filed 2015-03-24
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $23,013,889.

As of March 23, 2015, the registrant had outstanding 27,917,267 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our lack of operating history;

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our ability to manufacture, market and generate sales of our Dario™ diabetes management solution;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the FDA or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

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

Overview

We are a mobile health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. Our first product, Dario™, is a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario™ Smart Meter. We were formed on August 11, 2011 as a Delaware corporation. Our principal operating subsidiary, Labstyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel.

We are initially applying our technology to address the estimated $12 billion worldwide market for diabetic self-monitoring of blood glucose (known as SMBG) market. Diabetes is a disease where insufficient levels, or a total absence, of the hormone insulin produces high levels of glucose in the bloodstream, which can lead to long term adverse effects on a patient’s blood vessels, which in turn can lead to heart attack, stroke, high blood pressure, blindness, kidney disease and nerve damage. As part of controlling blood sugar, many patients must self-monitor their blood glucose levels using home testing kits (called glucose meters) and treat high and low blood sugar episodes accordingly to avoid the complications from the disease.

Dario™ is a comprehensive system incorporating patented and proprietary technology that combines a cutting edge software application (commonly known as an “app”) and cloud-based data services with a novel, all-in-one SMBG device (the Dario™ Smart Meter) consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smart mobile device-driven glucose reader adaptor. Roughly the size of a pack of gum, we believe that the Dario™ Smart Meter has the potential to replace standalone glucose meters and their kits (lancing, lancets and strips vials) which are the current market standard, most of which have the necessary testing components separated from one another in what we believe is a cumbersome design. Moreover, all but a few glucose meters lack an interface with a smart mobile device, and none presently have the software applications associated with Dario™, each of which we believe will distinguish Dario™ as an alternative in the marketplace.

We also expect Dario™ to be the first social network-powered diabetes management system, with communities of users learning to appreciate and sharing its attributes and benefits. More broadly, our goal is for the Dario™ application to become the centerpiece in a new era of interconnected devices and services that provide healthier and better life for diabetic patients worldwide. Dario™ is designed to be a software driven, comprehensive data-management system with sophisticated insight and analytical tools constantly attuned to each individual patient and designed to enable integration with various devices, including most notably the modern, user-friendly Dario™ Smart Meter.

Our patented and proprietary technology (incorporated into Dario™) provides a novel body-fluid testing apparatus for performing metered measurement of samples utilizing: (i) a lancing device to obtain a test sample (blood in the case of Dario™); and (ii) an adaptor specifically designed to connect a strip devised to absorb the sample, which then produces an electric signal indicating the level of the substance tested for in the sample.  The adaptor is then connected to a smart mobile device via the headphone jack, which allows the test signal to be transmitted to the smart mobile device, which will then utilize our software application to obtain and display the test result on the device.  This is coupled with a set of software features available via a smart mobile device application as well as cloud-based services.  We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. We believe this represents critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark (which incorporated positive data from clinical user performance studies undertaken in Israel) allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. With CE mark certification in hand, we accelerated our efforts to prepare and file with the U.S. Food and Drug Administration (or FDA) a Premarket Notification Application (known as a 510(k) application) for marketing of Dario™ in the United States, and on January 7, 2014, we announced the filing of our 510(k) application with the FDA for the Dario™ blood glucose monitoring system. We have received comments from the FDA on our submission during the third quarter of 2014. Following these comments, we have performed a clinical trial and other activities in order to respond to all FDA comments and on March 24, 2015, we announced the resubmission of our 510(k) application. We hope to receive FDA clearance of our 510(k) during 2015. We are also actively investigating regulatory clearance pathways for Dario™ in Asia and South America.

On December 12, 2013, we commenced our worldwide roll-out of the Dario™ iOS mobile application with our market launch of the Dario™ iOS mobile application in the United Kingdom, Australia and New Zealand. The Dario™ application has been approved for free download by Apple and with its launch is presently available as a free download to European iPhone and other iOS devices users. As a result of this launch, customers in Europe are able to experience some of the novel functionality of the Dario™ application even without using the Dario™ Smart Meter itself. The launch of the Dario™ application was followed by the initial “soft launch” of Dario™ Smart Meters in late March 2014 in targeted jurisdictions aimed at building a user base of potential Dario™ customers and generating initial orders for Dario™. In July 2014, we announced the launch of the Dario™ mobile application for Android devices. For our sales and marketing efforts, we have engaged distribution partners in the United Kingdom, Italy, Australia, New Zealand, Canada, Panama, Costa Rica and the Netherlands, and we are actively seeking distribution partners in other territories. In addition, we are marketing in selected markets through our internally developed digital marketing channels and techniques, and we have commenced direct sales in Israel through our own developed e-commerce website. We intend on applying this direct sales, e-commerce sales model to additional markets. In January 2015, we signed an agreement with Israel's leading healthcare HMO; Maccabi Healthcare to implement our comprehensive Dario™ digital suite for patients and professionals remote proactive care.

In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario™ Smart Meter in Italy, making 600,000 Italians eligible for reimbursement coverage. In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. In December 2014, we were granted reimbursement status for the Dario™ test strips in Australia. We are actively pursuing reimbursement coverage in other jurisdictions.

We expect to continue the initial soft launch of the full Dario™ solution (including the software and the Dario™ Smart Meter) for iPhones and other iOS devices as well as Android devices in Europe during 2015. Over time, we expect to add additional features and functionality in making Dario™ the new standard of care in diabetes data management.

Currently, we use third-party contract manufactures for the Dario™ Smart Meter, the cartridges and test strips and other relevant components in place, and we are preparing to scale-up manufacturing in a manner necessary to support our roll-out. We may also seek alternative manufacturing solutions as our commercial needs evolve.

Although we are initially targeting only the large and growing SMBG market, we believe our invention has the potential to cover dozens of laboratory tests of bodily fluids (including blood, urine and saliva) that could potentially be undertaken using a smart mobile device, including blood coagulation, cholesterol, HIV and others.

On June 18, 2014, we filed a certificate of amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 45,000,000 to 80,000,000. On October 6, 2014, we filed a certificate of amendment to our certificate of incorporation to effect a reverse stock split of our outstanding shares of common stock at a ratio of one-for-five. The reverse stock split reduced the number of issued and outstanding shares of our common stock from approximately 79.5 million shares pre-reverse stock split to approximately 15.9 million shares post-reverse stock split.  Unless otherwise specifically stated, all share number references in this Report take into effect such reverse stock split.

Our Technology

We have worked since the first half of 2010 to develop our principal technology, for which broad patent protection, with a combination of two U.S. provisional patent applications and our International PCT patent application, was applied for in 2011.  We have converted the PCT into national phase applications in the jurisdictions in which we are targeting the commercial launch of Dario™.  As such, corresponding national applications were filed in November 2012 in the U.S., Europe, Israel, Brazil, China, Australia, India, South Africa and Germany.  On May 1, 2014 we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. This patent was issued in August 2014. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts. We have also filed many other patent applications related to the Dario™ Smart Meter and software application.

By using smart mobile devices (which are used by millions of people around the world) as the heart of the test device, we believe that patients will more readily perform on-the-go testing, leading to increased usage and better healthcare management.  In addition, the integration with the smart mobile device enables the data to be seamlessly integrated into a comprehensive data management program which incorporates features such as a results and trends log, community and alert features and personalized lifestyle change recommendations. In short, Dario™ will epitomize our product motto –“Thriving with diabetes”.

Our Initial Product – Dario™

We believe that the diabetic SMBG market presents the most attractive initial application for our proprietary technology as there are millions of potential diabetic users of a smart mobile device-enabled glucose monitoring technology.  As such, our first product, Dario™, will seek to revolutionize the way diabetic patients around the world manage their disease.

The full Dario™ diabetes management solution consists of our software application combined with the Dario™ Smart Meter.  Roughly the size of a pack of gum, the Dario™ Smart Meter is an all-in-one device that includes the glucose reader which is connected to a smart mobile device via the device audio jack, along with a lancing device (a reusable blood-sampling device, when loaded with a disposable lancet) and an integrated, disposable cartridge for test strips.  We believe that Dario™ has the potential to replace stand-alone glucose meters which are the current market standard, most of which have the necessary testing components separated from one another in what we believe is a cumbersome design.  Moreover, all but a few glucometers lack an interface with a smart mobile device, and none presently have the software applications and web-based services associated with Dario™, each of which we believe will distinguish Dario™ as an alternative in the marketplace.

Our revenues are derived from sales of Dario™’s components, including the Smart Meter itself, which is priced similarly to blood glucose monitors in the marketplace, and principally from the recurring sale of our disposable cartridges with 25 test strips.  Our customers receive access to our smart mobile device application, which incorporate tools to help diabetic patients manage their disease.  Importantly, our revenue model is driven by the fact that only our test strips, purchased through us and our partners, are able to be utilized with the Dario™ Smart Meter and software, so it is our expectation that we will be the sole source for Dario™ compatible test strips. In addition to Smart Meter and test strip related revenue, we anticipate to generate revenues in the future from our ability to offer Dario™’s subscribers additional products and services based on personalized recommendations, such as location-based, low-sugar food recommendations and the ability to send alerts to caregivers and family and friends.  It is our intention to generate and sustain revenue not only from the consumables but also from software licensing and added value services so that the data monetization revenue channel becomes a significant contributor to the company’s gross margin. We plan to monetize the comprehensive data that is collected in the Dario™ cloud as a result of various offerings such as a platform for diabetes related clinical trials.

We believe the following features of our Dario™ solution and the manner in which we plan to market and distribute the product will help position Dario™ to gain users and drive revenue growth:

●

Look and Feel.  While utilizing the same state of the art electro-chemical, blood-based measurement techniques as standard glucose monitors offers familiar usability, the Dario™ blood glucose monitor is easily integrated with the patient’s own smart mobile device that offers a distinctive look and feel.  Furthermore, unlike the market standards, the Dario™ Smart Meter has an integrated lancing device and disposable strip cartridge.  This eliminates the need for a separate glucose monitor, lancing device and strip vail and, we believe, will make Dario™ the Smart Meter among the smallest footprint in the market.

Furthermore, Dario™ has novel applications incorporating software tools to help diabetic patients manage their disease.

●	Large Market of Potential Users. Our reliance on diabetics within the massive smart mobile device market gives us an established potential user-base. The most recent publicly available reports from Nielsen indicate that in the U.S., smartphone usage continues to climb. More than three out of five (61%) mobile subscribers in the U.S. owned a smartphone during the most recent three-month period for which data is available (March-May 2013), up more than 10% since smartphones became the mobile majority in early 2012. In March 2012, 50% of mobile subscribers used smartphones, making up the majority for the first time. Moreover, according to Cisco Visual Networking Index, 2014, the percentage of people with diabetes who own a smartphone and will utilize apps to manage their condition is 1.2% or approximately 3.7 million people in 2014, growing to an anticipated 7.8%, or approximately 24 million people, by 2018, which would represent an increase of 650%. In many countries (including the U.S.), smart mobile devices are also typically subsidized by the cellular providers through discounted pricing associated with related plan subscriptions, enabling Dario™ to benefit from the extensive marketing by cellular companies of these devices. We believe that it is reasonable to assume that the percentage of smart mobile device users with diabetes mirrors that of the general population.

●	Marketing and Distribution. We primarily use distributions partners to market and sell Dario™ in Europe as well as in New Zealand, Australia and Canada and, if we secure regulatory clearance, in the U.S. In addition, we have successfully developed our own direct to consumer marketing channel to support our sales efforts. In Israel, we have developed a direct sales and marketing channel through e-commerce. Our direct to consumer, online distribution plan will continue to supplement our distributors’ efforts and enables a direct communication channel with the market and the diabetic community. This approach is also designed to effectively create brand awareness with a significantly reduced use of our capital resources versus the amounts required via the traditional, offline retail channels. In some additional jurisdictions, we may adopt a direct sales model in addition to utilizing local distributors.

●	“Expanding the Pie”. Our goal is to obtain significant market share using technological innovations and by expanding the total SMBG market size “pie” through offering a user-friendly diabetes management solution that utilizes an existing platform and installed potential user base (smart mobile devices and smart mobile device users, respectively). We will endeavor to emphasize the user friendly nature of Dario™ to expand the total SMBG market size by encouraging existing diabetes patients to test their glucose levels more frequently and by encouraging the “non-testing” population to adopt glucose monitoring.

●	Competitive Cost of Goods Sold. Based on our market research and discussions with our test strip manufacturer, we believe that our anticipated outsourced manufacturing cost of the test strips will be similar to our estimate of our competitors’ cost for existing single-use disposable strips. In addition, we believe the manufacturing costs of our Dario™ Smart Meter will be competitive with those of the leading glucose meters.

●	Opportunities for Commercialization Partnerships. Healthcare and pharmaceutical company entrants into the SMBG market (such as Perigo and Sanofi) are licensing and/or acquiring technologies, seeking differentiation, thereby providing us with opportunities for more rapid commercialization through partnerships. Therefore, we will explore the possibility of entering into commercialization agreements, including an upfront payment, supply agreement and royalty payments, with strategic partners.

Currently there are a few new market entrants in the SMBG space that are attempting to utilize computer or smart mobile device connectivity, including the Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, and iHealth Align.  We believe that none of these devices offer the integration of an all-in-one unit that includes a lancing device and strip cartridge as Dario™ does. We further believe that these competitors provide limited capabilities over their diabetes management apps as compared to the Dario™ application.

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

We also believe we will be able to support patients with pre-diabetes, also called metabolic syndrome.  Metabolic syndrome is a combination of medical disorders that increase the risk of developing cardiovascular disease and diabetes.  According to the National Institutes of Health, during the years 2009-2012, 37% of U.S. adults ages 20 years or older had pre-diabetes, with 51% of those ages 65 years or older, leading the NIH to estimate that approximately 86 million persons in the U.S. had pre-diabetes in 2012. This population is typically prescribed with periodic lab-based glucose level testing (which requires a doctor visit, significantly reducing the compliance level) and typically does not involve the utilization of self-monitoring glucose devices.

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

According to International Diabetes Foundation (IDF), approximately 382 million people worldwide were estimated to have diabetes in 2013. The greatest number are between 40 and 59 years old. If these trends continue, by 2035, some 592 million people, or almost one adult in 10, will have diabetes. In Europe, there were 56.3 million people with diabetes in 2013 according to IDF. There were approximately 29.1 million diabetics in the U.S. in 2012 according to the American Diabetes Association (ADA), or 9.3% of the population.  In the U.S., one in four adults have diabetes.  An additional 86 million U.S. adults had pre-diabetes in 2012, which puts them at high risk for developing Type 2 diabetes.  Approximately 138 million adult diabetics live in China and India, with approximately 12 million in Brazil and 10 million in Russia.

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

We believe that the increasing global adoption of mobile phones has created an opportunity for disruption in SMBG market. The Dario™ solution, which features a compact all-in-one Smart Meter coupled with iOS, Android and web-based apps, is intended to eliminate the need for separate glucose monitors, carb-calculators and cumbersome dependency on wired, computer-based logging tools.  Our intention is for Dario™ to not only deliver the best blood glucose monitoring experience, but also use the unique capabilities of mobile smart mobile devices to deliver better health outcomes.

With respect to the U.S. SMBG market, the principal barriers to entry (all of which we believe the features of Dario™ can overcome) can be summarized as follows:

●	Achieving significant product differentiation in the eyes of diabetes patients or insurance payers. We believe that Dario™ offers a novel design that is compatible with the usability of the current devices, yet offers a modern look and feel when compared to products in the marketplace. Marketing of the product directly to consumers will emphasize the product’s distinguishing attributes, without incurring the significant product introduction expenses typically incurred for the marketing of a standard glucose meter via traditional retail channels.

●	Costs. We anticipate that low manufacturing costs for the Dario™ dongle (the part of the Smart Meter that attaches to the phone jack) and the similarity to our competitors’ estimated cost of manufacturing the strips, when coupled with the direct-to-consumer marketing, creates the potential for providing us with a meaningful cost advantage versus most vendors of traditional glucose meters.

●

Difficulty obtaining shelf space at the pharmacy.  With many products on the market, a new entrant has to battle for visibility on the shelf.  Dario™ will limit this obstacle by emphasizing Internet based direct-to-consumer marketing and sales.

●	The challenge of influencing diabetes specialists to recommend another SMBG product to patients. We will seek to introduce and present Dario™ to the medical community through our participation in academic and professional conferences. Dario™ will mainly be marketed directly to our target users, who we believe are increasingly becoming the primary decision makers in choosing their glucose monitoring equipment.

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

The Dario™ diabetes management solution includes the Dario™ Smart Meter and software application for people with diabetes. Dario™ currently allows users to easily record, analyze, transmit and store key data points such as glucose level, insulin and carbohydrate intake. Moreover, the Dario™ application provides knowledge and motivation with an aim of improving health outcomes. In addition, we are developing software for health care providers and payers to help better support patients and intelligently manage large patient populations.

Sales and Marketing

Our initial marketing has been focused on the early adopter diabetics, and we expect to gradually broaden our marketing efforts (and benefitting from viral marketing) toward the entire diabetic population. We plan to initially focus on insulin dependent diabetic patients. While this population constitutes about 20-30% of the diabetic patient population, we estimate it to be responsible for over 60% of the revenue from blood glucose monitoring.  Dario™’s ease of use and the lack of need for a special glucometer are also expected to be of major appeal to the entire Type 2 diabetes population. With our initial market launch, we are addressing the European market, as well as Australia and New Zealand, and we hope to expand to the U.S. in 2015 assuming FDA clearance. This will be followed, possibly through marketing collaborations, by targeting additional large markets.

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

In January 2015, we entered into an agreement with Israel's leading healthcare HMO; Maccabi Healthcare, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represents an additional channel of revenue stream for Dario™. This channel for revenues indicates the huge potential available which is based on software licensing and added value services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes which aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

We also expect to collaborate with the medical community to showcase what we expect will be Dario™’s clinical equivalence and usability superiority.

Manufacturing

As we do not plan to engage in manufacturing activity ourselves, we plan to have supply agreements with manufacturers for the Dario™ Smart Meter, glucose test strips, lancing devices and lancets.  We have arrangements in place with commercial scale manufacturers for both the Dario™ Smart Meters and for our test strips. As a result of investments we have made over the past several years, we own the specialized equipment used to manufacture Dario™ Smart Meters.

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

In addition, in September 2012, we entered into an initial work order arrangement with a U.S. manufacturer to design and manufacture the molds for the Dario™ Smart Meters.  Work commenced under this arrangement in the fourth quarter of 2012, with the goals of (i) producing the initial Smart Meters, (ii) estimating the costs to produce additional devices at scale and (iii) exploring alternatives, if required, to reduce the cost of the devices.

During 2014, we commenced a search for an additional manufacturer as part of our continuing efforts to reduce cost and make the distribution chain for our product more efficient.  As such, during 2014, we entered into an initial work order arrangement with a new U.S. lead manufacturer to design and manufacture the molds for the Dario™ Smart Meters.  Work commenced under this arrangement in the first quarter of 2014, with the goals of (i) producing the initial Smart Meters, (ii) reducing the costs of producing the Smart Meter (iii) running the first formal batch of Smart Meters.  These efforts have yielded positive results and manufacturing cost savings which led to our decision to cease operations with our initial U.S manufacturer. We expect to enter into a formal supply agreement with this second U.S. manufacturer, which we expect will have no obligation to continue work with the supplier as it shall be cancellable upon specified notice. As of the date of this Annual Report, the formal agreement has not been signed. We believe that other suppliers could be obtained if necessary, and we may seek alternative suppliers depending on our commercial needs for Dario™.

Insurance Reimbursement

In the United States and in other jurisdictions such as Germany and England, we expect that Dario™’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  We expect to work with third-party payers in the countries into which we expect to market Dario™ in order to establish coverage for test strips, although we cannot be sure of this being obtained.  In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario™ Smart Meter in Italy, making 600,000 Italians eligible for reimbursement coverage. In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. In December 2014, we were granted reimbursement status for the Dario™ test strips Australia. We are actively pursuing reimbursement coverage in other jurisdictions.

Clinical Trials

As part of our CE Mark clearance, in 2013 we conducted previously announced positive User Performance studies for the Dario™ Smart Meter in Israel. The aim of this study was to collect measurement data from capillary blood with defined distribution of glucose concentrations in order to perform system accuracy evaluation according to ISO 15197:2013, the current international standard requirements for SMBG systems. The results of this study showed that the Dario™ strips are well within the limits for system accuracy defined by ISO 15197:2013 in that 100% of results fell within zones A and B of the Consensus Error Grid for all systems, which means that the system accuracy requirements of the ISO 15197:2013 have been met.

In January, 2015, we completed a required User Performance evaluation study in the U.S. to evaluate the accuracy of blood glucose level results obtained from fingertip using Dario™ compared to reference equipment (YSI 2300 STATPLUS) and to evaluate the ease of use of the Dario™ device by the first time user.  This study was in connection with our regulatory submissions for the product in U.S. and Canada and in accordance with 15197:2013.  The study was performed at Remington Davis Clinical Research in Columbus, Ohio with the Dario™ device and included 368 participants with varying demographic.  As required by FDA, the study was approved by the institutional review board (IRB) which supervise the clinical studies performed in their institutions.

The purpose of the study was to demonstrate the accuracy of the Dario™ compared with the YSI reference standard and to evaluate how the first time users of the Dario™ (1) use it under the Dario™ guidance materials (i.e., quick user guide and video clip) in an effort to demonstrate how the use of the Dario™ device and related software could potentially improve patient care and diabetic compliance, (2) to understand the potential weaknesses of the device and introduce methods of overcoming them to the users and (3) to establish the proposition that lay users can operate the device.

The acceptance criteria for accuracy of SMBG per ISO 15197:2013 is “95 % of the individual glucose measured values shall fall within ± 0,83 mmol/l (±15 mg/dl) of the measured values of the manufacturer’s measurement procedure at glucose concentrations < 5,55 mmol/l (<100 mg/dl) and within ± 15% at glucose concentrations ≥ 5,55 mmol/l (≥100 mg/dl)”.

We evaluated accuracy and user performance in this clinical trial with 368 diabetic patients, each of whom tested fresh capillary finger prick blood glucose levels while using Dario™ for the first time, as instructed at Dario™'s instruction material. System accuracy was determined with samples obtained from each subject measured both on the Dario™ by individual subjects and by a reference YSI analyzer. We documented sample collection or measurement errors. When required, repeated sampling by each subject was limited to three per subject. The interval of glucose levels tested were within SMBG range 43.0-477.0 mg/dL, and YSI range 42.3-435.5 mg/dL. There were no outliers. Accuracy for Dario™ met ISO 15197:2013 criteria, as can be seen in the accuracy tables below. Below 100 mg/dL, 97.8% of values were within ±15mg/d of YSI reference glucose values. For samples with glucose above or equal to 100 mg/dL, 96.4% of values were within ± 15% of YSI glucose levels. Lay subject performance assessment of the Dario™’s instruction clarity and usefulness showed that 100% successfully obtained a measurement result, and 97.1% of subjects found instructions easy to follow with 70.7% rating they were very satisfied (5/5) and 26.4% rating they were satisfied (4/5). Reading the result on the smart mobile device was rated easy to understand by 99.1% of lay subjects, with 86.1% rated it very easy (5/5) and 13% rated it easy (4/5). If an error message displayed on the report screen, 100% of lay subjects were clear about how to resolve the error, with 56.5% reporting is was very clear (5/5) and 43.5% reported it was clear (4/5).

System accuracy results: DBGMS platform
System accuracy results for glucose concentrations <100 mg/dL			System accuracy results for glucose concentrations ≥100 mg/dL
Within ± 5 mg/dL	Within ± 10 mg/dL	Within ± 15 mg/dL	Within ± 5%	Within ± 10%	Within ± 15%
42/93 45.2%	73/93 78.5%	91/93 97.8%	111/275 40.4%	211/275 76.7%	265/275 96.4%

System accuracy results for glucose concentrations between 42.3 mg/dL and 435.5 mg/dL
Within ± 5 mg/dL or ± 5%	Within ± 10 mg/dL or ± 10%	Within ± 15 mg/dL or ± 15%
153/368 41.5%	284/368 77.2%	356/368 96.7%

To conclude, the Dario™ meets ISO 15197:2013 standards for clinical performance as determined by lay user accuracy and by satisfactory experience with the Dario™ instructions clarity and system utility.

Government Regulation

The principal markets that we are initially targeting for Dario™ are the European Union and the United States, Australia and New Zealand. The following is an overview of the regulatory regimes in these jurisdictions.

United States Regulation Generally

In the United States, devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives clearance for commercial distribution.  Under Section 201(h) of the Food, Drug, and Cosmetic Act, a medical device is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals.  We believe that Dario™ will be classified as a medical device and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.  FDA regulations govern product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.  Specifically, the FDA classifies medical devices into one of three classes.  Class I devices are relatively simple and can be manufactured and distributed with general controls.  Class II devices are somewhat more complex and require greater scrutiny.  Class III devices are new and frequently help sustain life.

Unless an exemption applies, each medical device commercially distributed in the United States will require a 510(k) clearance, 510(k)+”de-novo” clearance, or a pre-market approval (or PMA) from the FDA.

510(k) Clearance Process.  To obtain 510(k) clearance, an applicant must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a “predicate device”– either a previously 510(k) cleared device or a pre-amendment device for which the FDA has not called for premarket applications.  The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer.  After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a premarket application approval.  The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision.  If the FDA disagrees with the determination, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket application approval.  The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket application approval is obtained.

De Novo Classification .  If the FDA denies 510(k) clearance of a device because it is novel and an adequate predicate device does not exist, the “de novo classification” procedure can be invoked based upon reasonable assurance that the device is safe and effective for its intended use.  This procedure approximates the level of scrutiny in the 510(k) process but may add several months to the clearance process. If the FDA grants the request, the device is permitted to enter commercial distribution in the same manner as if 510(k) clearance had been granted.

Premarket Application Approval Process ..  If the FDA denies 510(k) clearance for a product, and denies de novo classification, the product must follow the premarket application approval process, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction.  A premarket application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling.  After approval of a premarket application, a new premarket application or premarket application supplement is required in the event of a modification to the device, its labeling or its manufacturing process.  The premarket application approval pathway is much more costly, lengthy and uncertain.  It generally takes from one to three years or longer.

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

European and Non-European Regulation Generally

Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others.  As a result, the processes and time periods required to obtain foreign marketing clearance may be longer or shorter than those necessary to obtain FDA clearance.

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness.  Compliance with the Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMD) or the In Vitro Diagnostic Medical Device Directive (IVDD) as audited by a notified body and certified by a recognized European Competent Authority, permits the manufacturer to affix the CE mark on its products.

We anticipate that Dario™ will be subject to the MDD as well as subject to the IVDD.  Compliance with the MDD as well as the IVDD directives and obtaining a CE Mark involve obtaining International Organization for Standardization (ISO) 13485 certification, an internationally recognized quality system, and approval of the product’s technical file by a notified body and certified by a recognized European Competent Authority.

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

We may also seek regulatory clearance to market Dario™ in foreign countries that do not rely on the CE Mark. To date, the non-CE Mark jurisdictions which we have begun to market Dario™ or have identified as intended markets are Canada, Australia, New Zealand, South Africa, Russia, India and Brazil. To the extent that we seek to market our product in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country.  Such regulatory requirements vary by country and may be onerous.  As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country. In January 2014, we completed the registration with Medsafe, the New Zealand Medicines and Medical Devices Safety Authority, through their WAND (Web Assisted Notification of Devices) system allowing us to sell the Dario™ in the country. We have completed the process of registering the Dario™ with the Australian Therapeutic Goods Administration (known as the TGA), in the ARTG (Australian Register of Therapeutic Goods), which is required in order to bring and sell the Dario™ in Australia and effective March 3, 2015 our product is approved for reimbursement in Australia. We also submitted an application to Health Canada for class III “Medical Device License” for the Dario™ blood glucose monitoring system. We anticipate we will receive marketing clearance in Canada by the end of the first quarter of 2015. Upon receiving Health Canada final approval, we plan to commence private reimbursement registration process in Canada.

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

A manufacturer of a device approved through the premarket approval application process is not permitted to make changes to the device which affects its safety or effectiveness without first submitting a supplement application to its premarket approval application and obtaining FDA clearance for that supplement.  In some instances, the FDA may require a clinical trial to support a supplement application.  A manufacturer of a device cleared through a 510(k) submission or a 510(k)+ “de-novo” submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process.  Any change in the intended uses of a premarket approval application device or a 510(k) device requires an approval supplement or cleared premarket notification.  Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

Mobile Medical Applications Guidance

On September 23, 2013, the FDA issued final guidance (the “Guidance”) for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices.  The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Drug & Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers.  The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended.  The FDA is focusing its oversight on mobile medical apps that:

●	are intended to be used as an accessory to a regulated medical device – for example, an application that allows a health care professional to make a specific diagnosis by viewing a medical image from a picture archiving and communication system (PACS) on a smart mobile device or a mobile tablet; or

●	transform a mobile platform into a regulated medical device – for example, an application that turns a smart mobile device into an electrocardiography (ECG) machine to detect abnormal heart rhythms or determine if a patient is experiencing a heart attack.

Mobile medical apps that undergo FDA review will be assessed using the same regulatory standards and risk-based approach that the FDA applies to other medical devices.  We anticipate that the Dario™ software application will be subject to the Guidance. We anticipate that the Dario™ application will be subject to FDA regulation as a “mobile medical app.”

Ongoing Regulation by FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply.  These include:

●	establishment registration and device listing;

●	quality system regulation, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the product life-cycle;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;
·	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●

corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; and

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

We registered LabStyle Innovations with FDA on November 21, 2013, and received our owner and registration numbers for FY 2014. We also listed with FDA the Dario™ application, the standalone software application for management of diabetes, which is a class 1 under the regulation for “calculator/data processing module for clinical use”.

We may be subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our or our subcontractor’s equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product clearance, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing and selling operations.

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

In order to maintain the right to affix the CE Mark to sell medical devices in the European Union, an annual surveillance audit in the company premises and, if needed, at major subcontractors’ premises needs to be carried out by the notified body.  Additionally, the European Directives dictate the following requirements:

●

Vigilance system, which requires the manufacturer to immediately notify the relevant Competent Authority when a company product has been involved in an incident that led to a death; led to a serious injury or serious deterioration in the state of health of a patient, user or other person; or might have led to death, serious injury or serious deterioration in health; and

●	Post market surveillance including a documented procedure to review experience gained from devices on the market and to implement any necessary corrective action, commensurate with the nature and risks involved with the product

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

Federal Anti-Kickback and Self-Referral Laws

The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce the:

●	referral of a person;

●	furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs; or

●	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

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

On May 1, 2014 we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. This patent was issued in August 2014. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

Additionally, a provisional application were filed covering a feature related to future DarioTM generations. Additional patent applications are expected to be filed covering additional aspects of the core Dario™ technology.

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

Competition

We face competition principally from two arenas:

Direct competition from existing companies in the blood based glucose monitors market.  We will compete directly and primarily with large pharmaceutical and medical device companies, including, but not limited to, Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi.  While the market is highly competitive, we believe that Dario™ has important comparative advantages versus other devices in the market. Some of these devices are now offered as connected devices to smart mobile devices, such as the Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, and iHealth Align.

The Dario™ Smart Meter offers an all-in-one glucose monitoring system, including a small form factor glucose reader, lancing device and a strip cartridge connected to existing smart mobile devices, which enables Dario™ to offer features that are similar to or superior to the most advanced meters in the market (such as Sanofi IBGStar, Gmate Smart and iHealth Align) while having a smaller form factor than the compact meters in the market (Abbott FreeStyle Lite and OneTouch UltraMini).  We believe this design will be attractive to diabetic patients.

Non-invasive and continuous blood glucose monitors.  While there are numerous continuous blood glucose monitoring technologies in the market, we believe they are expensive to use and are therefore offered mainly for temporary usage and in medical settings (such as hospitals) or to limited population at high risk for hypoglycemia.  There have been a wealth of attempts for noninvasive glucose monitors, but we are not aware of any that are available in the market or are expected to reach the market with significant presence over the next few years.

Employees

We currently have 17 full time employees and 2 part time employee.  We have employment agreements with our two executive officers.  See “Management – Employment Agreements”.

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

We were formed in August 2011 as a new business. As such, we are a development stage, “start-up” company. We have no history of revenue-generating operations, and in general only have a short operating history by which you can assess our company and our prospects. We commenced an initial “soft” launch of the Dario™ application in December 2013 and the Dario™ Smart Meter in March 2014 in targeted jurisdictions and continued such initial launch during 2014. These efforts have generated little revenue, and it is still too early to predict if we will be able to generate significant revenues over the next 12 months. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and the development and sale of new medical devices and related software application. As a result, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their initial revenue generating stages, particularly those in the medical device and mobile heath fields. Potential investors should carefully consider the risks and uncertainties that a new company with a no operating history will face. In particular, potential investors should consider that there is a significant risk that we will not be able to:

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

Given our limited revenue and lack of positive cash flow, we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only into July 2015.

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

Funding from any source may be unavailable to us on acceptable terms, or at all, particularly due to certain offering participation rights afforded to investors in private placement which closed in February 2014 (which we refer to as the February 2014 Private Placement) as well as preemptive rights held by the lead investor in our private placement which closed in September 2014 (which we refer to as the September 2014 Private Placement). If we do not have sufficient capital to fund our operations and expenses, we may not be able to achieve or maintain competitiveness, which could lead to the failure of our business and the loss of your investment.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.

From our inception in August 2011 and through December 31, 2014, we have recorded significant losses. Our accumulated deficit at December 31, 2014 was approximately $36 million. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario™ in Europe, obtain the required regulatory approvals in the U.S. and elsewhere and manufacture, market and sell Dario™ where approved. We may be unable to achieve any or all of these goals.

Since our inception, we have engaged primarily in research and development activities. This limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize Dario™, obtain FDA clearance and achieve market acceptance of Dario™ and respond to competition. We may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues from Dario™ in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company.

We may not generate revenue in the manner in which we anticipate. Further, we expect to incur losses for the foreseeable future.

Since our initial product, Dario™, received CE certification in September 2013, we have invested our resources in establishing our production lines and other necessary systems required for commercial sales. We commenced an initial “soft” launch of the Dario™ application in December 2013 and the Dario™ Smart Meter in March 2014 in targeted jurisdictions and continued such initial launch during 2014. These efforts have generated little revenue, and it is still too early to predict if we will be able to generate significant revenues over the next 12 months, and there is a risk that we will not be able to do so in accordance with our anticipated time frame or at all.

Moreover, because of the various risks and uncertainties associated with developing, obtaining and maintaining regulatory approvals and requirements for, manufacturing, marketing and selling Dario™, we are unable to predict with any certainty the extent of any future revenues, cash flows, profits or losses or when we will generate positive cash flow or become profitable, if at all. We expect that we will continue to incur significant and increasing operating losses for the foreseeable future as we attempt to expand our sales. These losses, among other things, will have an adverse effect on our stockholders’ equity and working capital. Failure to generate revenue or achieve profitability would materially adversely affect the value of our company and our ability to establish and grow our business.

We cannot accurately predict the volume or timing of any future sales, making the timing of any revenues difficult to predict.

We may be faced with lengthy customer evaluation and approval processes associated with both the Dario™ application and device. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of Dario™, which may not result in revenue generation. We must also obtain regulatory approvals of Dario™ in the U.S. and other non-European jurisdictions as well as approval for insurance reimbursement in order to initiate sales of Dario™, each of which is subject to risk and potential delays, and neither of which may actually occur. As such, we cannot accurately predict the volume or timing of any future sales.

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

Our independent registered public accounting firm has expressed in its report to our 2014 audited financial statements a substantial doubt about our ability to continue as a going concern.

We are an early stage company, and the development and commercialization of our product is uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included as part of this Annual Report a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Certain of our directors and officers are, or may become, in their individual capacities, officers, directors, controlling stockholders and/or partners of or advisors to other entities engaged in a variety of businesses, including in the biotechnology or medical device sector. Thus, there is a risk that these individuals may become subject to conflicts of interest relating to our business given their participation with such other businesses, including, among other things, conflicts relating to time, effort and corporate opportunities. We do not presently have a formal policy for resolving such conflicts of interest should they arise, and the inability to resolve such conflicts should they arise could have an adverse effect on our business.

Our future performance will depend on the continued engagement of key members of our management team.

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, Erez Raphael, our President, Chief Executive Officer and Acting Chairman of our Board of Directors, Zvi Ben David, our Chief Financial Officer, Treasurer and Secretary. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

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

We depend on independent clinical investigators to conduct our clinical trials. Contract research organizations may also assist us in the collection and analysis of data. These investigators and contract research organizations will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time that they devote to products that we develop. If independent investigators fail to devote sufficient resources to our clinical trials, or if their performance is substandard, it will delay the approval or clearance and commercialization of any products that we develop. Further, the FDA and other regulatory bodies around the world require that we comply with standards, commonly referred to as good clinical practice, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. If our independent clinical investigators and contract research organizations fail to comply with good clinical practice, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed. Failure of clinical investigators or contract research organizations to meet their obligations to us or comply with federal regulations could adversely affect the clinical development of our product candidates and harm our business. Moreover, we intend to have several clinical trials in order to support our marketing efforts and business development purposes. Such clinical trials will be conducted by third parties as well. Failure of such clinical trials to meet their primary endpoints could adversely affect our marketing efforts.

Failure in our online and digital marketing efforts could significantly impact our ability to generate sales.

In several of our principal target markets, we plan to utilize online and digital marketing in order to create awareness to Dario™. Our management believes that using online advertisement through affiliate networks and a variety of other pay-for-performance methods will be superior for marketing and generating sales of Dario™ rather than utilizing traditional, expensive retail channels. However, there is a risk that our marketing strategy could fail. Because we plan to use non-traditional retail sales tools and to rely on healthcare providers to educate our customers about Dario™, we cannot predict the level of success, if any, that we may achieve by marketing Dario™ via the Internet. The failure of our online marketing efforts would significantly and negatively impact our ability to generate sales.

Our Dario™ smart mobile application, which is a key to our business model, is available via Apple’s iOS and via Google’s Android platforms and maybe in the future via additional platforms. If we are unable to achieve or maintain a good relationship with each of Apple and Google or similar platforms, or if the Apple App Store or the Google Play Store or any other applicable platform were unavailable for any prolonged period of time, our business will suffer.

A key component of the Dario™ solution is an iPhone or Android application which includes incorporate tools to help diabetic patients manage their disease. This application is compatible with Apple’s iOS and with Google’s Android platforms and may in the future become compatible via additional platforms. If we are unable to make our Dario™ application compatible with these platforms, or if there is any deterioration in our relationship with either Apple or Google or others after our application is available, our business would be materially harmed.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions, including changes which could require us to pay to have our Dario™ application available for downloading. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. We may not receive any advance warning of such changes. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our Dario™ application on its storefront, it would materially harm our business.

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

As we conduct business internationally, we are susceptible to risks associated with international relationships.

We operate our business internationally, presently in Europe, Australia and New Zealand, Canada and subsequently in the United States and other markets. The international operation of our business will require significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

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

Our Dario™ Smart Meter, software application and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

Dario™ (including the Smart Meter and software application) may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our devices, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

In addition, we may utilize third party technology or components in our products and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

As our operating subsidiary is in Israel, we will be faced with the risks associated with doing business in that country.

Our operating subsidiary, along with our management team and our research and development facilities, is located in Israel. Although substantially all of our sales will be made to consumers outside Israel and the manufacturing of Dario™ will be based primarily on parts made in other countries, we are and will nonetheless be directly influenced by the political, economic and military conditions affecting Israel. Furthermore, several countries restrict business with Israeli companies, which may impair our ability to create new business relationships or otherwise conduct our business. In addition, Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to middle 1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest.  These restrictions, continuing or escalating hostilities in the region or curtailment of trade between Israel and its present trading partners may have an adverse effect on our operating results and financial condition, including our ability to develop, manufacture and market our products.

Risks Related to Our Intellectual Property

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, our proprietary position with respect to our technologies and intellectual property. We filed a Patent Cooperation Treaty (or PCT) application for a “FLUIDS TESTING APPARATUS AND METHODS OF USE” in May 2011 (PCT/IL2012/000369) which incorporates two U.S. provisional applications submitted in the preceding year. The PCT covers the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids and has subsequently been converted into several national phase patent applications. We have also filed a significant number of other patent applications for aspects of both the Dario™ Smart Meter and software. We have also obtained numerous Web domains.

However, to date, we have only been issued one patent (which was issued in the United States) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. None of our other patents have been granted by a patent office. In addition, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our pending patent and other proprietary rights principally include the following:

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

Risks Related to Our Industry

We face intense competition in the self monitoring of blood glucose market, and as a result we may be unable to effectively compete in our industry.

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

We are faced with the risk that the marketplace will not be receptive to Dario™ over competing products and that we will be unable to compete effectively. Failure of our products to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Factors that could affect our ability to establish Dario™ or any potential future products include:

•	the development of products or platforms and design and methodology services, which could result in a shift of customer preferences away from our products and services and significantly decrease revenue;

•	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of self-monitoring test device for certain types of diabetics;

•	the challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

•	the significant number of current competitors in SMBG market who have significantly greater name recognition and more recognizable trademarks and who have established relationships with diabetics healthcare providers and payors; and

•	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

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

We will not be permitted to market Dario™ outside of Europe, including in the United States or elsewhere, until we receive regulatory clearance. In the U.S., regulatory clearance would take the form of a clearance letter under the 510(k) premarket notification process, or approval of a Section 515 premarket approval (or PMA) from the FDA, depending on the nature of the device. Although we have received CE Mark Certificate to market Dario™ in Europe and have submitted and subsequently resubmitted our 501(k) application in the U.S., we have not yet received regulatory clearance from the U.S. or other non-European jurisdictions. Obtaining clearance of any premarket application can be a lengthy, expensive and uncertain process. While the FDA normally reviews and clears a premarket notification in three months, there is no guarantee that our products will qualify for this more expeditious regulatory process, which is reserved for Class I and II devices, nor is there any assurance that, even if a device is reviewed under the 510(k) premarket notification process, the FDA will review it expeditiously or determine that the device is substantially equivalent to a lawfully marketed premarket notification device. If the FDA fails to make this finding, then we cannot market the device. In lieu of acting on a premarket notification, the FDA may seek additional information or additional data which would further delay our ability to market the product. In addition, failure to comply with FDA, non-U.S. regulatory authorities or other applicable U.S. and non-U.S. regulatory requirements may, either before or after product clearance or approval, if any, subject us to administrative or judicially imposed sanctions, including:

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

In addition, on September 23, 2013, the FDA issued final Guidance for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices. The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Drug & Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers. The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended. We anticipate that the Dario™ application will be subject to the FDA regulation as a “mobile medical app.”

Delays in obtaining the regulatory clearance or approval from the FDA or its equivalents in foreign market could adversely affect our revenues and profitability. We cannot predict whether or when we will be permitted to commercialize Dario™ in jurisdictions in which we have not received regulatory clearance or approval.

We may also become subject to numerous post-marketing regulatory requirements, which include labeling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

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

If Dario™ or any of our future products are defectively designed or manufactured contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our device or failing to adhere to the operating guidelines or the device producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We presently have no insurance against such claims, and even if we are able to obtain such insurance (of which no assurances can be given), we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business plan includes the storage and potential monetization of medical data of users of Dario™. There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Ownership of Our Common Stock

Our officers, directors and founding stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

Our officers, directors and affiliated stockholders (including Dicilyon Consulting and Investment Ltd., an affiliate of David Edery) collectively have an approximately 41.84% beneficial ownership of our company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

Dicilyon Consulting and Investment Ltd., an affiliate of investor David Edery, has the right to appoint up to three members of our Board of Directors, which affords such investor the potential for control over our business.

Dicilyon Consulting and Investment Ltd., an affiliate of investor David Edery (who was the lead investor in our September 2014 Private Placement), has the right, for so long as such investor holds 25%, 15% and 10% of our outstanding shares of common stock, such investor shall have the right to appoint, respectively, three, two or one member of our seven person Board of Directors. Mr. Edery is the sole shareholder of Dicilyon Consulting and Investment Ltd. To date, such investor has appointed three members of our Board of Directors (Rami Yehudiha, Hila Karah and Peter Kash, although as of the date of this Annual Report, Dr. Kash is not serving on our Board of Directors). As a result, such investor has significant influence over the composition of our Board of Directors which, in turn, affords such investor the potential for material control over our business.

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

A sustained, active trading market for our common stock may not develop or be maintained.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is listed for quotation on the OTCQB market under the symbol of DRIO, and although in 2014 we experienced historically high trading value in our common stock, we cannot predict whether an active market for our common stock will ever develop or be sustained in the future.  In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock may be limited; and

•	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The OTCQB market is relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX).  In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB, in which case it might be listed on the so called “Pink Sheets”, which is even more illiquid than the OTCQB.

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

The market price of our common stock may be significantly volatile.

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

In particular, the market prices for securities of mHealth and medical device have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	any delay in or the results of our clinical trials;

•	any delay in manufacturing of our products;

•	any delay with the approval for reimbursement for the patients from their insurance companies;

•	our failure to comply with regulatory requirements;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with ours;

•	any delay or failure to receive clearance or approval from the FDA and other regulatory agencies or bodies;

•	our inability to commercially launch products or market and generate sales of our products, including Dario™;

•	failure of Dario™ or any other products, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain patent protection for any of our technologies and products (including those related to Dario™) or the issuance of third party patents that cover our proposed technologies or products;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture Dario™ or any other products through third parties;

•	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;

•	period-to-period fluctuations in our financial results; and

•	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements;

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

We have a material number of shares of common stock underlying outstanding warrants and options of our company as well as underlying the shares of our Series A Convertible Preferred Stock issued in our September 2014 Private Placement, the future sale of which could depress the price of our publicly-traded stock. As of December 31, 2014: (i) 1,317,400 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $6.59 per share; (ii) 9,882,025 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $2.06 per share and (iii) 10,507,525 shares of common stock are issuable upon the conversion of our Series A Convertible Preferred Stock. If and when these securities are exercised or converted into shares of our common stock, our outstanding shares will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale report may have a material adverse effect on the market price of our securities.

The right of the investors in our February 2014 Private Placement and the lead investor in our September 2014 Private Placement to participate in future financings of ours could impair our ability to raise capital.

Under the securities purchase agreement with the investors in our February 2014 Private Placement, as amended, for a period ending on February 12, 2016, in the event that we seek to raise money through the offer and sale of debt or equity securities, we must first offer such investors a right to participate in at least 35% of the securities we propose to offer in such funding. In addition, an affiliate of David Edery, the lead investor in our September 2014 Private Placement, holds preemptive rights until September 23, 2016 allow such investor to participate in future financings of our company in an amount necessary to maintain its fully-diluted percentage interest in our company. The existence of such right of participation or preemptive rights, or the exercise of such rights, may in the deter potential investors from providing us needed financing, or may deter investment banks from working with, which would have a material adverse effect on our ability to finance our company which, in turn, could lead to our inability to continue our business.

We may not maintain qualification for OTCQB inclusion, and therefore you may be unable to sell your shares.

Our common stock became eligible for an un-priced quotation on the OTCQB on April 8, 2013. We are also required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to be current in our periodic securities reporting obligations.

However, trading of our common stock could be suspended. If for any reason our common stock does not become eligible or maintain eligibility for quotation on the OTCQB or a public trading market does not develop, purchasers of shares of our common stock may have difficulty selling their shares should they desire to do so. If we are unable to satisfy the requirements for quotation on the OTCQB, any quotation of in our common stock could be conducted in the “pink” sheets market. As a result, a purchaser of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the price of their shares. This would materially and adversely affect the liquidity of our securities.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of an extension of time to comply with new or revised financial accounting standards.

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. While we are not currently delaying the implementation of any relevant accounting standards, in the future we may avail ourselves us this right, and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

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

Market Information

Our common stock is listed on the OTCQB market under the symbol “DRIO”. Our common stock began trading on April 9, 2013. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTCQB. The share values reflected below take into account for the 1-for-5 reverse split which we implemented on October 6, 2014.

	Price Range
Period	High	Low
Year Ended December 31, 2013:
Second Quarter (commencing April 9, 2013)	$15.50	$1.30
Third Quarter	$15.00	$12.90
Fourth Quarter	$14.70	$7.75
Year Ended December 31, 2014:
First Quarter	$13.10	$8.00
Second Quarter	$9.05	$4.05
Third Quarter	$5.70	$0.25
Fourth Quarter	$0.65	$0.10

As of March 23, 2015, the last reported price of our common stock quoted on the OTCQB was $0.18 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Record Holders

As of March 23, 2015, we had approximately 165 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	990,000	$6.44	432,500
Equity compensation plans not approved by security holders *	251,400	$7.07	-
Equity compensation plans not approved by security holders **	76,000	$6.95	-
Total	1,317,400		432,500

*	In March 2013, our Board of Directors adopted a non-employee director’s remuneration policy. For further details refer to “Non-Employee Director Remuneration Policy” below.

**	In May 7, 2014 the Board of Directors approved the grant of non-plan options to the Company’s Scientific Advisory Board (the "SAB"). These options have an exercise price of $6.95, shall vest in 4 quarterly arrears, have a cashless exercise feature and a ten year term.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted a 2012 Equity Incentive Plan for our company (which includes both U.S. and Israeli sub-plans). An aggregate of 572,000 shares of our common stock were originally reserved for issuance under our 2012 Equity Incentive Plan. On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Plan and subject to the same terms and conditions.

In February 2013, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted an amendment to our 2012 Equity Incentive Plan to increase the shares reserved thereunder from 572,000 to 1,000,000. On June 17, 2014, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted an amendment to our 2012 Equity Incentive Plan to increase the shares reserved thereunder from 1,000,000 to 1,500,000.

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

Any grant of awards to any under our 2012 Equity Incentive Plan must be approved by the Compensation Committee of our Board of Directors. In addition, our Compensation Committee: (i) interprets our 2012 Equity Incentive Plan; and (ii) makes all other determinations and take all other action that may be necessary or advisable to implement and administer our 2012 Equity Incentive Plan.

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

In addition, our Board of Directors may amend our 2012 Equity Incentive Plan at any time. However, without stockholder approval, our 2012 Equity Incentive Plan may not be amended in a manner that would:

•	increase the number of shares that may be issued under our 2012 Equity Incentive Plan;

•	materially modify the requirements for eligibility for participation in our 2012 Equity Incentive Plan;

•	materially increase the benefits to participants provided by our 2012 Equity Incentive Plan; or

•	otherwise disqualify our 2012 Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

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

The financial data set forth in this narrative are expressed in thousands, except for stock and stock data.

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a mobile health (mHealth) company developing and commercializing patented technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. We were formed on August 11, 2011 as a Delaware corporation. Our principal operating subsidiary, Labstyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel.

Our initial product is Dario™, a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device (which we call our Dario™ Smart Meter) that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose (or SMBG) products. Dario™ is a comprehensive system incorporating patented technology that combines a cutting edge software application and cloud-based data services with a novel all-in-one Dario™ Smart Meter consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We are currently pursing regulatory clearance for Dario™ in the United States, and we expect to receive clearance from the U.S. Food and Drug Administration on our 510(k) application during 2015 and to subsequently launch Dario™ in the United States.

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

In December 2014, we were granted reimbursement status for the Dario™ test strips in Australia.

In January 2015, we entered into an agreement with Israel’s leading healthcare HMO, Maccabi Healthcare, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represents an additional channel of revenue stream for Dario™. This channel for revenues indicates the huge potential available which is based on software licensing and added value services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes which aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

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

Critical Accounting Policies

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (or US GAAP). Our fiscal year ends December 31.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses for the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions.

While all the accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statements, include revenue recognition, inventories, liability related to certain warrants, and accounting for production lines and its related useful life and impairment.

Revenue Recognition

We derive revenues from the sale of our device-specific disposables test strip cartridges, lancets and, in a small number of select jurisdictions, sales of Dario™ Smart Meters through distributers. The Dario™ software application is offered for a free download and we do not have a recurring hosting commitment with our end users relating specifically to the application.

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

Through December 31, 2014, product sales to distributors are only recognized as revenues upon receipt of payment unless the distributor has a right of return. We will continue to do so until we will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

Liability Related to Certain Warrants

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Binomial option-pricing model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in part of the warrants and net settlement cash feature contained in other warrants, we classified them as non-current liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. The anti-dilution protections feature for certain warrants was valued by calculating a put option. The value of these warrants was calculated using the call option value in addition with the put option value, which reflects the anti-dilution protection, multiplied by the probability that a down round will occur. The value of warrants with net settlement cash feature and liquidated damages penalties which do not include anti-dilution provision was calculated using a call option value.

Fair value for each reporting period was calculated based on the following assumptions:

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry (until our company's own volatility data will be reliable) over a term that is equivalent to the expected term of the option.
(3)	Expected life - the expected life was based on the expiration date of the warrants.
(4)	Expected dividend yield - the Company has not paid dividends and does not expect to pay dividends to its shareholders in the future and therefore was measured at zero.

Our net loss for the year ended December 31, 2014 and 2013 included finance expenses (income) in the amount of (2,194) and 293, respectively, with connection to the above-mentioned warrants.

Inventories

Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

If there were to be a sudden and significant decrease in demand for our products or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our gross margin could be adversely affected. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility, to help ensure competitive lead times with the risk of inventory obsolescence.

Total write-downs during the year ended December 31, 2014 amounted to $1,046.

Production Lines

Capitalization of Costs. We capitalize direct incremental costs of third party manufacturers related to our production lines. We cease construction cost capitalization relating to our production lines once they are ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and / or improve the performance of the production lines are capitalized.

Useful Lives of Assets. We are required to make subjective assessments as to the useful lives of our production lines for purposes of determining the amount of depreciation to record on an annual basis with respect to our construction of the production lines. These assessments have a direct impact on our net income (loss). Production lines are usually depreciated on a straight-line basis over a period of up to five years, except any renovations and betterments which are depreciated over the remaining life of the production lines.

Impairment of production lines. We are required to review our production lines for impairment in accordance with ASC No. 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2013, no impairment losses have been recorded. During the year ended December 31, 2014, we entered into an initial work order arrangement with a new manufacturer to build a new production line.  Work commenced under this arrangement in the first quarter of 2014, with the goals of (i) producing the initial Smart Meters, (ii) reducing the costs of producing the Smart Meter (iii) running the first formal batch of Smart Meters.  These efforts have yielded positive results and manufacturing cost savings which led to our decision to cease operations with our initial manufacturer and thus, we performed a recoverability test for such old facility. In conjunction with this analysis, we recorded a non-cash charge with respect to impairment of our production equipment of $489.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 (in thousands)

Revenues

Revenues for the year ended December 31, 2014 amounted to $51, compared to none during the year ended December 31, 2013.

Revenues generated during the year ended December 31, 2014 were derived from the sales of Dario™’s components, including the Smart Meter itself, through distributers. We recognize revenues on a cash basis, when all revenue recognition criteria’s are met, until we are able to determine the ability of the distributer to honor his commitment to complete payment.

Cost of Revenues

During the year ended December 31, 2014, we recorded costs related to revenues in the amount of $2,274 out of which $1,046 was recorded to cover inventories write-downs due to net realized value which was lower than original cost. In addition, we recorded an amount of $489 in a separate line due to impairment of one of our production lines which we decided to cease its operation. No cost of revenues was recorded during the year ended December 31, 2013. The increase is due to the commencement of our initial commercial sales during 2014.

Cost of revenues expenses consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $969 to $3,943 for the year ended December 31, 2014 compared to $4,912 for the year ended December 31, 2013. This decrease was mainly due to decrease in subcontractors engineering and software development expenses due to our product launch during 2014 and recruitment of in-house employees to replace part of these subcontractors’ performances.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario™ software application and related Smart Meter device, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales, Marketing and Pre-production Costs

Our sales, marketing and pre-production costs decreased by $1,291 to $1,063 for the year ended December 31, 2014 compared to $2,354 for the year ended December 31, 2013. This decrease was mainly due to pre-production costs which were recorded during 2013. During 2014, we began to ramp up manufacturing and commenced initial shipments to distributors and therefore did not record any more pre-production costs.

Sales, marketing and pre-production costs consist mainly of payroll expenses of sales, marketing and pre-production employees, travel expenses, trade show expenses, depreciation of our production line used during the pre-production stage and facilities expenses associated with and allocated to sales, marketing and pre-production.

General and Administrative Expenses

Our general and administrative costs decreased by $2,656 to $3,640 for the year ended December 31, 2014 compared to $6,296 for the year ended December 31, 2013. The decrease is mainly due to change in the management structure which resulted in a decrease in employee payroll expenses, a decrease in employee and director stock based compensation expenses driven by a decrease in the market value of our common stock and a decrease in office and related expenses.

Our general and administrative expenses consist mainly of payroll expenses for management, employees, directors and consultants, accounting and legal fees, expenses related to investor relations, as well as our office rent and related expenses.

Finance Expenses, net

Our finance expenses, net increased by $1,150 to $1,519 for the year ended December 31, 2014 compared to $369 for the year ended December 31, 2013. Finance expenses includes mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as liability and presented at fair value each reporting period, issuance cost related to warrants issued to investors and placement agents, as well as incremental value granted to certain investors as described further in “Liquidity and Capital Resources” below.

Net loss

Net loss for the year ended December 31, 2014 was $16,055. Net loss for the year ended December 31, 2013 was $13,931. The increase from 2013 was mainly due to deemed dividend expenses derived from our Series A Preferred Stock issued on September 23, 2014 (which included a beneficial conversion feature amounting to $2,899), a deemed dividend of $279 derived from the issuance of additional common stock to current investors from the February 2014 Private Placement with relation to a warrant exchange transaction which closed in September 2014, and $3,124 of finance expenses derived from the cancelation of warrants in such transaction, offset by decrease in operating loss.

Net operating loss carryforwards.

We had U.S. federal net operating loss carryforwards of approximately $4,086 at December 31, 2014. This loss carryforwards expire principally beginning in 2031 through 2034.

Our Israeli subsidiary has accumulated net operating losses for Israeli income tax purposes as of December 31, 2014 in the amount of approximately $13,076. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

Plan of Operation

We commenced a commercial launch of the free Dario™ application in selected jurisdictions in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy. Over time, we expect to add additional features and functionality in making Dario™ the new standard of care in diabetes data management.

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. For the remainder of 2015, we expect to continue with the soft launch of Dario™, expanding the soft launch to other jurisdictions, and to prepare for our longer-term roll-out of Dario™. In support of these goals, we will utilize our funds for the following activities:

●	ramp up of mass production, marketing and distribution and sales efforts related to Dario™ application, Smart Meters and test strips;

●	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario™ solution);

●	continued work on registration of our patents worldwide;

●	regulatory matters (including work on the regulatory approval of Dario™ in the U.S.);

●	professional fees associated with being a publicly reporting company; and

●	general and administrative matters.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $1.4 million in cash and cash equivalents.

We have experienced cumulative losses of $36 million from inception (August 11, 2011) through December 31, 2014, and have a stockholders’ deficit of $5,295 at December 31, 2014. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements through sales of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $23.4 million as of December 31, 2014, $8.2 million out of which were raised through 2014 as described in more details below.

On February 18, 2014, we consummated a private placement, pursuant to which we issued units comprised of an aggregate of (i) 445,392 shares of common stock and (ii) warrants initially exercisable to purchase an aggregate of 334,044 shares of common stock yielding proceeds of $3,754 net of issuance costs.

On September 23, 2014, we consummated a second private placement, pursuant to which we issued aggregate 42,350 units which consist of 42,350 shares of newly designated preferred stock which are convertible into 10,683,662 shares of common stock and warrants to purchase 5,341,834 shares of common stock yielding proceeds of $4,096 net of issuance costs.

During the year ended December 31, 2014, proceeds from warrants exercised amounted to $343 following the issuance of 68,524 shares of common stock.

Subsequent to the balance sheet date, during February and March 2015, we consummated another private placement pursuant to which we issued 11,286,444 shares of common stock and warrants to purchase an aggregate of 5,643,226 shares of common stock for an aggregate gross consideration of approximately $2 million.

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales we believe that we will have sufficient resources to continue our activity only into July 2015. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2014	2013
	$	$
Cash used in operating activities:	(8,581)	(7,601)
Cash used in investing activities:	(429)	(1,640)
Cash provided by financing activities:	8,200	10,274

	(810)	1,033

Net cash used in operating activities

Net cash used in operating activities was $8,581 for the year ended December 31, 2014 compared to $7,601 used in operations for the same period in 2013. Cash used in operations increased due to cost of sales activities derived from the commencement of our initial sales.

Net cash used in investing activities

Net cash used in investing activities was $429 for the year ended December 31, 2014 compared to $1,640 for the same period in 2013. Cash used in investing activities decreased mainly due to production line investments. During 2013 we established our first production line which began its use during 2014 until we ceased its operation. During 2014 we invested in new production lines which will commence operation at the beginning of 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $8,200 for the year ended December 31, 2014 compared to $10,274 for the same period in 2013. During 2013 we completed the second and third tranches of a private placement transaction which began during 2012 and raised almost $1 million in net amount, as well as consummated a final closing of a separate private placement transaction pursuant to which we raised an aggregate of $9 million in net amount. In addition, we raised net proceeds in an aggregate of $292 through the exercise of outstanding warrants. During 2014 we consummated a final closing of a two separate private placement transactions pursuant to which we raised a total aggregate of $7.8 million in net amount. In addition, we raised net proceeds in an aggregate of $343 through the exercise of outstanding warrants.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2014 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations is for motor vehicle and real property lease which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors:

	Payments due by period (U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years
Operating Lease Obligations	$464	$-	$464
Purchasing Obligations	1,119	1,119	-

Total contractual cash obligations	$1,583	$1,119	$464

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Contingencies

We accounts for our contingent liabilities in accordance with ASC 450. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Currently, the Company is not a party to any ligation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Unregistered Sales of Equity Securities and Use of Proceeds

All prior unregistered sales of equity securities have been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K and therefore need not be furnished in this Annual Report.

Recently Issued and Adopted Accounting Pronouncements

In June 2014 the Accounting Standards Board (“FASB”) issued Update No. 2014-10 Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of comprehensive loss, cash flows, and stockholder deficiency, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective prospectively for reporting periods beginning after December 15, 2014 early adoption is permitted. Although the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Act of 2012, since early adoption is permitted the Company chose to early adopt the update for June 30, 2014 consolidated financial statement.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-1 through F-37 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2014, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2014.

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

Name	Age	Position(s)
Erez Raphael	41	Chief Executive Officer, President and Acting Chairman of the Board
Zvi Ben David	54	Chief Financial Officer, Treasurer and Secretary
Malcolm Hoenlein	71	Director
Dennis M. McGrath	58	Director
Prof. Richard B. Stone	72	Director
Rami Yehudiha	44	Director
Hila Karah	46	Director

Erez Raphael has served as our President and Chief Executive Officer since August 9, 2013 and as a director of our company since December 2013. Mr. Raphael has served as Acting Chairman of the Board of Directors since November 2014. He previously and since October 2012 served as our Vice President of Research and Development. Mr. Raphael has over 17 years of industry experience, having been responsible in his career for product delivery, technology and business development. Prior to joining our company, from 2010 to 2012, Mr. Raphael served as Head of Business Operations Nokia Siemens Networks, where he was responsible for establishing and implementing a new portfolio business unit directed towards marketing and sales of complimentary products. Prior to that, from 1998 to 2010, he held increasingly senior positions at Amdocs Limited (NYSE:DOX) where he was ultimately responsible for advising the Chief Technology Officer and implementing matters of overall business strategy. Mr. Raphael holds a BA in economics and business management from Haifa University.

Zvi Ben David has served as our Chief Financial Officer, Treasurer and Secretary since January 7, 2015. Mr. David has over 25 years of experience in corporate and international financial management, including at both publicly-listed and private companies. Since 2012, he has acted as an independent entrepreneur with, and investor in, various medical device ventures. From 2005 to 2012, Mr. Ben David served as the Chief Financial Officer of UltraShape Medical Ltd., a developer, manufacturer and marketer of innovative non-invasive technologies for fat cell destruction and body sculpting. While with UltraShape, he helped lead the company through $35 million in private financing, followed by the company’s merger with a Tel Aviv Stock Exchange company and ultimately the company’s sale to Syneron Medical Ltd. (NASDAQ:ELOS). From 2000 to 2005, he served as Vice President and Chief Financial Officer of Given Imaging Ltd., where he was part of the management team that led that company’s 2001 initial public offering and 2004 follow-on offering, and served as a director of that company from its establishment in 1998 to 2000. From 1995 to June 2000, Mr. Ben David served as Vice President and Chief Financial Officer of RDC Rafael Development Corporation, one of Given Imaging Ltd.’s principal shareholders. From 1994 to 1995, Mr. Ben David served as manager of the finance division of Electrochemical Industries (Frutarom) Ltd., an Israeli company traded on the Tel-Aviv Stock Exchange and the American Stock Exchange, and from 1989 to 1993, Mr. Ben David served as the manager of that company’s economy and control department. From 1984 to 1988, Mr. Ben David worked at Avigosh & Kerbs, an accounting firm in Haifa, Israel. Mr. Ben David is a certified public accountant in Israel and holds a B.A. in economics and accounting from the University of Haifa.

Malcolm Hoenlein has been a director of our company since August 31, 2011. Since 1986, Mr. Hoenlein has served as Chief Executive Officer and Executive Vice Chairman of the Conference of Presidents of Major American Jewish Organizations, the coordinating body on international and national concerns for 52 national American Jewish organizations. Previously, he served as the founding Executive Director of the Jewish Community Relations Council of Greater New York. Prior to that, he was the founding Executive Director of the Greater New York Conference on Soviet Jewry. A National Defense Fellow at the Near East Center of the University of Pennsylvania, Mr. Hoenlein taught International Relations in the Political Science Department and served as a Middle East specialist at the Foreign Policy Research Institute. In addition, he served on the editorial staff of ORBIS, the Journal of International Affairs. He serves as a director of several companies, Coronado Biosciences Inc. (Nasdaq: CNDO), Nanox Technologies, Data to Life, Nuvo Corp and WellSense Technologies. Mr. Hoenlein has a B.A. in Political Science from Temple University and a Master's Degree in International Relations from the University of Pennsylvania, as well as an honorary Doctorate of Laws from Touro College and an honorary Doctorate of Humane Letters from Yeshiva University. He was appointed by Presidents Clinton and Bush as a U.S. delegate to the Organization for Security and Cooperation in Europe. In 2013, he received the highest civilian decoration from King Mohamad VI of Morocco. We believe Mr. Hoenlein is qualified to serve on our Board of Directors because of his extensive experience serving on the boards of public and private companies.

Dennis M. McGrath has been a director of our company since November 12, 2013. Mr. McGrath is the President and Chief Financial Officer, and a member of the Board of Directors, of PhotoMedex, Inc. (NasdaqGS: PHMD), a global medical device and specialty pharmaceutical company. Upon completion of the PhotoMedex’s 2011 merger with Radiancy, Inc., Mr. McGrath reassumed his role of Chief Financial Officer in addition to President and board director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath was the Chief Executive Officer of PhotoMedex from July 2009 through December 2011, the date of the merger. He had previously served as Chief Financial Officer and vice president, finance and administration of PhotoMedex from January 2000 through June 2009. He has held several senior-level positions in prior endeavors of public companies, including, from February 1999 to January 2000, serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as Chief Financial Officer of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was Chief Financial Officer and executive vice-president of operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of Noninvasive Medical Technologies, Inc., Cagent Vascular, LLC and serves on the Board of Advisors of Taylor University. We believe Mr. McGrath is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies. Mr. McGrath began his career at the accounting firm Arthur Andersen in Philadelphia, PA. Upon graduating maxima cum laude with a B.S. in accounting from LaSalle University in 1979 he became a certified public accountant in 1981.

Prof. Richard B. Stone has been a director of our company since July 7, 2014. For more than twenty-five years, Prof. Stone has been active participant in early stage business enterprises as a director or investor, including technology and biotechnology companies. He currently serves on the board of directors of multiple technology companies, including Powermat, Espro-Accoustiguide Group, Wellsense Technologies, NanoX Imaging Plc, Illumigyn Ltd, Cardiologic Innovations, Quality Inflow Ltd., and Check-Cap. Since 1974, Prof. Stone has been a member of the faculty of Columbia Law School, where he held the Wilbur Friedman Chair in Tax Law for twenty years. In addition to basic and advanced tax courses, Prof. Stone has taught in the areas of contracts, business planning and real estate planning. Among other not-for-profit organizations he has been associated with, from 2011 to 2013, Prof. Stone served as Chairman of the Conference of Presidents of Major American Jewish Organizations. Prof. Stone began his career in 1967 in private practice in Washington, D.C, and thereafter joined the staff of the Solicitor General of the United States, where from 1969 to 1973 he was Assistant to the Solicitor General. We believe Prof. Stone is qualified to serve on our Board of Directors because of his legal expertise and experience with life sciences companies. He is a graduate of Harvard College and Harvard Law School.

Rami Yehudiha has been a director of our company since September 23, 2014.  Mr. Yehudiha is a marketing and advertising executive with a particular expertise in developing and implementing campaigns utilizing cutting edge technologies and methods.  From 2004 to the present, he has served as the Founder and Chief Executive Officer of LEAD, a top ten Israeli advertising firm.  From 1997 to 2003, he served as the Chief Executive Officer at Ogilvy One Israel, a part of the WPP Group.   We believe Mr. Yehudiha is qualified to serve on our Board of Directors because of his experience in technology-based marketing. Mr. Yehudiha received his B.A. in Political Science and Economics from Tel Aviv University and an M.B.A. in Marketing from Manchester University.

Hila Karah has been a director of our company since November 23, 2014. Ms. Karah is an independent business consultant and an investor in several high-tech, biotech and Internet companies.  From 2006 to 2013, she served as a partner and Chief Investment Officer of Eurotrust Ltd., a family office.  From 2002 to 2005, she served as a research analyst at Perceptive Life Sciences Ltd., a New York-based hedge fund.  Prior to that, Ms. Karah served as research analyst at Oracle Partners Ltd., a health care-focused hedge fund.  Ms. Karah has served as a director in several private and public companies including Intec Pharma, since 2009 and Cyren Ltd since 2008. We believe Ms. Karah is qualified to serve on our Board of Directors because of her experience as an investor in and advisor to high-tech, biotech and Internet companies. Ms. Karah holds a BA in Molecular and Cell Biology from the University of California, Berkeley, and studied at the University of California, Berkeley-University of California, San Francisco Joint Medical Program.

Mr. Yehudiha and Ms. Karah were appointed to the our Board of Directors as nominees of David Edery, the lead investor in our September 2014 Private Placement, pursuant to the terms of the Securities Purchase Agreement we entered into in connection with such financing. Except for the foregoing, there are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions. There are no family relationships between any of our directors or executive officers.

Except as set forth herein, none of our directors or executive officers have been involved, in the past ten years and in a manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer, in any of those “Certain Legal Proceedings” more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws. Additionally, none of our directors or executive officers have been involved in any material proceedings to which such director or executive officer was a party adverse to our or any of its subsidiaries or has a material interest adverse to our or any of its subsidiaries.

Scientific Advisory Board

We have established a Scientific Advisory Board, whose members will be available to us to advise on our scientific and business plans and operational strategies.  Below are the biographies of our Scientific Advisory Board members:

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

Dr. William Polonsky, PhD, CDE is an internationally recognized expert in the behavioral aspects of diabetes management. Dr. Polonsky is the Founder of the Behavioral Diabetes Institute and serves as its Chief Executive Officer. Dr. Polonsky is also an Associate Clinical Professor of Psychiatry at University of California, San Diego. He served as Senior Psychologist at the Joslin Diabetes Center in Boston, faculty member at Harvard Medical School and Chairman of the National Certification Board for Diabetes Educators. Dr. Polonsky serves as a Member of Advisory Board at SweetSpot Diabetes Care, Inc. He has served on the editorial boards of numerous professional and lay publications, including Diabetes Care, Diabetes Forecast, Clinical Diabetes, Diabetes Self-Management and Diabetes Health. In addition to his professional publications, he is the author of Diabetes Burnout: What to Do When You Can't Take it Anymore, a popular book for patients published by the American Diabetes Association. In addition, he was co-editor of A CORE Curriculum for Diabetes Education and Diabetes Education Goals. Dr. Polonsky received his PhD in clinical psychology from Yale University.

Dr. Eberhard Standl has served as President of the German Diabetes Association, German Diabetes Union and International Diabetes Federation Europe as well as Vice President of the International Diabetes Federation and European Association for the Study of Diabetes (EASD).  Dr. Standl is a Professor of Medicine, specializing in endocrinology and angiology, at the Munich Diabetes Research Group e.V. at Helmholtz Centre.  His principal areas of research include diabetology, action and degradation of insulin and epidemiology of cardiovascular diabetic complications.

Dr. Paolo Pozzilli is a Professor of Endocrinology and Metabolic Diseases, Head of Department at the University Campus Bio-Medico in Rome, Italy where he is in charge of the Post-Graduate School and PhD program in Endocrinology and Diabetes.  He is also Professor of Diabetes Research at St. Bartholomew's and the London School of Medicine, Queen Mary, University of London.

Hope Warchaw, MMSc, RD, CDE, BC-ADM is a dietitian and diabetes educator for thirty-five years and is author of professional articles in leading diabetes journals and co-author of several American Diabetes Association books for healthcare professionals.  Among diabetes educators, Ms. Warshaw is a leading promoter of the Diabetes Online Community and its value to people with diabetes and their caregivers.

Dr. Paul Rosman, DO FACP FACE FACOI has served roles in industry, academia and non-profit leadership. He was Former Senior Medical Advisor at Eli Lilly & Company, has held teaching positions at Ohio University and Northeastern Ohio Universities College of Medicine, as well as served as President or Chair of American Diabetes Association, Ohio Chapter, American Association of Clinical Endocrinologists, Ohio River Chapter, and the Ohio Diabetes Prevention and Control Program at Ohio Department of Health.

Gary Scheiner, CDE MS has dedicated his professional life to improving the lives of people with insulin-dependent diabetes. Scheiner has authored six books: You Can Control Diabetes (1997), Think Like A Pancreas (2004), The Ultimate Guide to Accurate Carb Counting (2007), Get Control of Your Blood Sugar (2009), Think Like A Pancreas, 2nd edition (2011), and Until There’s A Cure (2012). Scheiner holds a BA in Psychology, an MS in Exercise Physiology, and is a Certified Diabetes Educator who trained at the Joslin Diabetes Center.

Board Committees

Our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.

Audit Committee

Our Audit Committee is comprised of Messrs. Hoenlein and McGrath, each of whom is an independent director.  Mr. McGrath is the Chairman of the Audit Committee. Mr. McGrath is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements.  For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

•	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements;

•	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board; and

•	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of the Sarbanes-Oxley Act of 2002, and make recommendations to the board regarding corporate governance issues and policy decisions.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Hoenlein and Yehudiha and Ms. Karah. Mr. Hoenlein is the Chairman of the Compensation Committee. The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed in August 2013 and is currently comprised of Prof. Stone and Messrs. Hoenlein and Yehudiha.  Prof. Stone is the Chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our company.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Prof. Stone, Messrs. Hoenlein, Yehudiha and McGrath and Ms. Karah are “independent directors” as defined in the rules of NASDAQ OMX Group, Inc. corporate governance requirements and Rule 10A-3 promulgated under the Exchange Act.

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

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature.

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

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2014.

Name and Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards	Option Awards ($)**		Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)
Erez Raphael (President and Chief Executive	2014	$147,610	(1)	—		—	$307,400	(2)	—	—	$78,147	(3)	$533,157
Officer)***	2013	$66,464	(1)	—		—	$293,200	(2)	—	—	$35,298	(3)	$394,962
	2013	$60,925	(4)	—		—	$453,000	(5)	—	—	$27,565	(6)	$541,490
Gadi Levin (Chief Financial Officer, Treasurer	2014	$114,231	(7)	—		—	$182,850	(9)	—	—	$43,310	(8)	$340,391
and Secretary)****	2013	$10,985	(7)	—		—	—		—	—	$3,100	(8)	$14,085
Oren Fuerst (Chairman of the Board)*****	2014	—		—		—	—		—	—	$16,877	(13)	$16,877
	2013	$253,887	(10)	$48,000	(11)	—	$564,822	(12)	—	—	$54,883	(13)	$921,592

*	Certain compensation paid by the company is denominated in New Israeli Shekel (“NIS”). Such compensation is calculated for purposes of this table based on the annual average currency exchange.
**	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2013 and December 31, 2014, computed in accordance with the provisions of ASC 718. Assumptions used in the calculation of this amount are included in Note 2(s) to our consolidated financial statements included in this Annual Report.
***	Since August 2013, Mr. Raphael has served as President and Chief Executive Officer of our company. During 2012, Mr. Raphael was not considered to be an executive officer.
****	Mr. Levin served as Chief Financial Officer, Treasurer and Secretary of our company from November 2013 through January 8, 2015 when he voluntarily resigned from such positions.
*****	From November 2011 to August 2013, Dr. Fuerst served as our Chairman and Chief Executive Officer. From August 2013 December 31, 2013 Dr. Fuerst served as our Executive Chairman. Beginning in January 2014 through November 23, 2014, Dr. Fuerst served as Chairman of the Board of Directors of our company.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael is entitled to a monthly salary of NIS44,000 (see further details in “Employment Agreements” below).
(2)	Mr. Raphael, upon his nomination as the President and Chief Executive Officer of our company, was granted 60,000 options pursuant to that certain 2012 Equity Incentive Plan. The options granted vest as follows: 30,000 vest on August 29, 2013 (grant date) and 30,000 vest on August 30, 2014. During 2014 Mr. Raphael was granted with additional 16,000 and 84,000 options which shall vest over a period of 2 years commencing January 7, 2014 and July 7, 2014, respectively. We may grant Mr. Raphael additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment Agreements” below).
(3)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(4)	In accordance with his first amendment to the employment agreement with our company, Mr. Raphael was entitled to a monthly salary of NIS37,500.
(5)	Mr. Raphael, during the period he served as our vice president of research and development was granted 36,000 and 4,000 options which vest over a period of 6 and 5 quarterly installments.
(6)	In addition to his salary, Mr. Raphael was entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(7)	In accordance with his employment agreement with our company, Mr. Levin was entitled to a monthly salary of NIS34,000 for the first three months of his employment and a monthly salary of NIS37,000 thereafter (see further details in “Employment Agreements” below). On October 22, 2014, we entered into an amendment to Mr. Levin’s employment agreement under which Mr. Levin’s positions became part-time for 50% of his working time for one month, and then 40% of his working time thereafter, and Mr. Levin’s monthly salary was adjusted to NIS 27,500 and NIS 22,000, respectively.
(8)	In addition to his salary, Mr. Levin was entitled to receive a leased automobile (commencing three months after November 26, 2013), and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(9)	During 2014 Mr. Levin was granted with 24,000 and 21,000 options which shall vest over a period of 2 years commencing January 7, 2014 and July 7, 2014, respectively.
(10)	In accordance with his employment agreement with our company (which was approved by our Board of Directors in March 2012), Dr. Fuerst was entitled to an annual salary of $192,000. In August 2012, upon the approval of the Compensation Committee of our Board of Directors, Dr. Fuerst’s annual salary was increased to $252,000, starting from August 2012. On January 28, 2014, we entered into an Agreement with Dr. Fuerst pursuant to which his employment with us was terminated and he agreed to serve as our Chairman of the Board (see further details in “Employment Agreements” below).

(11)	In accordance with his former employment agreement with our company, Dr. Fuerst was entitled to receive bonuses based on his achieving the following milestones: (a) $96,000 in the event we achieve data lock on at least one clinical study required for FDA and/or CE Mark regulatory approval, (b) $48,000 in the event we make a 510(k) regulatory submission with the FDA for regulatory clearance of a company product, (c) $48,000 in the event we obtain a European notified body CE Mark clearance for a company product, (d) $48,000 in the event we obtain a market clearance for a company product in a market not covered by FDA or CE with a population in excess of 100,000,000 and (e) $96,000 in the event we obtain FDA regulatory clearance for a company product. Dr. Fuerst is also entitled to receive additional bonuses for five years in connection with strategic transactions that Dr. Fuerst has helped to consummate. As of December 31, 2013, Dr. Fuerst was entitled to receive a bonus at the amount of $48,000 in light of the achieving of the second milestone described above. On January 28, 2014, we entered into an Agreement with Dr. Fuerst pursuant to which his employment with us was terminated and he agreed to serve as our Chairman of the Board (see further details in “Employment Agreements” below).
(12)	During 2013 Dr. Fuerst was granted with 40,000 which shall vest over a period of 1 year commencing March 15, 2013. On June 2013, Dr. Fuerst was granted with 40,000 options, 8,000 of these options vest on June 30, 2013 and the remaining are subject to 4 quarters vesting in equal increments commencing September 30, 2013. During 2014 Dr. Fuerst was granted with 5,000 options which shall vest by December 31, 2014 out of which 1,250 options were canceled due to his resignation from the Board of Directors of our company on November 23, 2014. These options were granted to Dr. Fuerst for his role as a non-employee director of the company and therefore was accounted as part of "Summary Director Compensation Table" below.
(13)	In addition to his salary, Dr. Fuerst was entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.

All compensation awarded to our executive officers were independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer, President and Acting Chairman of our Board of Directors – On August 30, 2013, we entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his Employment Agreement as amended, Raphael is entitled to a monthly salary of NIS44,000.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our Plan to Erez Raphael of 36,000 options to purchase shares of our common stock for an exercise price of $6.75. 6,000 of these options vested immediately and the remaining are subject to 5 quarters vesting in equal increments commencing June 30, 2013.

In June 2013, the Compensation Committee of our Board of Directors approved a grant under our Plan to Erez Raphael of 4,000 options to purchase shares of our common stock for an exercise price of $15.00. 800 of these options vest on June 30, 2013 and the remaining are subject to 4 quarters vesting in equal increments commencing September 30, 2013.

On September 3, 2013, the Compensation Committee of our Board of Directors approved a one time grant under our Plan to Mr. Raphael of 60,000 options to purchase shares of our common stock at an exercise price of $13.35. Fifty percent (50%) of such options vested immediately, and fifty percent (50%) shall vest on August 30, 2014.

In January 2014, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Erez Raphael of 16,000 options to purchase shares of our common stock for an exercise price of $9.25. Those options are subject to 8 quarters vesting in equal increments commencing April 7, 2014.

In July 2014, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Erez Raphael of 84,000 options to purchase shares of our common stock for an exercise price of $4.90. Those options are subject to 8 quarters vesting in equal increments commencing October 2014.

Mr. Raphael’s employment agreement may be terminated by us at will or upon the following events: death, disability, other events permissible under applicable Israeli severance law or for Cause (each defined under the Employment Agreement). In the event the Employment Agreement is terminated by us at will, Raphael shall be entitled to receive 6-month base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for Cause, Mr. Raphael will only be entitled to severance payment under applicable Israeli severance law.

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

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, we entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David is entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS31,200 for providing eighty percent (80%) of his working time to our company, which amount will increase to NIS39,000 should Mr. Ben David transition to full time employment. The employment agreement may be terminated at will or for Cause (as defined under his employment agreement). In the event the employment agreement is terminated by us at will, Mr. Ben David shall be entitled to receive 90 days of severance plus any required severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for Cause, Mr. Ben David will only be entitled to severance payment under applicable Israeli severance law.

The employment agreement also includes a twelve (12) month non-competition and non-solicitation, certain confidentiality covenants and assignment of any of his company-related inventions to the company. Under the terms of the employment agreement, Mr. Ben David is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life and disability insurance and mobile phone allowances.

Gadi Levin, former Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, Mr. Levin voluntarily resigned his positions with the company and will remain with the company in a consulting role through at least May 2015. Mr. Levin was replaced by Zvi Ben David. During the fiscal years ended December 31, 2014 and 2013, Mr. Levin received compensation pursuant to a Personal Employment Agreement entered with our company on November 26, 2013. Pursuant to his employment agreement, Mr. Levin was entitled to a monthly salary of NIS34,000 for his first three months of employment and NIS37,000 per month thereafter. The employment agreement included a twelve (12) month non-competition and non-solicitation, certain confidentiality covenants and assignment of any of his company-related inventions to the company. On October 22, 2014, we entered into an amendment to Mr. Levin’s employment agreement under which Mr. Levin’s positions became part-time for 50% of his working time for one month, and then 40% of his working time thereafter, and Mr. Levin’s monthly salary was adjusted to NIS 27,500 and NIS 22,000, respectively.

Under the terms of the employment agreement, Mr. Levin was entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life and disability insurance and car and mobile phone allowances.

In January 2014, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Gadi Levin of 24,000 options to purchase shares of our common stock for an exercise price of $9.25.  These options are subject to 8 quarters vesting in equal increments commencing April 7, 2014.

In July 2014, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Gadi Levin of 21,000 options to purchase shares of our common stock for an exercise price of $4.90.  These options are subject to 8 quarters vesting in equal increments commencing October 2014.

As of Mr. Levin departure date, 17,250 options from the above issuances are exercisable till April 8, 2015 and 27,750 are canceled.

Oren Fuerst, former Executive Chairman and Chairman of the Board – We entered into an at-will employment agreement with Dr. Fuerst on March 15, 2012 effective on November 1, 2011. Such agreement was amended in August 2012 to increase Dr. Fuerst’s annual base salary. Under the terms of his amended agreement, Dr. Fuerst was entitled to receive an annual base salary of $252,000. Dr. Fuerst was also entitled to receive bonuses based on his achieving the following milestones: (a) $96,000 in the event we achieve data lock on at least one clinical study required for FDA and/or CE Mark regulatory certification, (b) $48,000 in the event we make a 510(k) regulatory submission with the FDA for regulatory clearance of a company product, (c) $48,000 in the event we obtain a European notified body CE Mark clearance for a company product, (d) $48,000 in the event we obtain a market clearance for a company product in a market not covered by FDA or CE with a population in excess of 100,000,000 and (e) $96,000 in the event we obtain FDA regulatory clearance for a company product. Moreover, Dr. Fuerst was entitled to receive the following additional bonuses for five years in connection with strategic transactions of our company that Dr. Fuerst has helped to consummate as follows: (i) 5% of the revenues of the company from such transaction in the event we complete a strategic transaction with an aggregate actual or potential value of over US$1 million and less than US$10 million and (ii) 7% of the revenues of the revenues of our company from such transaction in the event we complete a strategic transaction with an aggregate actual or potential value in excess of $10 million.

In accordance with his employment agreement, upon the completion of our private placement which had its final closing on March 30, 2012, Dr. Fuerst received fully-vested options to purchase shares of our common stock equal to three percent (3%) of our issued and outstanding capital stock on an as-converted fully diluted basis (but no less than 100,000 shares). Since the trigger for the grant of such options occurred on March 30, 2012, we recognized for accounting purposes at March 31, 2012 the full compensation cost related to 109,479 options in total amount of $26,141.

In June 2012, the Compensation Committee of our Board of Directors approved a grant under our Plan to Dr. Fuerst of 150,000 options to purchase shares of our common stock (which include the 109,479 options referred to above plus 40,521 additional options). In connection with such grant, the Compensation Committee reviewed a current valuation of our company and accordingly reduced the exercise price of the options Dr. Fuerst was entitled to receive under his employment agreement from $5.00 to $2.60 per share and granted the additional 40,521 with an exercise price of $2.60. In September, 2012 the Compensation Committee of our Board of Directors clarified that 66,000 of these options vested immediately, and 84,000 are subject to 2-year vesting in equal increments on annual basis.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our Plan to Dr. Fuerst of 40,000 options to purchase shares of our common stock for an exercise price of $8.25. 20,000 of these options vested immediately and the remaining are subject to one year vesting.

On June 2013, the Compensation Committee of our Board of Directors approved a grant under our Plan to Dr. Fuerst of 40,000 options to purchase shares of our common stock for an exercise price of $15.00, 8,000 of these options vest on June 30, 2013 and the remaining are subject to 4 quarters vesting in equal increments commencing September 30, 2013.

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

On May 7, 2014 our Board of Directors approved the 2014 grant of the Annual Directors options with 5,000 options granted to each of our non-employee directors. These options have an exercise price of $6.95 and shall vest in quarterly arrears. They also have a cashless exercise feature and a ten (10) year term. Dr. Fuerst was granted such options as a non-employee director since his formal employment status concluded on December 31, 2013.

On November 23, 2014, Dr. Fuerst resigned from his position as Chairman of the Board of Directors.

As of his resignation date, 233,750 options from the above issuances are exercisable and 1,250 are canceled.

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

Outstanding Equity Awards at Fiscal Year-End Option Awards

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Erez Raphael (President and Chief Executive Officer)	36,000		-	-	$6.75	March 14, 2023
	4,000		-	-	15.00	June 5, 2023
	60,000		-	-	13.35	August 28, 2023
	6,000		10,000	-	9.25	January 6, 2024
	10,500		73,500	-	4.90	July 6, 2024

Gadi Levin (Chief Financial Officer, Treasurer and Secretary)	9,000		15,000	-	$9.25	January 6, 2024
	2,625		18,375	-	4.90	July 6, 2024

Oren Fuerst (former Executive Chairman)	150,000		-	-	$2.60	June 21, 2017
	40,000		-	-	8.25	March 14, 2023
	40,000		-	-	15.00	June 5, 2023
	3,750	*	-	-	6.95	May 6, 2024

Total Option Shares	361,875		116,875	-

* Represents options granted to Dr. Fuerst for his role as non-employee director of our company

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. McGrath, Hoenlein and Yehudiha, Prof. Stone Ms. Karah) will receive the following cash payments for each fiscal year: (i) $25,000 per year, to be paid quarterly in arrears and (ii) $16,000 for Board committee service, to be paid quarterly in arrears; provided, however, that for our fiscal years ended December 31, 2013 and 2014, such quarterly payments and committee meeting fees shall accrue and shall be payable upon the approval of Mr. Raphael at such time when our company is adequately capitalized in his reasonable discretion.

Option Awards

Beginning with our fiscal year ended December 31, 2013 and for each fiscal year thereafter, each of our non-employee directors will receive 5,000 options to purchase shares of common stock (which we refer to as the Annual Director Options). The Annual Director Options will be confirmed (together with the exercise price for such options) at the first meeting of our Board of Directors for each fiscal year and shall vest quarterly in arrears. The exercise price per share for the 2013 Annual Director Options (approved in March 2013) was $7.50 per share. Annual Director Options shall have ten (10) year terms and, unless otherwise approved by Compensation Committee of our Board of Directors, shall not be issued under our Plan or any successor to such plan.

In March 2013, each of our non-employee directors as of such date was given a one-time grant of 30,000 fully vested, 10-year options to purchase shares of common stock, which options have an exercise price of $7.50 per share. In addition, as part of the initial grants of options under our Plan approved by the Compensation Committee of our Board of Directors in June 2012, two of our three independent directors at the time of such grant (Malcolm Hoenlein and Prof. Nahum Melumad) were each granted 40,000 options with an exercise price of $2.35 per share. In each case, 20,000 of such options vested immediately and the remaining 20,000 options are subject to 2-year vesting in equal increments on quarterly basis.

On May 7, 2014 our Board of Directors approved the 2014 grant of the Annual Directors options with 5,000 options granted to our non-employee directors. These options have an exercise price of $6.95 and shall vest in quarterly arrears. They also have a cashless exercise feature and a ten (10) year term. On the same date, the Board of Directors also approved a one-time grant of fully-vested 30,000 options to Mr. McGrath and Prof. Kaplan in their capacities as non-employee directors. These options have an exercise price of $6.95. They also have a cashless exercise feature and a ten (10) year term.

On July 7, 2014, the Board of Directors approved a one-time grant of fully-vested 30,000 options to Prof. Stone in his capacity as a non-employee director. These options have an exercise price of $4.90. They also have a cashless exercise feature and a ten (10) year term.

Both the annual directors options as well as the one-time options granted were not issued under our Plan. All annual director options or other equity incentives issued under our non-employee director remuneration policy shall be deemed to have been issued under an “employee benefit plan” as defined in Rule 405 promulgated under the Securities Act.

Compensation Committee Review

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal years ended December 31, 2014 and 2013:

Name and Principal		Fees Paid or Earned in Cash	Stock	Option Awards	Non-equity incentive plan	Non- qualified incentive plan	All Other Compensation
Position	Year	($)	Awards	($)*	compensation	compensation	($)	Total ($)
Malcolm Hoenlein	2014	$41,000	—	$17,500	—	—	—	$58,500
	2013	$41,000	—	$229,500	—	—	—	$270,500

Dennis McGrath	2014	$41,000	—	119,500	—	—	—	$160,500
	2013	$5,504	—	—	—	—	—	$5,504

Prof. Richard B. Stone	2014	$13,738	—	$70,500	—	—	—	$84,238
	2013	$—	—	$—	—	—	—	$—

Rami Yehudiha	2014	$11,049	—	$—	—	—	—	$11,049
	2013	$—	—	$—	—	—	—	$—

Dr. Peter M. Kash**	2014	$2,603	—	$—	—	—	—	$2,603
	2013	$—	—	$—	—	—	—	$—

Hila Karah	2014	$4,268	—	$—	—	—	—	$4,268
	2013	$—	—	$—	—	—	—	$—

Dr. Oren Fuerst***	2014	$89,795	—	$13,125	—	—	—	$102,920
	2013	$—	—	$—	—	—	—	$—

Dr. Steven A. Kaplan****	2014	$13,853	—	$115,125	—	—	—	$128,978
	2013	$—	—	$—	—	—	—	$—

Adam K. Stern *****	2014	$8,510	—	$—	—	—	—	$8,510
	2013	$25,000	—	$229,500	—	—	—	$254,500

Dr. David Weintraub*****	2014	$16,653	—	$4,375	—	—	—	$21,028
	2013	$41,000	—	$229,500	—	—	—	$270,500

*	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2013 and December 31, 2014, computed in accordance with the provisions of ASC 718. Assumptions used in the calculation of this amount are included in Note 2(s) to our consolidated financial statements included in this Annual Report.
**	On February 23, 2015, Dr. Kash resigned from the Board of Directors.
***	On November 23, 2014, Dr. Fuerst resigned from the Board of Directors.
****	On November 21, 2014, Dr. Kaplan resigned from the Board of Directors.
*****	On May 3, 2014, Adam K. Stern resigned from the Board of Directors.
******	On May 27, 2014, Dr. David Weintraub resigned from the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors; and
•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

		Percent of
	Shares of Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	141,500	*
Zvi Ben David (3)	1,726,000	6.06%
Malcolm Hoenlein (4)	80,000	*
Dennis M. McGrath (5)	35,000	*
Prof. Richard B. Stone (6)	1,696,667	5.95%
Rami Yehudiha (7)	-	-
Hila Karah (8)	-	-
All Executive Officers and Directors as a group (7 persons)	3,679,167	12.93%
5% Stockholders
Dicilyon Consulting and Investment Ltd.(9)	11,352,171	28.91%

*  Less than 1%.

*	Less than 1%.

(1)	Percentage ownership is based on 27,917,267 shares of our common stock outstanding as of the date of this Annual Report and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the date of this Annual Report.
(2)	Erez Raphael is our President and Chief Executive Officer. Includes 141,500 vested options to purchase common stock held by Mr. Raphael. Excludes 58,500 options which are not vested.
(3)	Zvi Ben David is our Chief Financial Officer, Treasurer and Secretary. Includes 1,150,000 shares of common stock and 575,000 warrants to purchase common stock issued to Mr. Ben David as part of a private placement issuance which had its closing on February 25, 2015 and 1,000 common stock Mr. Ben David purchased privately.
(4)	Malcolm Hoenlein is a director of our company. Includes 80,000 vested options to purchase common stock held by Mr. Hoenlein.
(5)	Dennis M. McGrath is a director of our company. Includes 35,000 vested options to purchase common stock held by Mr. McGrath.
(6)	Richard B. Stone is a director of our company. Includes 1,111,111 shares of common stock and 555,556 warrants to purchase common stock issued to Mr. Stone as part of a private placement issuance which had its closing on March 16, 2015. Also includes 30,000 vested options to purchase common stock held by Prof. Stone.
(7)	Rami Yehudiha is a director of our company.
(8)	Hila Karah is a director of our company.
(9)	Dicilyon Consulting and Investment Ltd. holds 30,000 shares of our Series A Convertible Preferred Stock which are currently convertible into 7,568,114 shares of our common stock and 3,784,057 warrants to purchase common stock. David Edery is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd.

Item 13.	Certain Relationships and Related Party Transactions

On September 23, 2014, we entered into and closed the transactions contemplated by a definitive Securities Purchase Agreement. The lead investor in the financing memorialized in such agreement was Dicilyon Consulting and Investment Ltd., an affiliate of Israeli investor David Edery. Pursuant to the Securities Purchase Agreement, Mr. Edery’s company has the right, for so long as it holds 25%, 15% and 10% of the outstanding shares of the our common stock, to appoint, respectively, three, two or one member of our seven person Board of Directors. Mr. Edery’s company currently holds the right to appoint three members of the Board of Directors. In connection with the closing of the transactions contemplated by the Securities Purchase Agreement, Mr. Edery’s company appointed Rami Yehudiha to serve as a member of the Board of Directors and on November 18, 2014, Mr. Edery’s company exercised its right to appoint two members to the Board of Directors by requesting that Dr. Oren Fuerst and Dr. Steven A. Kaplan resign from the Board of Directors. Accordingly, Dr. Kaplan resigned from the Board of Directors effective as of November 21, 2014 and Dr. Fuerst resigned from the Board of Directors effective as of November 23, 2014. On November 23, 2014, the remaining members of the Board of Directors acted by unanimous written consent to name two appointees of Mr. Edery’s company, Dr. Peter M. Kash and Ms. Hila Karah, as members of the Board of Directors. On February 25, 2015, Dr. Peter M. Kash resigned from his position as a member of the Board of Directors from personal reasons.

Statement of Policy

All transactions (if any) between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

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

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2014 and December 31, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2014	December 31, 2013
Audit Fees	$83,000	$90,000
Audited Related Fees	$-	$-
Tax Fees	$17,000	$22,357
All Other Fees	$12,000	$15,500

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Certificate of Amendment to the Certificate of Incorporation (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (4)
3.5	Bylaws (5)
4.1	Form of Warrant issued to investors in the Company’s 2011-2012 private placement (current exercise price of $0.66) (6)
4.2	Warrant for shares of common stock (current exercise price of $0.66) issued to Spencer Trask Ventures, Inc. (7)
4.3	Warrant for shares of common stock (current exercise price of $0.55) issued to Spencer Trask Ventures, Inc. (8)
4.4	Form of Warrant issued to investors in the Company’s August 2012 private placement (9)
4.5	Form of Finder Warrant issued in connection with the Company’s October 2012 private placement (10)
4.6	Form of Warrant issued to investors in the Company’s May 2013 private placement (11)
4.7	2012 Equity Incentive Plan of the Company (12)
4.8	Registration Rights Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (13)
4.9	Form of Warrant issued to investors in the Company’s September 2014 private placement (14)
4.10	Registration Rights Agreement, dated as of September 24, 2014, by and among the Company and the Purchasers named therein in connection with the Company’s September 2014 Private Placement (15)
4.11	Amendment to 2012 Equity Incentive Plan of the Company (16)
4.12	Form of Series A Warrant issued to investors in the Company’s February 2015 private placement (34)
4.13	Form of Series B Warrant issued to investors in the Company’s February 2015 private placement (34)
4.14	Registration Rights Agreement, dated as of February 25, 2015, by and among the Company and the Purchasers named therein in connection with the Company’s February 2015 Private Placement (34)
10.1	Employment Agreement, dated March 15, 2012, between the Company and Oren Fuerst (17)
10.2	Employment Agreement, dated October 11, 2012, between Labstyle Innovation Ltd. and Erez Raphael (18)
10.3	Amendment to Employment Agreement, dated August 8, 2012, between the Company and Oren Fuerst (19)
10.4	Amendment to Employment Agreement, dated April 1, 2013, between Labstyle Innovation Ltd. and Erez Raphael (20)
10.5	Amendment to Employment Agreement, dated August 30, 2013, between Labstyle Innovation Ltd. and Erez Raphael (21)
10.6	Form of Securities Purchase Agreement for the Company’s August 2012 private placement (22)

10.7	Addendum to Securities Purchase Agreement, dated February 11, 2013, for the Company’s August 2012 private placement (23)
10.8	Form of Subscription Agreement for the Company’s October 2012 private placement (24)
10.9	Distribution Agreement, dated April 25, 2013, by and between Labstyle Innovation Ltd. and Farla Medical Limited (25)
10.10	Form of Subscription Agreement for the Company’s May 2013 private placement (26)
10.11	Employment Agreement, dated November 26, 2013, between Labstyle Innovation Ltd. and Gadi Levin (27)
10.12	Agreement, dated January 28, 2014, between the Company and Dr. Oren Fuerst (28)
10.13	Securities Purchase Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (29)
10.14	Amendment, dated as of March 20, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (30)
10.15	Form of Amendment and Exchange Agreement, dated August 15, 2014, entered into between the Company and the several investors in the Company’s February 2014 Private Placement (31)
10.16	Securities Purchase Agreement, dated as of September 24, 2014, by and among the Company and the Purchaser named therein in connection with the Company’s September 2014 Private Placement (32)
10.17	Personal Employment Agreement, dated January 8, 2015, between Labstyle Innovation Ltd. and Zvi Ben David (33)
10.18	Securities Purchase Agreement, dated as of February 25, 2015, by and among the Company and the Purchaser named therein in connection with the Company’s February 2015 Private Placement (34)
21.1	List of Subsidiaries of the Company*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*#
101	Interactive Data File (XBRL).*

*	Filed herewith
#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed October 10, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 24, 2014.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2013.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 13, 2014.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 24, 2014.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 24, 2014.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2014.
(17)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(19)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(23)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed February 12, 2013.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 30, 2013.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2013.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed November 29, 2013.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 3, 2014.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 13, 2014.
(30)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed March 20, 2014.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2014.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 24, 2014.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2015.

(34)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 26, 2015.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LABSTYLE INNOVATIONS CORP.

We have audited the accompanying consolidated balance sheets of LabStyle Innovations Corp. (the "Company") and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has recurring losses from operations and has a net accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 24, 2015	A Member of Ernst & Young Global

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,453	$2,263
Restricted cash	-	38
Short-term bank deposits	83	154
Inventories	234	-
Other accounts receivable and prepaid expenses	286	475

Total current assets	2,056	2,930

LEASE DEPOSITS	47	41

PROPERTY AND EQUIPMENT, NET	978	1,145

Total assets	$3,081	$4,116

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Trade payables	$708	$586
Other accounts payable and accrued expenses	908	920

Total current liabilities	1,616	1,506

LIABILITY RELATED TO WARRANTS	4,003	2,696

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at December 31, 2014 and 2013; Issued and Outstanding: 41,652 shares and none at December 31, 2014 and 2013, respectively; Aggregate liquidation preference of $4,165 and none at December 31, 2014 and 2013, respectively	2,757	-

STOCKHOLDERS' DEFICIT
Common Stock of $0.0001 par value - Authorized: 80,000,000 and 45,000,000 shares at December 31, 2014 and 2013, respectively; Issued and Outstanding: 16,233,430 and 4,014,381 shares at December 31, 2014 and 2013, respectively	2	*)
Preferred Stock of $0.0001 par value - Authorized: 4,940,000 and 5,000,000 shares at December 31, 2014 and 2013, respectively; Issued and Outstanding: None at December 31, 2014 and 2013	-	-
Additional paid-in capital	30,761	19,917
Accumulated deficit	(36,058)	(20,003)

Total stockholders' deficit	(5,295)	(86)

Total liabilities and stockholders' deficit	$3,081	$4,116

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended December 31,
	2014	2013

Revenues	$51	$-
Cost of revenues	2,274	-
Impairment of production line	489	-

Gross loss	2,712	-

Operating expenses:
Research and development	$3,943	$4,912
Sales, Marketing and pre-production costs	1,063	2,354
General and administrative	3,640	6,296

Total operating expenses	8,646	13,562

Operating loss	11,358	13,562

Financial expenses, net:
Revaluation of fair value of warrants	(2,194)	293
Other financial expenses, net	3,713	76

Total financial expenses, net	1,519	369

Net loss	$12,877	$13,931

Deemed dividend related to exchange agreement	279	-
Deemed dividend related to Series A Preferred Stock	2,899	-

Net loss attributable to holders of Common Stock	$16,055	$13,931

Net loss per share:

Basic and diluted loss per share	$1.85	$3.80
Weighted average number of Common Stock used in computing basic and diluted net loss per share	8,678,953	3,662,615

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except stock and stock data)

	Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	deficiency

Balance as of December 31, 2012	2,909,554	$	*) -	$5,002	$(6,072)	$(1,070)

Issuance of common stock and warrants in February and June 2013 at $5.00 per unit, net of issuance cost	200,005		*) -	996	-	996
Cost related to issuance of common stock to service provider	41,667		*) -	488	-	488
Cost related to issuance of warrants to service provider in March and May 2013	-		-	523	-	523
Issuance of common stock and warrants in April and May 2013 at $12.50 per unit, net of issuance cost	800,000		*) -	8,987	-	8,987
Exercise of warrants	60,155		*) -	708	-	708
Exercise of options	3,000		*) -	*) -	-	*)
Stock-based compensation	-		-	3,213	-	3,213
Net loss	-		-	-	(13,931)	(13,931)

Balance as of December 31, 2013	4,014,478	$	*)	$19,917	$(20,003)	$(86)

Issuance of Common Stock in February 2014 at $2.75 per unit, net of issuance cost	445,392		*) -	1,013	-	1,013
Issuance of Common Stock in July 2014 upon reset price mechanism	496,884		*) -	*) -	-	*) -
Deemed dividend related to exchange agreement	-		-	279	(279)	-
Issuance of additional shares upon Exchange Agreement in August 2014	10,957,515		2	4,556	-	4,558
Deemed dividend related to Series A Preferred Stock	-		-	2,899	(2,899)	-
Conversion of Series A Preferred Stock	176,137		*) -	46	-	46
Exercise of warrants	68,524		*) -	352	-	352
Exercise of options	74,500		*) -	7	-	7
Stock-based compensation	-		-	1,692	-	1,692
Net loss	-		-	-	(12,877)	(12,877)

Balance as of December 31, 2014	16,233,430		$2	$30,761	$(36,058)	$(5,295)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,877)	$(13,931)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and restricted shares	1,692	4,224
Issuance cost related to warrants to investors and service provider	533	-
Depreciation	549	839
Write-off of a production line	489	-
Decrease in other accounts receivable and prepaid expenses	158	2
Increase in inventories	(234)	-
Decrease (increase) in trade payables	(186)	271
Decrease in other accounts payable and accrued expenses	365	603
Incremental value to February 2014 Investors that resulted from Exchange Agreement	3,124	-
Change in the fair value of warrants to purchase shares of Common Stock	(2,194)	293
Others	-	98

Net cash used in operating activities	(8,581)	(7,601)

Cash flows from investing activities:
Investment in short-term bank deposits	(91)	(162)
Proceeds of maturities of short-term bank deposit	231	14
Investment in lease deposit	(6)	(92)
Purchase of property and equipment	(563)	(1,400)

Net cash used in investing activities	(429)	(1,640)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	3,754	9,982
Proceeds from issuance of Series A Preferred Stock and warrants, net of issuance cost	4,096	-
Proceeds from exercise of options and warrants	350	292

Net cash provided by financing activities	8,200	10,274

Increase (decrease) in cash and cash equivalents	(810)	1,033
Cash and cash equivalents at beginning of year	2,263	1,230

Cash and cash equivalents at end of year	$1,453	$2,263

Non-cash investing and financing activities:

Purchase of property and equipment	$308	$64

Conversion of liability related to warrants to common stock	$9	$416

Conversation of Series A Preferred Stock	$46	$-

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

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd."), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company ("LabStyle US"), which was established in 2014 in anticipation of U.S. operations for the Company.

b.	During the year ended December 31, 2014, the Company incurred operating losses and negative cash flows from operating activities amounting to $11,358 and $8,581, respectively. The Company will be required to obtain additional capital resources in the near term to support its products commercialization, ramp up manufacturing and maintain its research and development activities. The Company is addressing its liquidity needs by seeking for additional funding from public and/or private sources and by commencing its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

Subsequent to the balance sheet date, in February and March 2015, the Company raised funds through a private placement issuance of an aggregate of 11,286,444 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) and warrants to purchase an aggregate of 5,643,226 shares of Common Stock for total gross consideration of approximately $2 million (see also Note 12). According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into July 2015.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

c.	On January 7, 2014, the Company announced the filing of a Premarket Notification Application (known as a 510(k) application) for the Dario™ blood glucose monitoring system with the U.S. Food and Drug Administration ("FDA") to notify the FDA of the Company’s intention to market the Dario™ in the United States. The Company is planning for other regulatory filings in other jurisdictions.

d.	On March 2014, the Company commenced a soft launch of Dario™ devices. The Company’s first shipments to distributers commenced in late March 2014 in selected jurisdictions including, the United Kingdom, Netherland and New Zealand. The Company received CE mark certification for the Dario™ Smart Meter in September 2013.

e.	On April 28, 2014 the Company received a national approval and regional reimbursement for the Dario™ in Italy. On June 25, 2014, the Company received reimbursement status for strips and lancets to be utilized together with Dario™, effective September 1, 2014 in England, Wales, Scotland and Northern Ireland. In December 2014, the Company was granted reimbursement status for the Dario™ test strips in Australia.

f.	On May 1, 2014, the Company announced the receipt of a U.S Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. Such patent was issued in the U.S. in August 2014.

g.	On July 2014, the Company received an approval from Israel's Ministry of Health to sell the Dario™ for diabetes in Israel.

h.	On June 17, 2014, the Company held its 2014 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company's Certificate of Incorporation ("COI") to increase the number of authorized shares of Common Stock from 45,000,000 to 80,000,000 and to effect a reverse stock split of the Common Stock at a ratio of between one-for-two and one-for-five with such ratio to be determined at the sole discretion of the Company's Board of Directors (the "Reverse Split").

On September 18, 2014, the Company's Board of Directors approved the Reverse Split at a ratio of one-for-five. Such Reverse Split was implemented on October 6, 2014. The amount of authorized Common Stock as well as the par value for the Common Stock was not affected. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars ("dollar" or "dollars"):

The accompanying consolidated financial statements have been prepared in dollars.

The Company’s financing activities are incurred in U.S. dollars. Although a portion of Ltd.'s expenses are denominated in New Israeli Shekels ("NIS") (mostly salaries and rent), a substantial portion of its expenses are denominated in dollars. The Company's management believes that the currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the dollar; thus, the dollar is the functional currency of the Company.

Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with ASC No. 830, "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statement of comprehensive loss as financial income or expenses, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company, Ltd. and LabStyle US. All intercompany balances and transactions have been eliminated upon consolidation.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.	Restricted cash:

Restricted cash is invested in a bank deposit, which is pledged in favor of the bank as a security for the Company's credit card.

f.	Short-term bank deposits:

Short-term bank deposits are deposits with maturities of more than three months and up to one year. The short-term bank deposits are denominated in NIS and bear interest at an average rate of 0.42% and 1.09% as of December 31, 2014 and 2013, respectively. The short-term bank deposits are presented at their cost, including accrued interest.

g.	Inventories:

Inventories are stated at the lower of cost plus allocable indirect manufacturing costs or net realized value. Cost is determined on a "moving average" basis. Inventory write-downs are provided to cover technological obsolescence, excess inventories and discontinued products.

Inventory write-down is also measured as the difference between the cost of the inventory and net realized value based upon assumptions about future demand, and is charged to the cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Total write-off during the year ended December 31, 2014 amounted to $1,046.

h.	Long-term lease deposits:

Long-term lease deposit includes long-term deposits for car lease.

i.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%

Computers, and peripheral equipment	15-33
Office furniture and equipment	6
Production lines	20-100
Leasehold improvements	Over the shorter of the lease term or useful economic life

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Impairment of long-lived assets:

Property and equipment are reviewed for impairment in accordance with ASC No. 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2013, no impairment losses have been recorded. During the year ended December 31, 2014, the Company decided to cease the operation of one of its production lines and thus performed a recoverability test for such facility. In conjunction with this analysis, the Company recorded a non-cash charge with respect to impairment of its production line amounted to $489 in accordance with ASC No. 360. This charge was recorded as separate line in the consolidated statements of comprehensive loss.

Subsequent to the balance sheet date, the Company entered into a separation agreement with the subcontractor according to which the parties agreed that this production line will no longer be in the Company’s possession and following such, neither party will have any further performance, payment or any liability obligation with respect to each other. This agreement had no material effect over the Company’s consolidated financial statements.

k.	Revenue recognition:

The Company derives revenues from the sale of its Dario™ Smart Meter and its related device-specific disposables test strip cartridges and lancets through independent distributers. The Dario™ software application is offered for a free download and the Company does not obtain a recurring hosting commitment towards the end users relating specifically to the application.

Revenues from product sales are recognized in accordance with ASC 605-10 "Revenue Recognition", when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company generally has a standard contract with its distributors. According to the agreements, all sales to distributors are final, no rights of return or price protection right is granted to such distributors and the Company is not a party of the agreements between distributors and their customers. In certain arrangement, the Company has granted to the distributors limited rights of return on unsold products.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Through December 31, 2014, product sales to distributors are recognized as revenues upon receipt of payment unless the distributer has a right of return on unsold products. The Company will apply this policy until it will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

Deferred revenues include advances and payments received from customers, for which revenue has not yet been recognized.

Company’s shipping and handling costs are included in cost of revenues.

l.	Cost of revenues:

Cost of revenues is comprised of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related equipment costs used in production, shipping and handling costs and inventory write-downs.

m.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits and other accounts receivable and prepaid expenses.

The majority of cash and cash equivalents of the Company and its subsidiaries are invested in deposits and current accounts with major U.S. and Israeli banks. Such cash and cash equivalents may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents may be redeemed and therefore a minimal credit risk exists with respect to these deposits and investments.

n.	Income taxes:

The Company accounts for income taxes in accordance with ASC No. 740, "Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2014 and 2013, a full valuation allowance was provided by the Company.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

o.	Research and development costs:

Research and development costs are charged to the statement of comprehensive loss, as incurred.

p.	Advertising expenses:

Advertising expenses are charged to the statement of comprehensive loss, as incurred. For the year ended December 31, 2014 and 2013, advertising expenses amounted $126 and $175, respectively.

q.	Series A Preferred Stock:

The Company classifies the Series A Preferred Stock (as defined in Note 9d) outside of Stockholders' deficit because certain features of the COI would require redemption of some or all of the Series A Preferred Stock upon events not solely within the control of the Company.

r.	Warrants:

The Company accounts for certain warrants held by investors and the Company’s previous placement agent and its permitted designees which include priced-based anti-dilution protection or certain net settlement cash feature and liquidated damages penalties as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815"), which provides new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial income or expense.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation" ("ASC 718"), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatilities of similar entities in the related sector index until the Company's own volatility data will be reliable. The expected option term represents the period that the Company's stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

Until the Company received a ticker symbol for its Common Stock and caused the Common Stock to be eligible for trading on April 9, 2013, The fair value of the shares of Common Stock underlying the options and warrants granted through such date, had been determined by the Company's management with assistance of an independent valuation firm by applying of market approach using recent third-party transactions in the equity of the Company.

t.	Fair value of financial instruments:

The Company applies ASC 820, "Fair Value Measurements and Disclosures". Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The carrying amounts of cash and cash equivalents, short-term bank deposits, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Warrants are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

u.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year, plus dilutive potential Common Stock considered outstanding during the year, in accordance with ASC topic 260, "Earnings Per Share".

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 8,243,762 and 2,171,714 for the year ended December 31, 2014 and 2013, respectively.

v.	Severance pay:

Since inception date, all of Ltd.'s employees who are entitled to receive severance pay in accordance with the applicable law in Israel are included under section 14 of the Israeli Severance Compensation Law ("Section 14"). Under this section, they are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf with insurance companies. Payments in accordance with Section 14 release Ltd. from any future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company's balance sheet

w.	Legal and other contingencies:

The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. The Company is currently not involved in any claims and legal proceedings.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

x.	Impact of recently issued accounting pronouncements:

In June 2014 the Financial Accounting Standards Board ("FASB") issued Update No. 2014-10 Development Stage Entities (Topic 915): "Elimination of Certain Financial Reporting Requirements", Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of comprehensive loss, cash flows, and stockholder deficiency, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective prospectively for reporting periods beginning after December 15, 2014 early adoption is permitted. Although the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Act of 2012, since early adoption is permitted the Company chose to early adopt the update commencing June 30, 2014 consolidated financial statement.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), "Presentation of Financial Statements-Going Concern" (Subtopic 205-40): "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2014	2013

Prepaid expenses	$159	$423
Government authorities	33	52
Deferred charges (*)	94	-

	$286	$475

(*)	Refer to inventory delivered to customers but for which revenue criteria have not been met yet.

NOTE 4:-	INVENTORIES

	December 31,
	2014	2013

Raw materials	$68	$-
Finished products	166	-

	$234	$-

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2014	2013
Cost:

Computers and peripheral equipment	$194	$138
Office furniture and equipment	62	62
Production lines	813	1,769
Leasehold improvement	6	-

	1,075	1,969
Accumulated depreciation:

Computers and peripheral equipment	88	37
Office furniture and equipment	7	3
Production lines	-	784
Leasehold improvement	2	-

	97	824

Property and equipment, net	$978	$1,145

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	PROPERTY AND EQUIPMENT, NET (Cont.)

Depreciation expenses for the year ended December 31, 2014 and 2013 amounted to $549 and $839, respectively. In addition, during the year ended December 31, 2014, the Company recorded losses from write-off of one production line, which ceased to be used in operations amounted to $489.

NOTE 6:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2014	2013

Employees and payroll accruals	$205	$329
Accrued expenses	679	591
Deferred revenues	24	-

	$908	$920

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The facilities and motor vehicles of Ltd. are leased under several operating lease agreements.

Ltd. is party to a lease agreement in Israel for its offices for a period of 36 months commencing January 1, 2014 and scheduled to expire on December 31, 2016.

Commencing November 13, 2011 and through the year ended 2014, Ltd. entered into several motor vehicle lease agreement for a period of 36 months. As of December 31, 2014 the Company maintains 13 leased cars.

As of December 31, 2014, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of ended December 31,	Facilities	Motor vehicles	Total

2015	$135	$112	$247
2016	135	62	197
2017	-	20	20

	$270	$194	$464

Facility and motor vehicle lease expenses for the year ended December 31, 2014 and 2013 were $273 and $468, respectively.

b.	As of December 31, 2014, Ltd. established guarantees to cover rent agreements and credit cards commitments amounted to $58 and $23, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	TAXES ON INCOME

a.	The Company and Ltd. are separately taxed under the domestic tax laws of the state of incorporation of each entity. LabStyle US is a pass through entity for U.S. income tax purposes.

b.	Tax rates applicable to Ltd.:

On July 30, 2013, the Israeli Parliament (the Knesset) approved the second and third readings of the Economic Plan for 2013-2014 which includes, among other items, raising the Israeli corporate tax rate from 25% to 26.5%.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2014 in the amount of approximately $13,076. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2014, the Company had a U.S. federal net operating loss carry forward of approximately $4,086 that can be carried forward and offset against taxable income and that expires during the years 2031 to 2034. Utilization of U.S. loss carry forward may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of losses before utilization.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:

Net operating loss carry forward	$5,099	$3,101
Temporary differences	927	942

Deferred tax assets before valuation allowance	6,026	4,043
Valuation allowance	(6,026)	(4,043)

Net deferred tax asset	$-	$-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	TAXES ON INCOME (Cont.)

The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $1,983 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

e.	Loss before taxes on income consists of the following:

	Year ended December 31,
	2014	2013

Domestic	$3,598	$4,340
Foreign	9,279	9,591

	$12,877	$13,931

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared in the discretion of the Company’s Board of Directors, to participate in the balance of the Company's assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them. Except for contractual rights of certain investors, the holders of Common Stock has no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

b.	The holders of Series A Preferred Stock have rights, preferences and privileges, as follows:

Liquidation preference - Based on preference of distribution, the holders of Series A Preferred Stock shall be entitled to receive, out of funds legally available thereof, as determined by the Company's Board of Directors, dividends at an amount per share which is equal (on an as converted to Common Stock basis) to and in the same form as dividends actually paid on shares of Common Stock, as and if such dividends are paid on shares of Common Stock.

Based on preference of any distribution, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, including, without limitation, upon any deemed liquidation as determined in the COI, the Company's assets or surplus funds legally available for distribution shall be distributed to the holders of Series A Preferred Stock pursuant to which each Series A Preferred Stock will be entitled to receive the original issue price paid by each Series A Preferred stockholder, plus all accrued but unpaid dividends for each share of Common Stock. The aggregate liquidation preference as of December 31, 2014 amounted to $4,165.

Preemptive rights - One Series A Preferred Stockholder shall have preemptive right to participate in future financings for a period two years in an amount necessary to maintain such investor fully-diluted percentage interest in the Company.

Voting - Each stockholder shall have one vote for each Common Stock held by such stockholder of record or such Common Stock as would be held by each holder of Series A Preferred Stock if all shares of Series A Preferred Stock were converted to Common Stock at the then effective conversion rate, on every resolution.

Conversion - Each holder of a Series A Preferred Stock shall be entitled to convert, at any time and from time to time, and without payment of additional consideration, into such number of fully paid and non-assessable shares of Common Stock in ratio as determined in the COI. The conversion price shall be subject to standard anti-dilution adjustments as described in the COI.

Upon the written election of the holders of a majority of the outstanding Series A Preferred Stock, all shares of Series A Preferred Stock shall automatically be converted into fully paid and non-assessable shares of Common Stock.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

c.	On February 18, 2014, the Company consummated the February 2014 Private Placement with institutional and other accredited investors (the "February 2014 Investors"), pursuant to which the Company issued units comprised of an aggregate of (i) 445,392 shares of Common Stock (the "February 2014 Shares") and (ii) warrants initially exercisable to purchase an aggregate of 334,044 shares of Common Stock (the "February 2014 Warrants"). The price per unit issued in this offering was $9.40, yielding proceeds of approximately $3,754 net of issuance costs.

The placement agent in the February 2014 Private Placement received in addition to cash fees, the right to receive warrants to purchase 28,977 shares of Common Stock having the same terms and conditions as the February 2014 Warrants.

Pursuant to the terms of the February 2014 Private Placement, the Company was required to issue additional shares of Common Stock (the "Adjustment Shares") to the February 2014 Investors at a specified time in the event that the price per share of Common Stock issued in the February 2014 Private Placement was greater than the price per share of Common Stock, calculated as 90% of the average of the ten lowest weighted average prices of Common Stock during the twenty trading day period starting immediately following the earlier of the date on which the February 2014 Shares, shares of Common Stock underlying the February 2014 Warrants and Adjustment Shares were registered for resale with the SEC or were able to be sold without restriction under Rule 144 under the Securities Act (the "Reset Price"); provided, that, subject to the terms and conditions of the February 2014 Private Placement, the Company was required to issue further additional shares of Common Stock at one or more additional specified times if the shares of Common Stock issued in the February 2014 Private Placement were not freely tradable for certain specified minimum periods.

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

Based on the aforementioned terms the February 2014 Warrants have been accounted for as liability according to the provisions of ASC 815-40 amounted to $3,230.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

In connection with the February 2014 Private Placement, the Company also entered into a Registration Rights Agreement (the "RRA") with the February 2014 Investors. Pursuant to the terms of the RRA, the Company granted to the February 2014 Investors certain registration rights related to the February 2014 Shares, Warrants and the Adjustment Shares issued and issuable in this private placement. According to the RRA, the Company was required to file a registration statement for the resale of the shares of Common Stock underlying the February 2014 Warrants and Adjustment Shares within 30 days following the closing date of the February 2014 Private Placement and to use its reasonable best efforts to cause such registration statement to be declared effective within 60 days following the closing date (or 120 days following the closing date if the SEC reviewed the registration statement). The Company was subject to potential liquidated damages to each February 2014 Investor of up to nine percent (the "Registration Fee") of the pro-rata purchase price of the Shares for failure to meet its registration obligations under the RRA.

On March 20, 2014, the Company filed a registration statement (the "Third Registration Statement") with the Securities and Exchange Commission (the "SEC") covering the public resale of up to 779,436 shares of Common Stock, par value $0.0001 per share (including 334,044 shares of Common Stock underlying warrants) previously issued to the investors from the February 2014 Private Placement. The Third Registration Statement was declared effective on June 3, 2014.

Following the effectiveness of the Third Registration Statement, and in accordance with the terms of the February 2014 Private Placement, on July 2, 2014 the Company issued 496,884 Adjustments Shares based on a reset price of $4.45 to the February 2014 Investors. In addition, the exercise price for the investors and placement agent warrants of the February 2014 Private Placement was adjusted to $4.45 and additional 549,338 and 47,653 warrants became eligible for issuance upon exercise of such warrants, respectively.

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

On September 22, 2014, and following to such Exchange Agreement, the Company entered into an agreement with the placement agent of the February 2014 Private Placement to terminate its right to receive warrants in exchange for 151,325 shares of Common Stock pursuant to the same formula as described in the Exchange Agreement. Such Common Stock were issued to the placement agent on October 7, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The exchange to the February 2014 Investors and placement agent is considered as a modification of the terms of the February 2014 Private Placement. The incremental value that was generated to the investors from the aforementioned exchanged warrants (including other eliminated rights) and the fair value of new shares of Common Stock that were issued, amounted to $3,403 and was allocated to the exchanged warrants and eliminated reset feature based on their relative fair value which was determined by the Company's management by assistance of third party appraiser. Therefore, $279 out of the above amount was allocated to the eliminated reset feature and was accounted for as deemed dividend in the Statement of Changes in Shareholders’ Deficit. The remaining amount of $3,124 was allocated to the exchanged warrants and was recorded as part of the finance expenses in the consolidated statement of comprehensive loss.

d.	On September 23, 2014, the Company entered into and closed the transactions contemplated by a definitive Securities Purchase Agreement (the "September 2014 Private Placement") with existing and new institutional and accredited investors (the "September 2014 Investors") pursuant to which the Company raised $4,096 in net proceeds by issuance of aggregate 42,350 units which consist of 42,350 shares of newly designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") which are convertible into 10,683,662 shares of Common Stock and warrants to purchase 5,341,834 shares of Common Stock with an exercise price of $0.48 per share.

The warrants issued in the September 2014 Private Placement are exercisable immediately upon issuance and may be exercised at any time prior to September 23, 2018. They also are eligible for "cashless exercise" only if the underlying shares of Common Stock are not registered for resale. If the Company fails to timely deliver registered shares of Common Stock to the September 2014 Investors upon exercise, it would be subject to certain net settlement cash feature and liquidated damages penalties and therefore these warrants are accounted and recorded as a liability according to the provisions of ASC 815-40.

The Series A Preferred Stock have certain rights and privileges among others, a liquidation preference which might be applied in certain deemed liquidation events such as changes in control of the Company and therefore are accounted and recorded out of the Company's equity, as mezzanine according to the provisions of ASC 480-10-S99 "Distinguishing Liabilities from Equity".

In addition, based on the fair value of each of the Series A Preferred Stock and the Common Stock as of September 23, 2014 and subject to the conversion right pursuant to which each Series A Preferred Stock shall be converted into shares of Common Stock at a ratio of 1 to 252 at any time by election of the September 2014 Investors, the Company has measured a beneficial conversion feature ("BCF") which was accounted as deemed dividend and was recorded as additional paid in capital during the year ended December 31, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The table below shows the allocation of proceeds from the September 2014 Private Placement and carrying value of the Series A Preferred Stock and warrants issued in such placement:

Year ended December 31, 2014

Gross proceeds on September 23, 2014	$4,235
Fair value of warrants on September 23, 2014	(1,336)
Related issuance costs allocated	(96)

Net value allocated to Series A Preferred Stock	$2,803

Calculated BCF value	(2,899)
Deemed dividend	2,899
Conversion of Series A Preferred Stock, net of issuance costs	(46)

Balance at December 31, 2014	$2,757

The Company was obligated to file a registration statement registering all of such Common Stock underlying the above warrants and Series A Preferred Stock (the "Registrable Shares") within 30 days following the closing date of the September 2014 Private Placement and cause such registration statement to become effective within 60 days (or 120 days following the closing date if the SEC determines to review the registration statement) after such filing and ensure that after the applicable effective dates, all the Registrable Shares are able to be sold (whether pursuant to a registration statement or otherwise). Failure to comply with any one of these registration requirements (subject to applicable grace periods) triggers certain liquidated damages payable by the Company to each of the September 2014 Investors.

On October 15, 2014, the Company filed a registration statement covering the public resale of up to 10,683,662 Registrable Shares underlying the Series A Preferred Stock and 5,341,834 Registrable Shares underlying warrants, sold in the September 2014 Private Placement (the "Fourth Registration Statement"). The Fourth Registration Statement was declared effective on October 30, 2014.

As of December 31, 2014, 698 Series A Preferred Stock had been converted into 176,137 shares of Common Stock and therefore an amount of $46 was accounted for as additional paid in capital in the Company's statement of changes in stockholders deficiency.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

e.	The Exchange Agreement and the September 2014 Private Placement, as described in Notes 9c and 9d, triggered the anti-dilution mechanism of the warrants issued in the Company’s private placement which closed in March 2012 (the "2011-2012 Private Placement") by adjusting the current exercise price of the warrants for the investors and placement agent from $6.50 to $1.23 and additional 2,297,624 and 437,537 shares became subject to such warrants, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with a current exercise price of $5.00 was adjusted to $1.00 and additional 338,099 warrants were issued (see also Note 10a).

f.	The table below summarizes the outstanding warrants as of December 31, 2014:

	Warrants outstanding as of December 31, 2014	Exercise price	Expiration date
		$

Investors of the 2011-2012 Private Placement	2,835,787	1.23	October 26, 2016
Placement agent of the 2011-2012 Private Placement	423,496	1.00	April 8, 2016
Placement agent of the 2011-2012 Private Placement	540,046	1.23	April 8, 2016
October 2012 Private Placement FINRA member	29,585	7.50	October 16, 2016
August 2012 Private Placement	141,269	5.00	April 8, 2015
April-May 2013 Private Placement	400,000	25.00	April 4, 2016
Placement agent of the April-May 2013 Private Placement	80,003	12.50	April 4, 2016
Placement agent of the April-May 2013 Private Placement	40,005	25.00	April 4, 2016
Investors of the September 2014 Private Placement	5,341,834	0.48	September 23, 2018
Consulting Agreement	50,000	7.50	April 8, 2015

Total outstanding	9,882,025

During the year ended December 31, 2013, proceeds from warrants exercised amounted to $292 following the issuance of 60,155 Common Stock out of which 12,567 were issued utilizing a cashless exercise feature. During the year ended December 31, 2014, proceeds from warrants exercised amounted to $343 following the issuance of 68,524 Common Stock out of which none were issued utilizing a cashless exercise feature.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

g.	Stock-based compensation:

1.	On January 23, 2012, an equity incentive plan (the "2012 Plan") was adopted by the Board of Directors of the Company and approved by a majority of the Company's stockholders, under which options to purchase up to 572,000 shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

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

During February 2013, the Board of Directors and majority stockholders of the Company approved an increase in the size of the 2012 Plan from 572,000 shares of Common Stock to 1,000,000 shares of Common Stock.

On June 17, 2014, the Board of Directors and majority stockholders of the Company approved an increase in the size of the 2012 Plan from 1,000,000 shares of Common Stock to 1,500,000 shares of Common Stock.

2.	On January 7, 2014, the Company's Compensation Committee of the Board of Directors approved the grants of 124,000 and 10,000 options to employees and to a consultant of the Company, respectively, at an exercise price of $9.25 per share. Such options to the Company’s employees vest over a period of two years commencing on the grant date. The options granted to the consultant of the Company were fully vested as of the grant date. All of the aforementioned options have ten year term and were issued under 2012 Plan.

Following the approval of the Company's Board of Directors of the Annual Directors Plan, on May 7, 2014 our Board of Directors approved the 2014 grant of the Annual Directors Plan with 5,000 options granted to each of the Company's then current non-employee directors. These options have an exercise price of $6.95 and shall vest in quarterly arrears over one year ended December 31, 2014.

These options also have a cashless exercise feature and a ten year term.

On the same date, the Board of Directors also approved a one-time grant of fully-vested 30,000 options to each of the two newest non-employee directors. These options have an exercise price of $6.95, a cashless exercise feature and a ten year term.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

In addition, on the same date, the Board of Directors approved the grant of 76,000 options to the member of the Company’s Scientific Advisory Board (the "SAB"). These options have an exercise price of $6.95, shall vest in four quarterly arrears, have a cashless exercise feature and a ten year term.

The abovementioned options to non-employee directors and the SAB were not issued under the Company’s 2012 Equity Incentive Plan and shall be deemed to have been issued under an "employee benefit plan" as defined in Rule 405 promulgated under the Securities Act.

On July 7, 2014, the Company's Board of Directors approved the grant of 236,000 and 63,000 options to employees and consultants, respectively, at an exercise price of $4.90 per share. Such options shall vest in 8 quarterly instalments over a period of two years commencing the above date. The options have a cashless exercise feature and a ten years term and shall be issued under the 2012 Plan.

In addition on the same date, the Board of Directors approved a one-time grant of fully-vested 30,000 options to a new non-employee director. These options have an exercise price of $4.90, have a cashless exercise feature and a ten years. The non-employee director options were not issued under the Company’s 2012 Equity Incentive Plan and shall be deemed to have been issued under an "employee benefit plan" as defined in Rule 405 promulgated under the Securities Act.

Upon such approvals, the remaining 432,500 options to purchase Common Stock are available for future grants under the 2012 Plan to employees and non-employees of the Company or Ltd.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the year ended December 31, 2014 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	945,750	6.90	7.69	2,935
Options granted	624,000	6.36
Options exercised	74,500	0.09
Options expired	89,250	11.21
Options forfeited	88,600	13.54

Options outstanding at end of year	1,317,400	6.59	6.98	8

Options vested and expected to vest at end of year	1,284,800	6.58	6.96	8

Exercisable at end of year	962,875	6.74	6.42	8

Weighted average fair value of options granted during the year ended December 31, 2014 and 2013 is $2.82 and $7.20, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of fiscal

2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount is impacted by the changes in the fair market value of the Common Stock.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	Year ended December 31,
	2014	2013

Volatility	54.57%-64.74%	58.63%-75.77%
Risk-free interest rate	1.65%-2.84%	0.33%-2.98%
Dividend yield	0%	0%
Expected life (years)	5-10	2.7-9.72

As of December 31, 2014, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $669, which is expected to be recognized over a weighted average period of approximately 0.65 years.

The total compensation cost related to all of the Company's equity-based awards, recognized during year ended December 31, 2014 and 2013 was comprised as follows:

	Year ended December 31,
	2014	2013

Cost of revenues	$39	$-
Research and development	409	612
Sales, Marketing and pre-production costs	29	212
General and administrative (*)	1,215	2,389

Total stock-based compensation expenses	$1,692	$3,213

(*)	Excluding restricted Common Stock and warrants to purchase Common Stock that were granted to service provider and for which expenses amounted to $1,011 were recorded during the year ended December 31, 2013.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	FAIR VALUE MEASURMENTS

a.	On March 30, 2012, the Company consummated the final closing of the 2011-2012 Private Placement pursuant to which certain accredited investors purchased an aggregate of 492,200 shares of Common Stock and warrants to purchase 492,200 shares of Common Stock at an exercise price of $7.50 for total consideration of $2,461.

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

b.	On February 18, 2014, the Company consummated the February 2014 Private Placement (see also Note 9c).

c.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Note 9d).

The warrants of 2011-2012 Private Placement and February 2014 Private Placement contain non-standard anti-dilution protection provisions and the warrants of September 2014 Private Placement contain certain net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 and re-measured using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

	December 31, 2014	December 31, 2013

Risk-free interest rate (1)	0.59%	0.70%
Expected volatility (2)	47.72%	52.09%
Expected life (in years) (3)	1.82	2.82
Expected dividend yield (4)	0%	0%

Fair value per warrant	$1.05	$3.70

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	FAIR VALUE MEASURMENTS (Cont.)

Placement agent's warrants 2011-2012 Private Placement:

	December 31, 2014	December 31, 2013

Risk-free interest rate (1)	0.36%	0.50%
Expected volatility (2)	46.46%	50.91%
Expected life (in years) (3)	1.27	2.25
Expected dividend yield (4)	0%	0%

Fair value per warrant	$ 0.83-1.06	$ 3.35-4.15

Investors and placement agent's warrants in February 2014 Private Placement:

	August 15, 2014	Issuance date

Risk-free interest rate (1)	1.48%	1.63%
Expected volatility (2)	51.21%	61.49%
Expected life (in years) (3)	4.80	5.20
Expected dividend yield (4)	0%	0%

Fair value per warrant	$1.10	$8.90

Investors' warrants in September 2014 Private Placement:

	December 31, 2014	Issuance date

Risk-free interest rate (1)	1.30%	1.42%
Expected volatility (2)	49.14%	48.75%
Expected life (in years) (3)	3.73	4.00
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.02	$0.25

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	FAIR VALUE MEASURMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement, the February 2014 Private Placement and September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of December 31, 2014:

Fair value of liability related to warrants

Balance at December 31, 2013	$2,696
Fair value of warrants to investors and placement agent that were issued in the February 2014 Private Placement (see also Note 9c)	3,230
Exchange of warrants from issuance of Common Stock in the February 2014 Private Placement (see also Note 9c)	(1,056)
Fair value of warrants to investors and placement agent that were issued in the September 2014 Private Placement (see also Note 9d)	1,336
Change in fair value of warrants during the period	(2,194)
Exercise of warrants (*)	(9)

Balance at December 31, 2014	$4,003

(*)	During the year ended December 31, 2014, 1,824 warrants from the above issuances were exercised for an aggregate of 1,824 shares of Common Stock.

As of December 31, 2014, there were outstanding warrants to purchase 9,141,163 shares of Common Stock from the above issuances which were recorded as a liability.

NOTE 11:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative:

	Year ended December 31,
	2014	2013

Payroll, office and related	$945	$1,517
Legal and professional fees	1,103	1,342
Stock-based compensation	1,215	2,389
Issuance of Common Stock and warrants to service provider	-	1,011
Other	377	37

Total General and administrative	$3,640	$6,296

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 11:-	SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

b.	Financial expenses, net:

	Year ended December 31,
	2014	2013

Bank charges	$23	$21
Foreign currency adjustments losses	33	55
Issuance cost related to warrants to investors and service provider	533	-
Incremental value to the February 2014 Investors that resulted from Exchange Agreement	3,124	-
Change in the fair value of warrants	(2,194)	293

Total Financial expenses, net	$1,519	$369

NOTE 12:-	SUBSEQUENT EVENTS

On February 25, 2015 (the "Closing Date"), the Company entered into a Securities Purchase Agreement (the "February 2015 Private Placement") with existing and new institutional and accredited investors (the "Buyers") to raise approximately $1.6 million in gross proceeds through the private placement of 9,064,222 shares of Common Stock, and series A warrants to purchase 2,266,057 shares of Common Stock (the "Series A Warrants") and series B warrants to purchase 2,266,057 shares of Common Stock (the "Series B Warrants"). Out of the above issuance, 1,150,000 shares of Common Stock, 287,500 Series A Warrants and 287,500 Series B Warrants were purchased by the chief financial officer of the Company for gross proceeds of $207. The Series A Warrants are immediately exercisable at an exercise price of $0.24 per share and expire 9 months from the Closing Date. The Series B Warrants are immediately exercisable at an exercise price of $0.30 per share and expire 36 months from the Closing Date. The Series A Warrants and Series B Warrants are eligible also for "cashless exercise" only if the underlying shares of Common Stock are not registered for resale. Such warrants contain standard anti-dilution protections clause and therefore will be classified as part of the Company’s stockholder’s deficiency. The Series B Warrants are callable by the Company for nominal consideration in the event that the share price of the Common Stock trades over $0.80 (adjusted for splits and the like) for 20 consecutive trading days.

With relation to the February 2015 Private Placement the Company entered into a finder’s fee agreement with a finder according to which the finder shall receive a cash fee of approximately $43 and warrants to purchase 241,423, 60,356 and 60,356 shares of Common Stock with an exercise price of $0.20, $0.27 and $0.34, respectively and an exercise term of up to 3 years from the Closing Date.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 12:-	SUBSEQUENT EVENTS (Cont.)

The Company is required to file a registration statement for the resale of the shares and warrants shares issued in the February 2015 Private Placement within 60 days following the Closing Date and to use its reasonable best efforts to cause such registration statement to be declared effective within 75 days following the Closing Date (or 150 days following the Closing Date if the SEC determines to review the registration statement). The Company may incur liquidated damages if it does not meet the abovementioned registration obligations.

On March 16, 2015, the Company raised additional $400 in gross proceeds under the same terms and conditions of the February 2015 Private Placement and issued 2,222,222 shares of Common Stock, series A warrants to purchase 555,556 shares of Common Stock and series B warrants to purchase 555,556 shares of Common Stock. Out of the above issuance, 1,111,111 shares of Common Stock, 277,778 Series A Warrants and 277,778 Series B Warrants were purchased by one of the directors of the Company for gross proceeds of $200.

The February 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement by adjusting the current exercise price of the warrants for the investors and placement agent from $1.23 to $0.66 and additional 2,426,084 and 462,001 shares became subject to such warrants, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with current exercise price of $1.00 was adjusted to $0.55 and additional 347,028 warrants were issued (see also Note 10a).

- - - - - - - - - - - - - - -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2015	LABSTYLE INNOVATIONS CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	President and Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	President, Chief Executive Officer and	March 24, 2015
Erez Raphael	Active Chairman of the Board (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 24, 2015
Zvi Ben David	Treasurer (Principal Accounting Officer)

/s/ Richard B. Stone	Director	March 24, 2015
Richard B. Stone

/s/ Malcolm Hoenlein	Director	March 24, 2015
Malcolm Hoenlein

/s/ Rami Yehudiha	Director	March 24, 2015
Rami Yehudiha

/s/ Dennis M. McGrath	Director	March 24, 2015
Dennis M. McGrath

/s/ Hila Karah	Director	March 24, 2015
Hila Karah

88