Form 10-Q
period 2015-03-31
LabStyle Innovations Corp.
filed 2015-05-14
CIK 1533998

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, the registrant had 30,108,131 shares of common stock outstanding.

When used in this quarterly report, the terms “LabStyle,” “the Company,” “we,” “our,” and “us” refer to LabStyle Innovations Corp., a Delaware corporation.

LabStyle Innovations Corp.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2014 (filed on March 24, 2015) entitled “Risk Factors” as well as in our other public filings.

In light of these risks and uncertainties, and especially given the start-up nature of our business, there can be no assurance that the forward-looking statements contained herein will in fact occur. Readers should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

-ii-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015

UNAUDITED

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2015	2014
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,855	$1,453
Restricted cash	13	-
Short-term bank deposits	68	83
Trade receivables	22	-
Inventories	231	234
Accounts receivable and prepaid expenses	260	286

Total current assets	2,449	2,056

LEASE DEPOSIT	40	47

PROPERTY AND EQUIPMENT, NET	935	978

Total assets	$3,424	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$844	$708
Deferred revenues	56	24
Other accounts payable and accrued expenses	766	884

Total current liabilities	1,666	1,616

LIABILITY RELATED TO WARRANTS	3,853	4,003

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at March 31, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: 40,100 shares and 41,652 at March 31, 2015 (unaudited) and December 31, 2014, respectively; Aggregate liquidation preference of $4,010 and $4,165 at March 31, 2015 (unaudited) and December 31, 2014, respectively	2,655	2,757

STOCKHOLDERS' DEFICIENCY
Common Stock of $0.0001 par value - Authorized: 80,000,000 shares at March 31, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: 27,917,266 and 16,233,430 at March 31, 2015 (unaudited) and December 31, 2014, respectively	3	2
Preferred Stock of $0.0001 par value - Authorized: 4,940,000 shares at March 31, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: None at March 31, 2015 (unaudited) and December 31, 2014	-	-
Additional paid-in capital	32,943	30,761
Accumulated deficit	(37,696)	(36,058)

Total stockholders' deficiency	(4,750)	(5,295)

Total liabilities and stockholders' deficiency	$3,424	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31,
	2015	2014
	Unaudited

Revenues	$67	$-
Cost of revenues	297	421

Gross loss	230	421

Operating expenses:
Research and development	$883	$1,107
Sales and marketing	252	286
General and administrative	412	854

Total operating expenses	1,547	2,247

Operating loss	1,777	2,668

Financial expenses (income), net:
Revaluation of fair value of warrants	(150)	(142)
Other financial expenses, net	11	458

Total financial expenses (income), net	(139)	316

Net loss	$1,638	$2,984

Net loss per share

Basic and diluted loss per share	$(0.08)	$(0.70)
Weighted average number of common stock used in computing basic and diluted net loss per share	21,157,052	4,254,971

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except stock and stock data)

	Common stock			Additional paid-in		Accumulated	Total stockholders'
	Number	Amount		capital		deficit	deficiency

Balance as of December 31, 2013	4,014,478	$-	*)	$19,917		$(20,003)	$(86)

Issuance of Common Stock in February 2014 at $2.75 per unit, net of issuance cost	445,392	-	*)	1,013		-	1,013
Issuance of Common Stock in July 2014 upon reset price mechanism	496,884	-	*)	-	*)	-	- *)
Deemed dividend related to exchange agreement	-	-		279		(279)	-
Issuance of additional shares upon Exchange Agreement in August 2014	10,957,515	2		4,556		-	4,558
Deemed dividend related to Series A Preferred Stock	-	-		2,899		(2,899)	-
Conversion of Series A Preferred Stock into Common Stock	176,137	-	*)	46		-	46
Exercise of warrants	68,524	-	*)	352		-	352
Exercise of options	74,500	-	*)	7		-	7
Stock-based compensation	-	-		1,692		-	1,692
Net loss	-	-		-		(12,877)	(12,877)

Balance as of December 31, 2014	16,233,430	$2		$30,761		$(36,058)	$(5,295)

Issuance of Common Stock and warrants in February 2015 at $0.18 per unit, net of issuance cost	11,286,444	1		1,955		-	1,956
Conversion of Series A Preferred Stock into Common Stock	391,392	-	*)	102		-	102
Exercise of options	6,000	-	*)	-	*)		- *)
Stock-based compensation	-	-		125		-	125
Net loss	-	-		-		(1,638)	(1,638)

Balance as of March 31, 2015 (unaudited)	27,917,266	$3		$32,943		$(37,696)	$(4,750)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited

Cash flows from operating activities:
Net loss	$(1,638)	$(2,984)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	125	509
Issuance cost related to warrants to investors and service provider	-	448
Depreciation	79	198
Increase is trade receivables	(22)	-
Decrease (increase) in accounts receivables and prepaid expenses	22	(73)
Increase (decrease) in trade payables	145	(51)
Increase in deferred revenues	32	-
Decrease in other accounts payable and accrued expenses	(118)	(242)
Change in the fair value of warrants	(150)	(142)

Net cash used in operating activities	(1,525)	(2,337)

Cash flows from investing activities:
Proceeds of maturities of short-term bank deposit	(13)	-
Investment in restricted cash	13	-
Investment in lease deposit, net	7	-
Purchase of property and equipment	(36)	(116)

Net cash provided by (used in) investing activities	(29)	(116)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	1,956	3,813
Proceeds from exercise of options and warrants	- *)	189

Net cash provided by financing activities	1,956	4,002

Increase in cash and cash equivalents	402	1,549
Cash and cash equivalents at the beginning of the period	1,453	2,263

Cash and cash equivalents at the end of the period	$1,855	$3,812

Non-cash investing and financing and activities:

Receivable on account of shares	$-	$67
Conversion of liability related to warrants into Common Stock	$-	$9
Purchase of property and equipment	$29	$4
Conversion of Series A Preferred Stock into Common Stock	$102	$-

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

b.	During the three month period ended March 31, 2015, the Company incurred operating losses and negative cash flows from operating activities amounting to $1,777 and $1,525, respectively. The Company will be required to obtain additional capital resources in the near term to support its products’ commercialization, ramp up manufacturing and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by commencing its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into August 2015 (see also Note 8c).

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

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-     GENERAL (Cont.)

On September 18, 2014, the Company's Board of Directors approved the Reverse Split at a ratio of one-for-five. Such Reverse Split was implemented on October 6, 2014. The amount of authorized Common Stock as well as the par value for the Common Stock was not affected. Any fractional shares resulting from the Reverse Split were rounded up to the nearest whole share.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 2014 are applied consistently in these financial statements except:

a.	Revenue recognition:

Revenues from product sales are recognized in accordance with ASC 605-10 "Revenue Recognition", when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company derives revenues from the sale of its Dario™ Smart Meter and its related device-specific disposables test strip cartridges and lancets through independent distributers or directly to end users. The Dario™ software application is offered for a free download and the Company does not obtain a recurring hosting commitment towards the end users relating specifically to the application.

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

Through March 31, 2015, product sales to distributors are recognized as revenues upon receipt of payment unless the distributer has a right of return on unsold products. The Company will apply this policy until it will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company also generates revenues from arrangements with health care providers which include supply of Dario™ Smart Meters and software platform that requires certain customization followed by monthly service, support and maintenance.

When a sales arrangement contains multiple elements, such as software and non-software components, the Company allocates revenue to each element based on a selling price hierarchy as required according to ASC 605-25, "Multiple-Element Arrangements". The selling price for a deliverable is based on its Vendor Specific Objective Evidence (“VSOE”), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The best estimate of selling price is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which the Company offers its products. The determination of ESP is judgmental.

Revenues from software components in sales arrangement contains multiple elements are recognized when all criteria outlined in ASC 985-605, "Software Revenue Recognition" ("ASC 985-605"), are met. Revenue from services is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred or the services have been rendered, the fee is fixed or determinable and collectability is probable.

For multiple element arrangements within ASC 985-605, revenues are allocated to the different elements in the arrangement under the "residual method" when VSOE of fair value exist for all undelivered elements and no VSOE exists for the delivered elements. Under the residual method, at the outset of the arrangement with the customer, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue when the basic criteria in ASC 985-605 have been met. Any discount in the arrangement is allocated to the delivered element.

Since VSOE does not exist for undelivered elements, revenues are recognized as one unit of accounting, on a straight-line basis over the term of the last deliverable based on ASC 605-15, “Products” and ASC 985-605.

Deferred revenues include advances and payments received from customers, for which revenue has not yet been recognized.

The Company’s shipping and handling costs are included in cost of revenues.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Reclassification:

Certain amounts that are related to the Company's ramp up of manufacturing costs were classified as part of sales and marketing costs in the consolidated statements of comprehensive loss in the corresponding period ended March 31, 2014 and therefore have been reclassified into cost of revenues in order to conform to the current period presentation.

NOTE 3:-       UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2015, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2015, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three months ended March 31, 2015. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 4:-     INVENTORIES

	March 31,	December 31,
	2015	2014
	Unaudited

Raw materials	$189	$68
Finished products	42	166

	$231	$234

During the three months period ended March 31, 2015 and the year ended December 31, 2014, total write-off expenses amounted to $62 and $1,046, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-     STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES

a.	Series A Preferred Stock:

On September 23, 2014, the Company consummated the final closing of a private placement with existing and new institutional and accredited investors (the "September 2014 Private Placement") pursuant to which the Company raised $4,096 in net proceeds by issuance of aggregate 42,350 units which consist of 42,350 shares of newly designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") which are convertible into up to an aggregate of 10,683,662 shares of Common Stock, and warrants to purchase 5,341,834 shares of Common Stock with an exercise price of $0.48 per share.

The holders of the Series A Preferred Stock have certain rights and privileges, including, among others, a liquidation preference which might be applied in certain deemed liquidation events such as changes in control of the Company and therefore are accounted and recorded out of the Company's equity, as mezzanine equity according to the provisions of ASC 480-10-S99 "Distinguishing Liabilities from Equity".

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

During the three months period ended March 31, 2015, 1,552 shares of Series A Preferred Stock had been converted into 391,392 shares of Common Stock and therefore an amount of $102 was accounted for as additional paid in capital in the Company's statement of changes in stockholders deficiency.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-     STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

The table below shows the allocation of proceeds from the September 2014 Private Placement and carrying value of the Series A Preferred Stock and warrants issued in such placement:

Three months ended March 31, 2015
Unaudited

Gross proceeds on September 23, 2014	$4,235
Fair value of warrants on September 23, 2014	(1,336)
Related issuance costs allocated	(96)

Net value allocated to Series A Preferred Stock	$2,803

Calculated BCF value	(2,899)
Deemed dividend	2,899
Conversion of Series A Preferred Stock, net of issuance costs	(46)

Balance at December 31, 2014	$2,757

Conversion of Series A Preferred Stock, net of issuance costs	(102)

Balance at March 31, 2015 (unaudited)	$2,655

b.	On February 25, 2015 and March 16, 2015, the Company completed two closings of a private placement (the "February 2015 Private Placement") with existing and new institutional and accredited investors and raised $1,956 in net proceeds through the issuance of 11,286,444 shares of Common Stock, and series A warrants to purchase 2,821,613 shares of Common Stock (the "Series A Warrants") and series B warrants to purchase 2,821,613 shares of Common Stock (the "Series B Warrants"). Out of the above issuance, 1,150,000 shares of Common Stock, 287,500 Series A Warrants and 287,500 Series B Warrants were purchased by the chief financial officer of the Company for gross proceeds of $207 and 1,111,111 shares of Common Stock, 277,778 Series A Warrants and 277,778 Series B Warrants were purchased by one of the directors of the Company for gross proceeds of $200.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-       STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

The Series A Warrants are immediately exercisable at an exercise price of $0.24 per share and expire 9 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series B Warrants are immediately exercisable at an exercise price of $0.30 per share and expire 36 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series A Warrants and Series B Warrants are eligible also for "cashless exercise" only if the underlying shares of Common Stock are not registered for resale, they contain standard anti-dilution protections clause and therefore will be classified as part of the Company’s stockholder’s deficiency. The Series B Warrants are callable by the Company for nominal consideration in the event that the share price of the Common Stock trades over $0.80 (adjusted for splits and the like) for 20 consecutive trading days.

With relation to the February 2015 Private Placement the Company entered into a finder’s fee agreement with a finder according to which the finder shall receive a cash fee of approximately $43 and immediately exercisable warrants to purchase: i) 241,423 shares of Common Stock with an exercise price of $0.18, “cashless exercise” feature and which are exercisable by February 25, 2018; ii) 60,356 shares of Common Stock with an exercise price of $0.24 and which are exercisable by November 25, 2015; and iii) 60,356 shares of Common Stock with an exercise price of $0.30 and which are exercisable by February 25, 2018. All finder’s warrants contain a standard anti-dilution protections clause and therefore will be classified as part of the Company’s stockholder’s deficiency.

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

On April 8, 2015, the Company filed a registration statement covering the public resale of up to 11,286,444 shares of Common Stock, 2,821,613 shares of Common Stock underlying the Series A Warrants and 2,821,613 shares of Common Stock underlying the Series B Warrants, sold in the February 2015 Private Placement (the "Fifth Registration Statement"). The Fifth Registration Statement was declared effective on April 24, 2015.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-     STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

c.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three months period ended March 31, 2015 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,317,400	6.59	6.98	8
Options granted	-
Options exercised	6,000	0.01
Options expired	97,000	5.83
Options forfeited	86,350	3.07

Options outstanding at period end (unaudited)	1,128,050	6.62	7.19	12

Options vested and expected to vest at period end (unaudited)	1,104,150	6.63	7.15	12

Exercisable at period end (unaudited)	930,050	6.80	6.77	12

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount is impacted by the changes in the fair market value of the Common Stock.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-     STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the three month period ended March 31, 2015 and 2014 was comprised as follows:

	Three months ended March 31,
	2015	2014
	Unaudited

Cost of revenues	$4	$18
Research and development	42	139
Sales and marketing	11	6
General and administrative	68	346

Total stock-based compensation expenses	$125	$509

As of March 31, 2015, the total amount of unrecognized stock-based compensation expense was approximately $385 which will be recognized over a weighted average period of 0.55 years.

NOTE 6:-     FAIR VALUE MEASUREMENTS

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

NOTE 6:-     FAIR VALUE MEASUREMENTS (Cont.)

Level 3 -          unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

a.	On March 30, 2012, the Company consummated the final closing of a private placement pursuant to which certain accredited investors purchased an aggregate of 492,200 shares of Common Stock and warrants to purchase 492,200 shares of Common Stock at an exercise price of $7.50 for total consideration of $2,461 (the "2011-2012 Private Placement").

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 96,440 shares of Common Stock at the exercise price of $5.00 per share and (ii) 96,440 shares of Common Stock at the exercise price of $7.50 per share.

Subsequent to the issuance of the 2011-2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $7.50 to $0.66 and additional 4,797,912 and 914,029 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with an original exercise price of $5.00 was adjusted to $0.55 and an additional 685,127 warrants were issued.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Note 5a).

The warrants of the 2011-2012 Private Placement contain non-standard anti-dilution protection provisions and the warrants of the September 2014 Private Placement contain certain net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity” and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

March 31, 2015

Risk-free interest rate (1)	0.43%
Expected volatility (2)	80.27%
Expected life (in years) (3)	1.58
Expected dividend yield (4)	0%

Fair value Warrants	$0.47

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-     FAIR VALUE MEASUREMENTS (Cont.)

Placement agent's warrants 2011-2012 Private Placement:

March 31, 2015

Risk-free interest rate (1)	0.26%
Expected volatility (2)	88.49%
Expected life (in years) (3)	1.03
Expected dividend yield (4)	0%

Fair value Warrants	$0.36-0.45

Investors' warrants in September 2014 Private Placement:

March 31, 2015

Risk-free interest rate (1)	1.01%
Expected volatility (2)	86.19%
Expected life (in years) (3)	3.48
Expected dividend yield (4)	0%

Fair value per warrant	$0.122

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-     FAIR VALUE MEASUREMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2015:

Fair value of liability related to warrants

Balance at December 31, 2014	$4,003

Change in fair value of warrants during the period	(150)

Balance at March 31, 2015 (unaudited)	$3,853

As of March 31, 2015, there were outstanding warrants to purchase 12,376,276 shares of Common Stock from the above issuances which were recorded as a liability.

NOTE 7:-     SELECTED STATEMENTS OF OPERATIONS DATA

a.	Financial expenses (income), net:

	Three months ended March 31,
	2015	2014
	Unaudited

Bank charges	$4	$5
Foreign currency adjustments losses	7	5
Issuance cost related to warrants to investors and service provider	-	448
Revaluation of warrants	(150)	(142)

Total Financial expenses (income), net	$(139)	$316

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:-     SUBSEQUENT EVENTS

a.	On April 3, 2015, the Company’s Board of Directors approved a shares for salary program according to which the executive officers of the Company shall have the power and authority to cause the Company to issue shares of Common Stock to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals.

Consequently, during April 2015, the Company issued a total of 400,093 shares of Common Stock to three of its Board of Directors members which are equal to the fair value of the cash accrual at the same date of issuance.

b.	On April 16, 2015, Ltd. sent a letter cancelling its Exclusive Distribution Agreement, dated as of April 17, 2013 and as amended (the "Agreement"), with its current distributor in the United Kingdom (the "UK distributor"). On April 20, 2015, the UK distributor alleged that Ltd. breached the Agreement by cancelling it with no legal right to do so. On April 30, 2015, Ltd. responded to the allegations by claiming that the UK distributor caused a material breach of the Agreement, and that the Agreement should be void due to misrepresentations made by the UK distributor concerning its marketing ability in the territory covered by the Agreement. Following Ltd.’s response, on May 6, 2015, the UK distributor informed Ltd. that he plans to take legal action to enforce his rights.

c.	On May 5, 2015, the Company’s Board of Directors approved a certain warrants exercise and replacement agreement according to which the Company (i) will request the investors and the finder from the February 2015 Private Placement to exercise for cash, their outstanding 2,821,613 and 60,356 warrants, respectively, with an original exercise price of $0.24, by May 15, 2015 and (ii) upon such exercise, the Company will issue such investors or finder shares of Common Stock and additional warrants to purchase same amount of shares of Common Stock, for an exercise price of $0.24, having the same terms and conditions of the exercised warrants. Such transaction will be accounted as deemed dividend.

As of May 14, 2015, 1,651,362 of such warrants were exercised into 1,651,362 shares of Common Stock for a total consideration of $396.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following financial data in this narrative are expressed in thousands, except for stock and stock data.

On October 6, 2014, we affected a 1-for-5 reverse stock split of our outstanding common stock, which we refer to herein as the “reverse split”. Our authorized common stock and the par value of our common stock were not impacted by the reverse split. References in this Quarterly Report to our capitalization and other matters pertaining to our common stock relate to our capitalization and common stock after giving effect to the reverse split.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our initial product is Dario™, a mobile, cloud-based, diabetes management solution which includes novel software applications combined with a stylish, “all-in-one”, pocket-sized, blood glucose monitoring device (which we call our Dario™ Smart Meter) that will compete in the estimated $12 billion dollar worldwide market for patient self-monitoring of blood glucose, or SMBG, products. Dario™ is a comprehensive system incorporating patented technology that combines a cutting edge software application and cloud-based data services with a novel all-in-one Dario™ Smart Meter consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smartphone-driven glucose reader adaptor.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, Medical Device Safety Service, GmbH, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices.

With CE Mark certification in hand, we accelerated our efforts to prepare and file with the U.S. Food and Drug Administration, or FDA, a Premarket Notification Application (known as a 510(k) application) for marketing of Dario™ in the United States, and on January 7, 2014, we announced the filing of our 510(k) application with the FDA for the Dario™ blood glucose monitoring system. We received comments from the FDA on our submission during the third quarter of 2014. Following these comments, we have performed a clinical trial and other activities in the U.S. in order to respond to all FDA comments. On March 18, 2015, we announced positive results from a 368 patient, U.S. performance study, and on March 24, 2015, we announced the resubmission of our 510(k) application. We hope to receive FDA clearance of our 510(k) during 2015. We are also actively investigating regulatory clearance pathways for Dario™ in Asia and South America.

In December 2013, we began offering free downloads of the Dario™ software application in selected jurisdictions, and in March 2014, we commenced our global multi-market soft launch of the Dario™ Smart Meter in selected jurisdictions. The first shipments were sent to distributors in late March 2014.

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

In July 2014, we received approval from Israel’s Ministry of Health to sell the Dario™ Smart Meter for diabetes in Israel and also released the Dario™ Diabetes Management App for Android smartphone users. The mobile application will have the same user interface and features as the iOS Dario™ application and will be available in select soft launch markets, including the United Kingdom and New Zealand.

In December 2014, we were granted reimbursement status for the Dario™ test strips in Australia.

In January 2015, we entered into an agreement with Israel’s leading healthcare HMO, Maccabi Healthcare, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represents an additional revenue stream channel for Dario™. This channel for revenues demonstrates the significant potential available in software-based services and value added services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes and which aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into August 2015. This includes a small amount of anticipated inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2014 (filed on March 24, 2015) with respect to our Critical Accounting Policies which have not changed except with respect to the policies relating to Revenue Recognition which is updated below.

Revenue Recognition

We derive revenues from the sale of our device-specific disposables test strip cartridges, lancets and our Dario™ Smart Meters through distributors or directly to end users. The Dario™ software application is offered for a free download and we do not have a recurring hosting commitment with our end users relating specifically to the application.

Revenues from product sales are recognized in accordance with ASC 605-10 “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. The Company generally does not grant a right of return. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products delivered, the existing contractual arrangements and the distributor’s consistency of payments. When evaluating collectability, we consider whether we have sufficient history to reliably estimate the distributor’s payment patterns.

Through March 31, 2015, product sales to distributors are only recognized as revenues upon receipt of payment if the distributor does not have a right of return. We will continue to do so until we will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

In addition, we generate revenues from arrangements with health care providers which includes supplying of our Dario™ Smart Meters together with a software platform that requires certain customization followed by monthly service, support and maintenance fees.

When a sales arrangement contains multiple elements, such as software and non-software components, we allocate revenue to each element based on a selling price hierarchy as required according to ASC 605-25, "Multiple-Element Arrangements". The selling price for a deliverable is based on its Vendor Specific Objective Evidence, or VSOE, or, if available, third party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available. The best estimate of selling price is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which we offer our products. The determination of ESP is judgmental.

Revenues from software components in sales arrangements containing multiple elements are recognized when all criteria outlined in ASC 985-605, "Software Revenue Recognition" or ASC 985-605, are met (when persuasive evidence of an arrangement exists, delivery of the product has occurred or the services have been rendered, the fee is fixed or determinable and collectability is probable).

For multiple element arrangements within ASC 985-605, revenues are allocated to the different elements in the arrangement under the "residual method" when VSOE of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the residual method, at the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement when the basic criteria in ASC 985-605 have been met. Any discount in the arrangement is allocated to the delivered element.

When VSOE does not exist for undelivered elements, revenues are recognized as one unit of accounting, on a straight-line basis over the term of the last deliverable based on ASC 605-15 and ASC 985-605.

Through March 31, 2015, product revenues from such sale arrangement were recognized upon delivery while we deferred all other service related revenues until the commencement of the initial service period of such arrangement.

Results of Operations

Comparison of three months ended March 31, 2015 and 2014 (in thousands)

Revenues

Revenues for the three months ended March 31, 2015 amounted to $67, compared to no revenues during three months ended March 31, 2014.

Revenues generated during three months ended March 31, 2015 were derived from the sales of Dario™’s Smart Meter and related disposables, through distributors and end users. We recognize revenues derived from sales through distributors on a cash basis, when all revenue recognition criteria are met, until we are able to determine the ability of the distributor to honor its commitment to complete payment.

Cost of Revenues

During the three months ended March 31, 2015, we recorded costs related to revenues in the amount of $297 out of which $62 was recorded to cover inventory write-downs due to net realized value which was lower than original cost. During the three months March 31, 2014, we recorded costs related to revenues in the amount of $421. The decrease in cost of revenues from the first quarter of 2014 was mainly due to a decrease in production line depreciation costs as a result of the cessation of operation of our old production line during the fourth quarter of 2014.

Cost of revenues expenses consist mainly of the cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $224, or 20%, to $883 for the three months ended March 31, 2015 compared to $1,107 for the three months ended March 31, 2014. This decrease was mainly due to a decrease in our subcontractor product and software development expenses and employee payroll and related costs due to a decrease in headcount, both incurred as a result of our Dario™ Smart Meter launch during March 2014. This decrease was offset by an increase in clinical trial expenses due to our completion of the clinical trial performed in the U.S. in response to the FDA comments.

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

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $34, or 12%, to $252 for the three months ended March 31, 2015 compared to $286 for the three months ended March 31, 2014. This decrease was mainly due to the decrease in the use of subcontractors for marketing, consulting and public relations efforts following the development of our own internal online marketing methods which resulted in cost savings.

Sales and marketing expenses consist mainly of payroll expenses of sales and marketing employees, travel expenses, trade show expenses, consulting services and facilities expenses associated with and allocated to sales and marketing.

General and Administrative Expenses

Our general and administrative expenses decreased by $442, or 52%, to $412 for the three months ended March 31, 2015 compared to $854 for the three months ended March 31, 2014. This decrease was mainly due to a decrease in employee payroll and related costs due to a change in management structure and a decrease in stock based compensation expenses of employees and directors since no new grants were made in the first quarter of 2015 .

Our general and administrative expenses consist mainly of payroll expenses for management, employees, directors and consultants, accounting and legal fees, expenses related to investor relations, as well as our office rent and related expenses.

Finance Expenses (Income), net

Our finance income, net for the three months ended March 31, 2015 was $139 compared to finance expenses, net of $316 for the three months ended March 31, 2014.

Finance expenses include mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period, issuance cost related to warrants issued to investors and placement agents, as well as incremental value granted to certain investors.

Net loss

Net loss decreased by $1,346, or 45%, to $1,638 for the three months ended March 31, 2015 compared to $2,984 for the three months ended March 31, 2014. This decrease was mainly due to a decrease of $455 in finance expenses mainly as a result of the revaluation of warrants to certain investors and a placement agent, a decrease of $700 in operating costs and $191 in gross loss.

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

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. For the remainder of 2015, we expect to continue with the launch of Dario™, expanding the launch to other jurisdictions, and to prepare for our longer-term roll-out of Dario™. In support of these goals, we will utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to the Dario™ application, Smart Meters and test strips;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario™ solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters (including work on the regulatory approval of Dario™ in the United States);

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our products. These conditions raise substantial doubt about our ability to continue as a “going concern”.

As of March 31, 2015, we had $1,855 in cash and cash equivalents. During the three months ended March 31, 2015, we raised net proceeds in an aggregate of $1,956 through private placement transactions with certain institutional and accredited investors. Each unit sold in the private placement was comprised of (i) one share of our Common Stock, and (ii) two warrants to purchase shares of our Common Stock as follows: (a) a Series A warrant to purchase 0.25 shares of Common Stock and (b) a Series B warrant to purchase 0.25 shares of Common Stock. The purchase price per unit was $0.18. In total, at the first closing of the private placement on February 25, 2015, we issues to the purchasers 9,064,222 shares of Common Stock and warrants exercisable for an aggregate of 4,532,114 shares of Common Stock, and at the second closing of the private placement on March 16, 2015, we issued to the purchasers 2,222,222 shares of Common Stock and warrants exercisable for an aggregate of 1,111,112 shares of Common Stock. We may receive funds from the exercise of outstanding warrants in the future, but there is a risk that such warrants will not be exercised.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into August 2015. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners and to direct customers.

As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities absent material alterations in our business plans and our business might fail.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our Dario™ Smart Meter and its related application and data storage components, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario™ in the United States and other non-European jurisdictions, (3) expenses which will be required in order to start and expand production of Dario™, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially launch Dario™ in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	March 31,
	2015	2014
	$	$
Cash used in operating activities:	(1,525)	(2,337)
Cash used in investing activities:	(29)	(116)
Cash provided by financing activities:	1,956	4,002

	402	1,549

Net cash used in operating activities

Net cash used in operating activities was $1,525 for the three months ended March 31, 2015 compared to $2,337 used in operations for the same period in 2014. Cash used in operations decreased due to cost reduction activities in operation costs.

Net cash used in investing activities

Net cash used in investing activities was $29 for the three months ended March 31, 2015 compared to $116 for the same period in 2014. Cash used in investing activities decreased mainly due to production line investments. During 2013 we established our first production line which we began using during 2014 until we ceased its operation.

Net cash provided by financing activities

Net cash provided by financing activities was $1,956 for the three months ended March 31, 2015 compared to $4,002 for the same period in 2014. During the first quarter of 2014 we consummated a final closing of our February 2014 private placement in which we raised a total net aggregate of $3,813. In addition, we raised net proceeds in an aggregate of $343 through the exercise of outstanding warrants. During the first quarter of 2015 we raised net proceeds in an aggregate of $1,956 through our February 2015 private placement transaction with certain institutional and accredited investors.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Form of Securities Purchase Agreement, dated as of February 25, 2015, by and among the Company and the Buyers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2015).
10.2	Form of Registration Rights Agreement, dated as of February 25, 2015, by and among the Company and the Buyers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2015).
10.3	Personal Employment Agreement, dated January 8, 2015, by and between LabStyle Innovation Ltd. and Zvi Ben David (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2015).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2015		LabStyle Innovations Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer)

