Form 10-Q
period 2015-06-30
LabStyle Innovations Corp.
filed 2015-08-12
CIK 1533998

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-186054

LabStyle Innovations Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Halamish Street Caesarea Industrial Park, Israel	3088900
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 12, 2015, the registrant had 36,620,074 shares of common stock outstanding.

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

Quarterly Report on Form 10-Q

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our lack of operating history;

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our ability to manufacture, market and generate sales of our Dario™ diabetes management solution;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

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

-ii-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

UNAUDITED

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2015	2014
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$981	$1,453
Short-term bank deposits	92	83
Trade receivables	3	-
Inventories	207	234
Other accounts receivable and prepaid expenses	328	286

Total current assets	1,611	2,056

LEASE DEPOSIT	40	47

PROPERTY AND EQUIPMENT, NET	854	978

Total assets	$2,505	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$856	$708
Deferred revenues	78	24
Other accounts payable and accrued expenses	612	884

Total current liabilities	1,546	1,616

LIABILITY RELATED TO WARRANTS	4,379	4,003

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at June 30, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: 35,600 and 41,652 shares at June 30, 2015 (unaudited) and December 31, 2014, respectively; Aggregate liquidation preference of $3,560 and $4,165 at June 30, 2015 (unaudited) and December 31, 2014, respectively	2,357	2,757

STOCKHOLDERS' DEFICIENCY
Common Stock of $0.0001 par value - Authorized: 160,000,000 and 80,000,000 shares at June 30, 2015 (unaudited) and December 31, 2014, respectively; Issued and Outstanding: 31,476,212 and 16,233,430 shares at June 30, 2015 (unaudited) and December 31, 2014, respectively	3	2
Preferred Stock of $0.0001 par value - Authorized: 4,940,000 shares at June 30, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: None at June 30, 2015 (unaudited) and December 31, 2014	-	-
Additional paid-in capital	34,074	30,761
Accumulated deficit	(39,854)	(36,058)

Total stockholders' deficiency	(5,777)	(5,295)

Total liabilities and stockholders' deficiency	$2,505	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenues	$175	$-	$242	$-
Cost of revenues and ramp up of manufacturing costs	410	605	707	1,026

Gross loss	235	605	465	1,026

Operating expenses:
Research and development	$441	$1,333	$1,324	$2,440
Sales, marketing and pre-production costs	262	373	514	659
General and administrative	574	1,292	986	2,146

Total operating expenses	1,277	2,998	2,824	5,245

Operating loss	1,512	3,603	3,289	6,271

Financial expenses (income), net:
Revaluation of warrants	526	(396)	376	(538)
Other financial expense (income)	(34)	47	(23)	505

Total financial expenses (income), net	492	(349)	353	(33)

Net loss	$2,004	$3,254	$3,642	$6,238

Deemed dividend related to warrants exchange agreement	$154	-	$154	-
Net loss attributable to holders of Common Stock	$2,158	$3,254	$3,796	$6,238

Net loss per share

Basic loss per share	$(0.07)	$(0.14)	$(0.15)	$(0.28)
Weighted average number of common stock used in computing basic net loss per share	30,243,041	22,985,523	25,845,711	22,152,675

Diluted loss per share	$(0.07)	$(0.15)	$(0.15)	$(0.29)
Weighted average number of common stock used in computing diluted net loss per share	30,243,041	23,202,077	25,845,711	22,260,952

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except stock and stock data)

	Common stock			Additional paid-in		Accumulated	Total stockholders'
	Number	Amount		capital		deficit	deficiency

Balance as of December 31, 2013	4,014,478	$-	*)	$19,917		$(20,003)	$(86)

Issuance of Common Stock in February 2014 at $2.75 per unit, net of issuance cost	445,392	-	*)	1,013		-	1,013
Issuance of Common Stock in July 2014 upon reset price mechanism	496,884	-	*)	-	*)	-	- *)
Deemed dividend related to exchange agreement	-	-		279		(279)	-
Issuance of additional shares upon Exchange Agreement in August 2014	10,957,515	2		4,556		-	4,558
Deemed dividend related to Series A Preferred Stock	-	-		2,899		(2,899)	-
Conversion of Series A Preferred Stock into Common Stock	176,137	-	*)	46		-	46
Exercise of warrants into Common Stock	68,524	-	*)	352		-	352
Exercise of options into Common Stock	74,500	-	*)	7		-	7
Stock-based compensation	-	-		1,692		-	1,692
Net loss	-	-		-		(12,877)	(12,877)

Balance as of December 31, 2014	16,233,430	$2		$30,761		$(36,058)	$(5,295)

Issuance of Common Stock and warrants in February 2015 at $0.18 per unit, net of issuance cost	11,286,444	1		1,955		-	1,956
Issuance of Common stock in April 2015 to service provider	100,000	-	*)	29		-	29
Conversion of accrued expenses into Common stock in April 2015	400,093	-	*)	110		-	110
Conversion of warrants into Common stock in May 2015, net of issuance cost	1,923,636	-	*)	453		-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-	-		154		(154)	-
Conversion of Series A Preferred Stock into Common Stock	1,526,609	-	*)	400		-	400
Exercise of options into Common Stock	6,000	-	*)	-	*)		- *)
Stock-based compensation	-	-		212		-	212
Net loss	-	-		-		(3,642)	(3,642)

Balance as of June 30, 2015 (unaudited)	31,476,212	$3		$34,074		$(39,854)	$(5,777)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
	Unaudited

Cash flows from operating activities:
Net loss	$(3,642)	$(6,238)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and restricted shares	242	1,199
Issuance cost related to warrants to investors and service provider	-	489
Depreciation	163	358
Decrease in trade receivables	(3)	-
Decrease (increase) in other accounts receivable and prepaid expenses	(41)	120
Decrease (increase) in inventories	27	(22)
Increase in trade payables	163	39
Increase in deferred revenues	54	-
Increase (decrease) in other accounts payable and accrued expenses	(163)	175
Increase (decrease) in fair value of warrants	376	(538)
Capital loss from disposal of fixed assets	(8)	-

Net cash used in operating activities	(2,832)	(4,418)

Cash flows from investing activities:
Proceeds of maturities of short-term bank deposit	-	158
Investment in short-term bank deposits	(10)	(130)
Investment in lease deposits	7	(8)
Purchase of property and equipment	(46)	(150)

Net cash used in investing activities	(49)	(130)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	1,956	3,754
Proceeds from conversion of warrants, net of issuance cost	453	-
Proceeds from exercise of options and warrants into Common Stock	- *)	350

Net cash provided by financing activities	2,409	4,104

Decrease in cash and cash equivalents	(472)	(444)
Cash and cash equivalents at the beginning of the period	1,453	2,263

Cash and cash equivalents at the end of the period	$981	$1,819

Non-cash investing and financing activities:

Purchase of property and equipment	$24	$56

Conversion of Series A Preferred Stock into Common Stock	$401	$9

Conversion of accrued expenses into Common stock in April 2015	$110	$-

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

b.	During the six month period ended June 30, 2015, the Company incurred operating losses and negative cash flows from operating activities amounting to $3,289 and $2,832, respectively. The Company will be required to obtain additional capital resources in the near term to support its products’ commercialization, ramp up manufacturing and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by commencing its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into October 2015.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Subsequent to June 30, 2015, the Company raised funds through private placement pursuant to which 5,143,863 shares of the Company's Common Stock and 5,143,870 warrants to purchase 5,143,870 shares of the Company's Common Stock have been issued for a total consideration of $1,371, net of issuance costs (see also Note 9).

c.	On June 15, 2015, the Company held its 2015 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company's Certificate of Incorporation ("COI") to increase the number of authorized shares of Common Stock from 80,000,000 to 160,000,000 and to amend the Company’s 2012 Equity Incentive Plan, to increase the number of shares authorized for issuance under the Plan by 11,925,000 shares from 1,500,000 to 13,425,000.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 are applied consistently in these unaudited interim consolidated financial statements except:

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

Through June 30, 2015, product sales to distributors are recognized as revenues upon receipt of payment. The Company will apply this policy until it will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

The Company also generates revenues from arrangements with health care providers which include supply of Dario™ Smart Meters and software platform that requires certain customization followed by monthly service, support and maintenance.

When a sales arrangement contains multiple elements, such as software and non-software components, the Company allocates revenue to each element based on a selling price hierarchy as required according to ASC 605-25, "Multiple-Element Arrangements". The selling price for a deliverable is based on its Vendor Specific Objective Evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The best estimate of selling price is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which the Company offers its products. The determination of ESP is judgmental.

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

Deferred revenues include advances and payments received from customers, for which revenue has not yet been recognized.

The Company’s shipping and handling costs are included in cost of revenues.

b.	ASU 2014-09 Revenue from Contracts with Customers:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and the Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2015, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2015, and the Company's consolidated results of operations and the Company's consolidated cash flows for the six months ended June 30, 2015. Results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	INVENTORIES

	June 30,	December 31,
	2015	2014
	Unaudited

Raw materials	$200	$68
Finished products	7	166

	$207	$234

During the six months period ended June 30, 2015 and the year ended December 31, 2014, total inventory write-off expenses amounted to $106 and $1,046, respectively.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES

a.	Series A Preferred Stock:

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

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

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

During the six months period ended June 30, 2015, 6,052 shares of Series A Preferred Stock had been converted into 1,526,609 shares of Common Stock and therefore an amount of $400 was accounted for as additional paid in capital in the Company's statement of changes in stockholders deficiency.

b.	On February 25, 2015 and March 16, 2015, the Company completed two closings of private placements (the "February 2015 Private Placement") with existing and new institutional and accredited investors and raised $1,956 in net proceeds through the issuance of 11,286,444 shares of Common Stock, and series A warrants to purchase 2,821,613 shares of Common Stock (the "Series A Warrants") and series B warrants to purchase 2,821,613 shares of Common Stock (the "Series B Warrants"). Out of the above issuance, 1,150,000 shares of Common Stock, 287,500 Series A Warrants and 287,500 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $207 and 1,111,111 shares of Common Stock, 277,778 Series A Warrants and 277,778 Series B Warrants were purchased by one of the directors of the Company for gross proceeds of $200.

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

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

With relation to the February 2015 Private Placement the Company entered into a finder’s fee agreement with a finder according to which the finder shall receive a cash fee of approximately $43 and immediately exercisable warrants to purchase: i) 241,423 shares of Common Stock with an exercise price of $0.18, with a “cashless exercise” feature and which are exercisable by February 25, 2018; ii) 60,356 shares of Common Stock with an exercise price of $0.24 and which are exercisable by November 25, 2015; and iii) 60,356 shares of Common Stock with an exercise price of $0.30 and which are exercisable by February 25, 2018. All finder’s warrants contain a standard anti-dilution protections clause and therefore will be classified as part of the Company’s stockholder’s deficiency.

The Company was required to file a registration statement for the resale of the shares and warrants shares issued in the February 2015 Private Placement within 60 days following the closing date and to use its reasonable best efforts to cause such registration statement to be declared effective within 75 days following the Closing Date (or 150 days following the Closing Date if the SEC determines to review the registration statement). The Company could incur liquidated damages if it did not meet the registration obligations.

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

c.	On April 3, 2015, the Company's Board of Directors approved following issues -

1.	The reservation of 400,000 shares of Common Stock under the terms of an Engagement Agreement with a service provider ("Service Provider Agreement") dated March 15, 2015 (the "Effective Date") in connection to offering Investor Relations Services ("Services") to the Company. The Service Provider Agreement shall be for a period of one year beginning with the Effective Date (the "Term"), pursuant to which in addition to monthly retainer Company shall issue 100,000 shares of Common Stock on a quarterly basis over the Term in consideration for the Services. The Company recorded General and Administrative expenses amounting to $29 in connection to 100,000 shares of Common Stock that have been issued during the six months period ended June 30, 2015.

2.	A salary program pursuant to which the Company will issue up to 2,200,000 Compensation Shares ("Compensation Shares") of Common Stock to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

As of June 30, 2015, the Company issued 400,093 Compensation Shares to certain members of the Board of Directors as consideration for a waiver of cash owed to such individuals amounting to $110.

d.	On May 5, 2015 (the "Commitment Date"), the Company’s Board of Directors approved a certain warrants exercise and replacement agreement according to which upon the Company's request for a period of eight business days the holders of warrants from the February 2015 Private Placement were able to exercise for cash their outstanding 2,881,969 warrants. Upon such exercise, the Company issued the participating additional warrants to purchase the same number of additional shares of Common Stock of the Company, for an exercise price of $0.24, having the same terms and conditions of the exercised warrants.

The transaction was accounted for in accordance with ASC 470-20 "Debt with Conversion and Other Options", pursuant to which the induced conversion privileges are exercisable only for a limited period of time and includes the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the warrants at issuance for each warrant instrument that is converted. Therefore, the induced conversion was accounted as deemed dividend and measured at the Commitment Date in total amount of $154.

Under this offer, 1,923,636 warrants were exercised into 1,923,636 shares of Common Stock for a total net consideration of $453.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

e.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the six months period ended June 30, 2015 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,317,400	6.59	6.98	8
Options granted	-
Options exercised	6,000	0.01
Options expired	134,650	7.07
Options forfeited	98,225	4.14

Options outstanding at period end (unaudited)	1,078,525	6.58	6.99	12

Options vested and expected to vest at period end (unaudited)	1,055,813	6.58	6.97	12

Exercisable at period end (unaudited)	943,900	6.70	6.72	12

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the second quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2015, the total amount of unrecognized stock-based compensation expense was approximately $272 which will be recognized over a weighted average period of 0.48 years.

The total compensation cost related to all of the Company's equity-based awards recognized during the six month period ended June 30, 2015 and 2014 was comprised as follows:

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

	Six months ended June 30,
	2015	2014
	Unaudited

Cost of revenues and ramp up of manufacturing costs	$6	$36
Research and development	64	280
Sales and marketing	22	6
General and administrative	120	877

Total stock-based compensation expenses	$212	$1,199

NOTE 7:-	FAIR VALUE MEASUREMENTS

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

a.	On March 30, 2012, the Company consummated the final closing of a private placement pursuant to which certain accredited investors purchased an aggregate of 492,200 shares of Common Stock and warrants to purchase 492,200 shares of Common Stock at an exercise price of $7.50 for total consideration of $2,461 (the "2011-2012 Private Placement").

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 96,440 shares of Common Stock at the exercise price of $5.00 per share and (ii) 96,440 shares of Common Stock at the exercise price of $7.50 per share.

Subsequent to the issuance of the 2011-2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $7.50 to $0.64 and additional 5,024,950 and 957,264 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with an original exercise price of $5.00 was adjusted to $0.53 and an additional 714,366 warrants were issued.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Note 6a).

The warrants of the 2011-2012 Private Placement contain non-standard anti-dilution protection provisions and the warrants of the September 2014 Private Placement contain certain net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 "Contracts in entity’s own equity" and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

June 30, 2015

Risk-free interest rate (1)	0.40%
Expected volatility (2)	104%
Expected life (in years) (3)	1.33
Expected dividend yield (4)	0%

Fair value per warrant	$0.49

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

Placement agent's warrants 2011-2012 Private Placement:

June 30, 2015

Risk-free interest rate (1)	0.20%
Expected volatility (2)	97.34%
Expected life (in years) (3)	0.78
Expected dividend yield (4)	0%

Fair value per warrant	$ 0.32-0.40

Investors' warrants in September 2014 Private Placement:

June 30, 2015

Risk-free interest rate (1)	1.08%
Expected volatility (2)	85.04%
Expected life (in years) (3)	3.23
Expected dividend yield (4)	0%

Fair value per warrant	$0.19

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2015:

Fair value of liability related to warrants

Balance at December 31, 2014	$4,003

Change in fair value of warrants during the period	376

Balance at June 30, 2015 (unaudited)	$4,379

As of June 30, 2015, there were outstanding warrants to purchase 12,675,789 shares of Common Stock from the above issuances which were recorded as a liability.

NOTE 8:-	FINANCIAL EXPENSES (INCOME), NET

	Six months ended June 30,
	2015	2014
	Unaudited

Bank charges	$4	$7
Foreign currency translation adjustments	(27)	9
Issuance cost related to warrants to investors and service provider	-	489
Change in fair value of warrants	376	(538)

Total Financial expenses (income), net	$353	$(33)

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	SUBSEQUENT EVENTS

On July 23, 2015 (the "Closing Date"), the Company entered into a Securities Purchase Agreement (the "July 2015 Private Placement") with certain institutional and retail investors (the "Buyers") to raise approximately $1,500 in gross proceeds through the private placement of 5,000,263 shares of Common Stock, and series A warrants to purchase 2,500,135 shares of Common Stock (the "2015 Series A Warrants") and Series B Warrants to purchase 2,500,135 shares of Common Stock (the "2015 Series B Warrants"). Out of the above issuance, 750,000 shares of Common Stock, 375,000 2015 Series A Warrants and 375,000 2015 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $225 and 40,000 shares of Common Stock, 20,000 2015 Series A Warrants and 20,000 2015 Series B Warrants were purchased by the Chief Executive Officer of the Company for gross proceeds of $12. The 2015 Series A Warrants are immediately exercisable at an exercise price of $0.35 per share and expire 12 months from the Closing Date. The 2015 Series B Warrants are immediately exercisable at an exercise price of $0.40 per share and expire 36 months from the Closing Date. The 2015 Series A and Series B Warrants are exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable.

With relation to the July 2015 Private Placement the Company's issuance costs were approximately $172 ($118 out of which related to placement agent). In addition, the Company agreed to grant to the placement agent 50,000 shares of Common Stock of the Company and to issue an aggregate of 874,456 warrants to the placement agent and to a selected dealer (the “Placement Agent Warrants”). The Company issued three types of Placement Agent Warrants, of which (i) the first will have an exercise price of $0.30 per share exercisable over a period of three years, (ii) the second will have an exercise price of $0.35 per share, exercisable over a period of one year; and (iii) the third will have an exercise price of $0.40 per share, exercisable over a period of three years. The Placement Agent Warrants are exercisable for cash or on a cashless basis and have similar registration rights as the Shares but also include piggyback registration rights.

The Company is required to file a registration statement for the resale of the shares and warrants shares issued in the July 2015 Private Placement within 60 days following the Closing Date and to use its reasonable best efforts to cause such registration statement to be declared effective within 75 days following the Closing Date (or 150 days following the Closing Date if the SEC determines to review the registration statement).

On August 4, 2015, the Company raised additional $43 in gross proceeds under the same terms and conditions of the July 2015 Private Placement and issued 143,600 shares of Common Stock, 2015 Series A Warrants to purchase 71,800 shares of Common Stock and 2015 Series B Warrants to purchase 71,800 shares of Common Stock.

The July 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement by adjusting the current exercise price of the warrants for the investors and placement agent from $0.64 to $0.51 and additional 1,414,379 and 269,332 shares became subject to such warrants, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with current exercise price of $0.53 was adjusted to $0.43 and additional 191,807 warrants were issued.

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

This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Quarterly Report and in our other filings with the Securities and Exchange Commission. See “Cautionary Note Regarding Forward-Looking Statements.”

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

With CE Mark certification in hand, we accelerated our efforts to prepare and file with the FDA a Premarket Notification Application (known as a 510(k) application) for marketing of Dario™ in the United States, and on January 7, 2014, we announced the filing of our 510(k) application with the FDA for the Dario™ blood glucose monitoring system. We received comments from the FDA on our submission during the third quarter of 2014. Following these comments, we have performed a clinical trial and other activities in the U.S. in order to respond to all FDA comments. On March 18, 2015, we announced positive results from a 368 patient, U.S. performance study, and on March 24, 2015, we announced the resubmission of our 510(k) application. During the second quarter of 2015, we received additional comments from the FDA and we are working diligently with the agency to address a few of the remaining issues. We are confident that as with our product regulatory approvals and successful launch in Canada, Australia and EMEA, we will be able to satisfy the FDA request and be cleared for the anticipated marketing in the USA in the next few months.

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

In January 2015, we entered into an agreement with Israel’s leading healthcare HMO, Maccabi Healthcare, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represents an additional revenue stream channel for Dario™. This revenue channel demonstrates the significant potential available in software-based services and value added services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes and aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

In May 2015, we received Health Canada approval to market and sell Dario™ in Canada and we commenced sales in Canada in June 2015.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into October 2015. This includes a small amount of anticipated inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

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

Revenue Recognition

We derive revenues from the sale of our device-specific disposables test strip cartridges, lancets and our Dario™ Smart Meters through distributors or directly to end users and from providing proprietary customized diabetes management solution services through the Dario™ application using a software platform that requires certain customization followed by monthly service, support and maintenance fees. The Dario™ software application is offered for a free download and we do not have a recurring hosting commitment with our end users relating specifically to the application.

Revenues from product sales are recognized in accordance with ASC 605-10, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. The Company generally does not grant a right of return. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products delivered, the existing contractual arrangements and the distributor’s consistency of payments. When evaluating collectability, we consider whether we have sufficient history to reliably estimate the distributor’s payment patterns.

Through June 30, 2015, product sales to distributors are only recognized as revenues upon receipt of payment if the distributor does not have a right of return. We will continue to do so until we will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

In addition, we generate revenues from arrangements with health care providers which includes supplying of our Dario™ Smart Meters together with a software platform that requires certain customization followed by monthly service, support and maintenance fees.

When a sales arrangement contains multiple elements, such as software and non-software components, we allocate revenue to each element based on a selling price hierarchy as required according to ASC 605-25, “Multiple-Element Arrangements”, or ASC 605-25. The selling price for a deliverable is based on its Vendor Specific Objective Evidence, or VSOE, or, if available, third party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE is available. The best estimate of selling price is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which we offer our products. The determination of ESP is judgmental.

Revenues from software components in sales arrangements containing multiple elements are recognized when all criteria outlined in ASC 985-605, “Software Revenue Recognition”, or ASC 985-605, are met (when persuasive evidence of an arrangement exists, delivery of the product has occurred or the services have been rendered, the fee is fixed or determinable and collectability is probable).

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

Through June 30, 2015, product revenues from such sale arrangement were recognized upon delivery and in the second quarter of 2015, upon commencement of services to Maccabi Healthcare, we commenced recognizing revenues from the Dario™ application for MOMA.

Results of Operations

Comparison of the three and six months ended June 30, 2015 and 2014 (in thousands)

Revenues

Revenues for the three and six months ended June 30, 2015 amounted to $175 and $242, respectively, compared to no revenues during the three and six months ended June 30, 2014.

Revenues generated during the three and six months ended June 30, 2015 were derived mainly from the sales of Dario™’s Smart Meter and related disposables, through distributors and end users and from services rendered to Maccabi Healthcare. We recognize revenues derived from sales through distributors on a cash basis, when all revenue recognition criteria are met, until we are able to determine the ability of the distributor to honor its commitment to complete payment.

Cost of Revenues and ramp up of manufacturing costs

During the three and six months ended June 30, 2015, we recorded costs related to revenues and ramp up of manufacturing costs in the amount of $410 and $707, respectively, out of which $44 and $106, respectively, was recorded to cover inventory write-downs due to net realized value which was lower than original cost. During the three and six months ended June 30, 2014, we recorded cost of revenues and costs related to ramp up of manufacturing costs in the amount of $605 and $1,026, respectively. The decreases in cost of revenues and ramp up of manufacturing costs from the three and six months ended June 30, 2014 were mainly due to a decrease in production line depreciation costs as a result of the cessation of operation of our old production line during the fourth quarter of 2014.

Cost of revenues consists mainly of the cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $892, or 67%, to $441 for the three months ended June 30, 2015 compared to $1,333 for the three months ended June 30, 2014, and decreased by $1,116, or 46%, to $1,324 for the six months ended June 30, 2015 compared to $2,440 for the six months ended June 30, 2014. These decreases were mainly due to decreases in our subcontractor product and software development expenses and employee payroll and related costs due to a decrease in headcount, both incurred as a result of our Dario™ Smart Meter launch during March 2014. These decreases were offset by increases in clinical trial expenses due to our completion of the clinical trial performed in the U.S. in response to the FDA comments.

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

Sales, Marketing and Pre-Production Expenses

Our sales, marketing and pre-production expenses decreased by $111, or 30%, to $262 for the three months ended June 30, 2015 compared to $373 for the three months ended June 30, 2014, and decreased by $145, or 22%, to $514 for the six months ended June 30, 2015 compared to $659 for the six months ended June 30, 2014. These decreases were mainly due to decreases in the use of subcontractors for marketing, consulting and public relations efforts following the development of our own internal online marketing methods which resulted in cost savings.

Sales and marketing expenses consist mainly of payroll expenses of sales and marketing employees, travel expenses, trade show expenses, on-line marketing, consulting services and facilities expenses associated with and allocated to sales and marketing.

General and Administrative Expenses

Our general and administrative expenses decreased by $718, or 56%, to $574 for the three months ended June 30, 2015 compared to $1,292 for the three months ended June 30, 2014, and decreased by $1,160, or 54%, to $986 for the six months ended June 30, 2015 compared to $2,146 for the six months ended June 30, 2014. These decreases were mainly due to decreases in employee payroll and related costs due to a change in management structure and a decrease in stock based compensation expenses of employees and directors since no new grants were made in the second quarter or first six months of 2015.

Our general and administrative expenses consist mainly of payroll expenses for management, employees, directors and consultants, accounting and legal fees, expenses related to investor relations, as well as our office rent and related expenses.

Finance Expenses (Income), net

Our finance expenses (income), net for the three and six months ended June 30, 2015 were $492 and $353, respectively, compared to finance income, net of ($349) and ($33) for the three and six months ended June 30, 2014, respectively. The increases in finance expenses were mainly due to revaluation of warrants to investors, that are recorded as liability and presented at fair value each reporting period.

Finance expenses or income include mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss decreased by $1,250, or 38%, to $2,004 for the three months ended June 30, 2015 compared to $3,254 for the three months ended June 30, 2014 and decreased by $2,596, or 42%, to $3,642 for the six months ended June 30, 2015 compared to $6,238 for the six months ended June 30, 2014. These decreases were mainly due to commencement of revenues in the fourth quarter of 2014 and continuing increases in revenues during the three and six months ended June 30, 2015 coupled with decreases of $1,721 and $2,421 in operating costs during the three and six months ended June 30, 2015, respectively.

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

As of June 30, 2015, we had $981 in cash and cash equivalents. During the six months ended June 30, 2015, we raised net proceeds in an aggregate of $2,409 following the entry on May 15, 2015 into warrant exercise and replacement agreements, or the Exercise and Replacement Agreements, with certain of the investors and the placement agent, or the Buyers, in our private placement transaction which closed in February and March 2015, or the Private Placement. The purpose of the Exercise and Replacement Agreements was to induce the exercise of the warrants issued in the Private Placement, or the Warrants, into 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the Exercise and Replacement Agreements and the exercise of the Warrants, we issued to the Buyers additional warrants to purchase an aggregate of 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the issuance of the warrants to purchase an aggregate of 1,923,636 shares of our common stock we recorded in the second quarter a deemed dividend in the amount of $154.

Subsequent to the balance sheet date, in July and August 2015, we consummated a private placement pursuant to which we issued 5,143,863 shares of Common Stock, Series A warrants to purchase 2,571,935 shares of common stock at an exercise price of $0.35 per share and Series B Warrants to purchase 2,571,935 shares of common stock at an exercise price of $0.40 per share for an aggregate gross consideration of approximately $1,543. With respect to the July 2015 Private Placement the Company's issuance costs were approximately $172 ($118 out of which related to commissions and fees of the placement agent). In addition, we agreed to grant to the placement agent 50,000 restricted shares of common stock of the Company and an aggregate of 874,456 warrants at exercise prices of $0.30, $0.35 and $0.40 per share.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into October 2015. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners and to direct customers.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	June 30,
	2015	2014
	$	$
Cash used in operating activities:	(2,832)	(4,418)
Cash used in investing activities:	(49)	(130)
Cash provided by financing activities:	2,409	4,104

	(472)	(444)

Net cash used in operating activities

Net cash used in operating activities was $2,832 for the six months ended June 30, 2015 compared to $4,418 used in operations for the same period in 2014. Cash used in operations decreased due to cost reduction activities in operating costs.

Net cash used in investing activities

Net cash used in investing activities was $49 for the six months ended June 30, 2015 compared to $130 for the same period in 2014. Cash used in investing activities decreased mainly due to decrease in the purchase of property and equipment..

Net cash provided by financing activities

Net cash provided by financing activities was $2,409 for the six months ended June 30, 2015 compared to $4,104 for the same period in 2014. During the six months of 2015 we raised net proceeds in an amount of $2,409, of which $1,956 was raised through our February 2015 private placement and $453 was raised in May 2015 through our Warrant Exercise and Replacement Agreements with certain of the investors and placement agent from our February 2015 private placement.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2015, we issued an aggregate of 400,093 shares of common stock to certain members of our board of directors as consideration for a waiver of cash owed to such individuals amounting to $110. The waiver of cash was done upon the average closing price of the common stock for the 30 trading days prior to the date the common stock was granted. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Regulation S under the Securities Act and/or Section 4(a)(2) under the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1*	Composite Copy of Certificate of Incorporation, as amended as of June 16, 2015.
3.2*	Composite Copy of Certificate of Incorporation, as amended as of June 16, 2015 (marked copy).
4.1	Form of Warrant (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2015).
4.2*	Form of Warrant.
4.3*	Form of Warrant.
4.4*	Form of Warrant.
4.5*	Form of Warrant.
4.6*	Form of Warrant.
10.1	Form of Warrant Exercise and Replacement Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2015).
10.2	Amendment No. 3 to the 2012 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 16, 2015).
10.3*	Form of Securities Purchase Agreement.
14.1*	Code of Ethics.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2015		LabStyle Innovations Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer)