Form 10-Q
period 2015-09-30
LabStyle Innovations Corp.
filed 2015-11-13
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of November 13, 2015, the registrant had 42,993,162 shares of common stock outstanding.

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

1

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

UNAUDITED

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2015	2014
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,908	$1,453
Restricted cash	10	-
Short-term bank deposits	69	83
Inventories	315	234
Other accounts receivable and prepaid expenses	419	286

Total current assets	2,721	2,056

LEASE DEPOSITS	33	47

PROPERTY AND EQUIPMENT, NET	796	978

Total assets	$3,550	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$879	$708
Deferred revenues	54	24
Other accounts payable and accrued expenses	594	884

Total current liabilities	1,527	1,616

LIABILITY RELATED TO WARRANTS	3,626	4,003

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at September 30, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: 35,600 and 41,652 shares at September 30, 2015 (unaudited) and December 31, 2014, respectively; Aggregate liquidation preference of $3,560 and $4,165 at September 30, 2015 (unaudited) and December 31, 2014, respectively	2,357	2,757

STOCKHOLDERS' DEFICIENCY
Common Stock of $0.0001 par value - Authorized: 160,000,000 and 80,000,000 shares at September 30, 2015 (unaudited) and December 31, 2014, respectively; Issued and Outstanding: 42,768,309 and 16,233,430 shares at September 30, 2015 (unaudited) and December 31, 2014, respectively	4	2
Preferred Stock of $0.0001 par value - Authorized: 4,940,000 shares at September 30, 2015 (unaudited) and December 31, 2014; Issued and Outstanding: None at September 30, 2015 (unaudited) and December 31, 2014	-	-
Additional paid-in capital	37,718	30,761
Accumulated deficit	(41,682)	(36,058)

Total stockholders' deficiency	(3,960)	(5,295)

Total liabilities and stockholders' deficiency	$3,550	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenues	$273	$-	$515	$-
Cost of revenues and ramp up of manufacturing	404	585	1,111	1,611

Gross loss	131	585	596	1,611

Operating expenses:
Research and development	$667	$769	$1,991	$3,209
Sales, marketing and pre-production costs	417	252	931	911
General and administrative	1,332	901	2,318	3,047

Total operating expenses	2,416	1,922	5,240	7,167

Operating loss	2,547	2,507	5,836	8,778

Financial expenses (income), net:
Revaluation of warrants	(753)	(2,606)	(377)	(3,144)
Other financial expense (income), net	35	3,176	11	3,681

Total financial expenses (income), net	(718)	570	(366)	537

Net loss	$1,829	$3,077	$5,470	$9,315

Deemed dividend related to warrants exchange agreement	$-	$-	$154	$-
Deemed dividend related to exchange agreement	$-	$279	$-	$279
Deemed dividend related to Series A Preferred Stock	$-	$2,977	$-	$2,977
Net loss attributable to holders of Common Stock	$1,829	$6,333	$5,624	$12,571

Net loss per share

Basic loss per share	$(0.05)	$(0.66)	$(0.19)	$(2.03)
Weighted average number of Common Stock used in computing basic net loss per share	37,433,188	9,610,160	29,835,891	6,179,981
Diluted loss per share	$(0.05)	$(0.66)	$(0.19)	$(2.23)
Weighted average number of Common Stock used in computing diluted net loss per share	37,433,188	9,610,160	29,835,891	6,194,418

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except stock and stock data)

	Common Stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		capital	deficit	deficiency

Balance as of December 31, 2013	4,014,478	$	*) -	$19,917	$(20,003)	$(86)

Issuance of Common Stock in February 2014 at $2.75 per unit, net of issuance cost	445,392		*) -	1,013	-	1,013
Issuance of Common Stock in July 2014 upon reset price mechanism	496,884		*) -	*) -	-	*) -
Deemed dividend related to exchange agreement	-		-	279	(279)	-
Issuance of additional shares upon exchange agreement in August 2014	10,957,515		2	4,556	-	4,558
Deemed dividend related to Series A Preferred Stock	-		-	2,899	(2,899)	-
Conversion of Series A Preferred Stock into Common Stock	176,137		*) -	46	-	46
Exercise of warrants into Common Stock	68,524		*) -	352	-	352
Exercise of options into Common Stock	74,500		*) -	7	-	7
Stock-based compensation	-		-	1,692	-	1,692
Net loss	-		-	-	(12,877)	(12,877)

Balance as of December 31, 2014	16,233,430		$2	$30,761	$(36,058)	$(5,295)

Issuance of Common Stock and warrants in February 2015 at $0.18 per unit, net of issuance cost	11,286,444		1	1,955	-	1,956
Issuance of Common Stock in July and August 2015, net of issuance cost	9,020,475		1	2,324	-	2,325
Issuance of Common Stock in April and August 2015 to service provider	200,000		*) -	64	-	64
Issuance of Common Stock in September 2015 to employees	1,748,166		*) -	591	-	591
Issuance of Common Stock in September 2015 to service provider	50,000		*) -	16	-	16
Payment for executives and directors under Salary Program	773,549		*) -	232	-	232
Exercise of warrants into Common Stock in May 2015, net of issuance cost	1,923,636		*) -	453	-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-		-	154	(154)	-
Conversion of Series A Preferred Stock into Common Stock	1,526,609		*) -	400	-	400
Exercise of options into Common Stock	6,000		*) -	*) -		*) -
Stock-based compensation	-		-	768	-	768
Net loss	-		-	-	(5,470)	(5,470)

Balance as of September 30, 2015 (unaudited)	42,768,309		$4	$37,718	$(41,682)	$(3,960)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
	Unaudited

Cash flows from operating activities:
Net loss	$(5,470)	$(9,315)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock	1,439	1,522
Issuance cost related to warrants to investors and service provider	-	533
Depreciation	248	461
Decrease (increase) in other accounts receivable and prepaid expenses	(120)	117
Increase in inventories	(81)	(109)
Increase in trade payables	183	367
Increase in deferred revenues	30	-
Increase (decrease) in other accounts payable and accrued expenses	(58)	276
Increase (decrease) in fair value of warrants	(377)	(3,144)
Consideration granted to the February 2014 investors from exchange agreement	-	3,124
Capital loss from disposal of fixed assets	(8)	-

Net cash used in operating activities	(4,214)	(6,168)

Cash flows from investing activities:
Proceeds of maturities of short-term bank deposit	333	230
Investment in short-term bank deposits	(330)	(130)
Investment in restricted cash	(10)	-
Maturity of (investment in) lease deposits	12	(6)
Purchase of property and equipment	(70)	(219)

Net cash used in investing activities	(65)	(125)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	1,956	3,754
Proceeds from issuance of Common Stock and warrants, net of issuance cost	2,325	-
Proceeds from issuance of Series A Preferred Stock and warrants, net of issuance cost	-	4,096
Proceeds from exercise of warrants into Common Stock, net of issuance cost	453	-
Proceeds from exercise of options and warrants into Common Stock	*) -	350

Net cash provided by financing activities	4,734	8,200

Increase in cash and cash equivalents	455	1,907
Cash and cash equivalents at the beginning of the period	1,453	2,263

Cash and cash equivalents at the end of the period	$1,908	$4,170

Non-cash investing and financing activities:

Purchase of property and equipment	$26	$323
Conversion of Series A Preferred Stock into Common Stock	$400	$-
Conversion of liability related to warrants to Common Stock	$-	$9
Payment for executives and directors under Salary Program	$232	$-

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a mobile health (mHealth) company developing and commercializing patented technologies to provide consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s initial product, Dario™, is a mobile, cloud-based, diabetes management solution which includes a pocket-sized blood glucose monitoring device (the “Dario™ Smart Meter”) that, utilizing proprietary software, integrates with smart phones and other mobile devices to offer users the ability to record, save, track, analyze, manage and share diabetes related information.

The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.”), incorporated and located in Israel, which commenced operations on September 14, 2011. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014 in anticipation of U.S. operations for the Company.

b.	During the nine month period ended September 30, 2015, the Company incurred operating losses and negative cash flows from operating activities amounting to $5,836 and $4,214, respectively. The Company will be required to obtain additional capital resources in the near term to support its products’ commercialization, ramp up manufacturing and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by commencing its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into January 2016.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

c.	On June 15, 2015, the Company held its 2015 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 80,000,000 to 160,000,000 and to amend the Company’s 2012 Equity Incentive Plan, to increase the number of shares authorized for issuance under such Plan by 11,925,000 shares from 1,500,000 to 13,425,000.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 are applied consistently in these unaudited interim consolidated financial statements except:

a.	Revenue recognition:

Revenues from product sales are recognized in accordance with Accounting Standard Codification ("ASC") 605-10 “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

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

Through September 30, 2015, product sales to distributors are recognized as revenues upon receipt of payment. The Company will apply this policy until it will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

The Company also generates revenues from arrangements with health care providers which include supply of Dario™ Smart Meters and software platform that requires certain customization followed by monthly service, support and maintenance.

When a sales arrangement contains multiple elements, such as software and non-software components, the Company allocates revenue to each element based on a selling price hierarchy as required according to ASC 605-25, “Multiple-Element Arrangements”. The selling price for a deliverable is based on its Vendor Specific Objective Evidence (“VSOE”), if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The best estimate of selling price is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which the Company offers its products. The determination of ESP is judgmental.

Revenues from software components in sales arrangement contains multiple elements are recognized when all criteria outlined in ASC 985-605, “Software Revenue Recognition” (“ASC 985-605”), are met. Revenue from services is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred or the services have been rendered, the fee is fixed or determinable and collectability is probable.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For multiple element arrangements within ASC 985-605, revenues are allocated to the different elements in the arrangement under the “residual method” when VSOE of fair value exist for all undelivered elements and no VSOE exists for the delivered elements. Under the residual method, at the outset of the arrangement with the customer, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue when the basic criteria in ASC 985-605 have been met. Any discount in the arrangement is allocated to the delivered element.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Insurance contracts do not fall within the scope of this ASU. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. In July 2015, the FASB decided to defer by one year the effective date of this ASU. The ASU has not yet been adopted and the Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2015, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2015, and the Company's consolidated results of operations and the Company's consolidated cash flows for the nine months ended September 30, 2015. Results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	INVENTORIES

	September 30,	December 31,
	2015	2014
	Unaudited

Raw materials	$283	$68
Finished products	32	166

	$315	$234

During the nine months period ended September 30, 2015 and the year ended December 31, 2014, total inventory write-off expenses amounted to $138 and $1,046, respectively.

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

On September 23, 2014, the Company consummated the final closing of a private placement (the “September 2014 Private Placement”) with existing and new institutional and accredited investors (the “Purchasers”) pursuant to which the Company raised $4,096 in net proceeds by issuance of an aggregate of 42,350 units which consisted of 42,350 shares of newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”) which are convertible into up to an aggregate of 10,683,662 shares of Common Stock, and warrants to purchase 5,341,834 shares of Common Stock with an exercise price of $0.48 per share which is subject to a standard anti-dilution protections clause. Such warrants contain a net settlement cash feature and liquidated damages penalties and therefore accounted as a liability according to the provisions of ASC 815-40 “Contracts in entity's own equity” (see also Notes 7 and 9b).

The holders of the Series A Preferred Stock have certain rights and privileges, including, among others, a liquidation preference which might be applied in certain deemed liquidation events such as changes in control of the Company and therefore are accounted and recorded out of the Company's deficiency, as mezzanine according to the provisions of ASC 480-10-S99 “Distinguishing Liabilities from Equity”. In addition, based on the fair value of each of the Series A Preferred Stock and the Common Stock as of September 23, 2014 and subject to the conversion right pursuant to which each Series A Preferred Stock shall be converted into shares of Common Stock at a ratio of 1 to 252 at any time by election of the investors in the September 2014 Private Placement, the Company has measured a beneficial conversion feature which was accounted as deemed dividend and was recorded as additional paid in capital during the year ended December 31, 2014.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

During the nine months period ended September 30, 2015, 6,052 shares of Series A Preferred Stock had been converted into 1,526,609 shares of Common Stock and therefore an amount of $400 was accounted for as additional paid in capital in the Company's statement of changes in stockholders deficiency.

b.	On February 25, 2015 and March 16, 2015, the Company completed two closings of a private placement (the “February 2015 Private Placement”) with existing and new institutional and accredited investors and raised $1,956 in net proceeds through the issuance of 11,286,444 shares of Common Stock, and series A warrants to purchase 2,821,613 shares of Common Stock (the “Series A Warrants”) and series B warrants to purchase 2,821,613 shares of Common Stock (the “Series B Warrants”). Out of the above issuance, 1,150,000 shares of Common Stock, 287,500 Series A Warrants and 287,500 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $207 and 1,111,111 shares of Common Stock, 277,778 Series A Warrants and 277,778 Series B Warrants were purchased by one of the directors of the Company for gross proceeds of $200.

The Series A Warrants are immediately exercisable at an exercise price of $0.24 per share and expire 9 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series B Warrants are immediately exercisable at an exercise price of $0.30 per share and expire 36 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series A Warrants and Series B Warrants are eligible also for “cashless exercise” only if the underlying shares of Common Stock are not registered for resale. The Series A Warrants and the Series B Warrants contain a standard anti-dilution protections clause and therefore will be classified as part of the Company’s stockholder’s deficiency. The Series B Warrants are callable by the Company for nominal consideration in the event that the share price of the Common Stock trades over $0.80 (adjusted for splits and the like) for 20 consecutive trading days.

With respect to the February 2015 Private Placement the Company entered into a finder’s fee agreement with a finder according to which the finder shall receive a cash fee of approximately $43 and immediately exercisable warrants to purchase: i) 241,423 shares of Common Stock with an exercise price of $0.18, with a “cashless exercise” feature and which are exercisable by February 25, 2018; ii) 60,356 shares of Common Stock with an exercise price of $0.24 and which are exercisable by November 25, 2015; and iii) 60,356 shares of Common Stock with an exercise price of $0.30 and which are exercisable by February 25, 2018. All finder’s warrants contain a standard anti-dilution protections clause and therefore will be classified as part of the Company’s stockholder’s deficiency.

The Company was required to file a registration statement for the resale of the shares and warrants shares issued in the February 2015 Private Placement within 60 days following the closing date and to use its reasonable best efforts to cause such registration statement to be declared effective within 75 days following the closing date (or 150 days following the closing date if the Securities and Exchange Commission determines to review the registration statement). The Company could incur liquidated damages if it did not meet the registration obligations.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

On April 8, 2015, the Company filed a registration statement covering the public resale of up to 11,286,444 shares of Common Stock, 2,821,613 shares of Common Stock underlying the Series A Warrants and 2,821,613 shares of Common Stock underlying the Series B Warrants, sold in the February 2015 Private Placement (the “Fifth Registration Statement”). The Fifth Registration Statement was declared effective on April 24, 2015.

c.	On April 3, 2015, the Company's Board of Directors approved following:

1.	The reservation of 400,000 shares of Common Stock under the terms of an engagement agreement with a service provider (“Service Provider Agreement”) dated March 15, 2015 (the “Effective Date”) offering investor relations services (“Services”) to the Company. The Service Provider Agreement is for a period of one year beginning with the Effective Date (the “Term”), pursuant to which in addition to monthly retainer Company shall issue 100,000 shares of Common Stock on a quarterly basis over the Term in consideration for the Services. The Company recorded General and Administrative expenses amounting to $64 in connection with 200,000 shares of Common Stock that have been issued during the nine month period ended September 30, 2015.

2.	A salary program pursuant to which the Company will issue up to 2,200,000 compensation shares of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

During the nine month period ended September 30, 2015, the Company issued 773,549 Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $232 (see also Note 9a).

d.	On May 5, 2015 (the “Commitment Date”), the Company’s Board of Directors approved warrant exercise and replacement agreements, or the Exercise and Replacement Agreements, with certain of the investors and the placement agent, or the Buyers, in our February 2015 Private Placement. The purpose of the Exercise and Replacement Agreements was to induce the exercise of the warrants issued in the February 2015 Private Placement, or the Warrants, into 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the Exercise and Replacement Agreements and the exercise of the Warrants, we issued to the Buyers additional warrants to purchase an aggregate of 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the issuance of the warrants to purchase an aggregate of 1,923,636 shares of our common stock we recorded in the second quarter a deemed dividend in the amount of $154.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

The transaction was accounted for in accordance with ASC 470-20 “Debt with Conversion and Other Options”, pursuant to which the induced conversion privileges are exercisable only for a limited period of time and includes the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the warrants at issuance for each warrant instrument that is converted. Therefore, the induced conversion was accounted for as a deemed dividend and measured at the Commitment Date in a total amount of $154.

Under this offer, 1,923,636 warrants were exercised into 1,923,636 shares of Common Stock for total net consideration of $453.

e.	On July 23, 2015 and August 28, 2015, the Company completed two closings of a private placement (the “July 2015 Private Placement”) with existing and new institutional and retail investors and raised approximately $2,325 in net proceeds through the private issuance of 9,020,475 shares of Common Stock, and series A warrants to purchase 4,709,821 shares of Common Stock (the “2015 Series A Warrants”) and Series B Warrants to purchase 4,709,821 shares of Common Stock (the “2015 Series B Warrants”) and 449,157 shares of Common Stock underlying Placement Agent Warrants. Out of the above issuance, 750,000 shares of Common Stock, 375,000 2015 Series A Warrants and 375,000 2015 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $225 and 40,000 shares of Common Stock, 20,000 2015 Series A Warrants and 20,000 2015 Series B Warrants were purchased by the Chief Executive Officer of the Company for gross proceeds of $12. In addition, out of the above issuances, 619,605 and 50,000 restricted shares of Common Stock were issued to finders and to a placement agent, respectively.

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

With respect to the July 2015 Private Placement, the Company entered into finder's fee agreements with certain finders according to which the finders received 619,605 restricted shares of Common Stock and 619,606 warrants, evenly divided between “Series A Finders Warrants” and “Series B Finders Warrants”. The Series A Finders Warrants are exercisable at an exercise price of $0.35 per share and expire 12 months from the date of the closing of the July 2015 Private Placement at which such warrants were issued. The Series B Finders Warrants are exercisable at an exercise price of $0.40 per share and expire 3 years from the date of the closing of the July 2015 Private Placement at which such warrants were issued.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

Issuance costs related to the July 2015 Private Placement were approximately $181 ($122 out of which related to the placement agent). In addition, the Company issued to the placement agent 50,000 restricted shares of Common Stock and an aggregate of 898,313 warrants to the placement agent and to a selected dealer (the “Placement Agent Warrants”). The Company issued three types of Placement Agent Warrants, of which (i) the first will have an exercise price of $0.30 per share exercisable over a period of three years, (ii) the second will have an exercise price of $0.35 per share, exercisable over a period of one year; and (iii) the third will have an exercise price of $0.40 per share, exercisable over a period of three years. The Placement Agent Warrants are exercisable for cash or on a cashless basis and have similar registration rights as the shares but also include piggyback registration rights.

The Company was required to file a registration statement for the resale of the shares and warrants shares issued in the July 2015 Private Placement within 60 days following the closing date and to use its reasonable best efforts to cause such registration statement to be declared effective within 75 days following the closing date (or 150 days following the closing date if the Securities and Exchange Commission determines to review the registration statement).

On September 21, 2015, the Company filed a registration statement covering the public resale of up to 8,350,870 shares of Common Stock, 4,400,018 shares of Common Stock underlying the 2015 Series A Warrants, 4,400,018 shares of Common Stock underlying the 2015 Series B Warrants and 449,157 shares of Common Stock underlying the Placement Agent Warrants issued in the July 2015 Private Placement (the “Sixth Registration Statement”) which was declared effective on October 2, 2015.

The July 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement (as defined in Note 7(a)) by adjusting the current exercise price of the warrants for the investors and placement agent from $0.64 to $0.45 per share and an additional 2,307,106 and 439,347 shares became subject to such warrants, respectively. In addition, the exercise price of the placement agent's warrants in the 2011-2012 Private Placement, was adjusted from $0.53 to $0.38 per share and an additional 311,874 warrants were issued.

f.	On September 3, 2015, the Company's Board of Directors approved the issuance of 1,748,166 shares of Common Stock under the 2012 Equity Incentive Plan to certain employees according to the Israeli sub-plan. Consequently, the Company recorded General and Administrative and Research and Development expenses amounting to $514 and $77, respectively.

g.	On September 17, 2015, the Company's Board of Directors approved the issuance of 50,000 shares of Common Stock to a service provider. Consequently, the Company recorded General and Administrative expenses amounting to $16 in the statements of comprehensive loss.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

h.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the nine month period ended September 30, 2015 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,317,400	6.59	6.98	8
Options granted	8,326,634	0.32
Options exercised	6,000
Options expired	157,775	8.05
Options forfeited	98,225	4.14

Options outstanding at period end (unaudited)	9,382,034	1.01	6.04	14

Options vested and expected to vest at period end (unaudited)	8,730,371	1.05	0.81	14

Exercisable at period end (unaudited)	3,311,443	2.12	6.15	14

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount is impacted by the changes in the fair market value of the Common Stock.

As of September 30, 2015, the total amount of unrecognized stock-based compensation expense was approximately $1,270 which will be recognized over a weighted average period of 1.16 years.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the nine month period ended September 30, 2015 and 2014 was comprised as follows:

	Nine months ended September 30,
	2015	2014
	Unaudited

Cost of revenues	$41	$35
Research and development	139	342
Sales, marketing and pre-production costs	69	17
General and administrative	519	1,128

Total stock-based compensation expenses	$768	$1,522

NOTE 7:-	FAIR VALUE MEASURMENTS

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

a.	On March 30, 2012, the Company consummated the final closing of a private placement pursuant to which certain accredited investors purchased an aggregate of 492,200 shares of Common Stock and warrants to purchase 492,200 shares of Common Stock at an exercise price of $7.50 for total consideration of $2,461 (the “2011-2012 Private Placement”).

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 96,440 shares of Common Stock at the exercise price of $5.00 per share and (ii) 96,440 shares of Common Stock at the exercise price of $7.50 per share.

Subsequent to the issuance of the 2011-2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $7.50 to $0.45 per share and an additional 7,332,057 and 1,396,611 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with an original exercise price of $5.00 was adjusted to $0.38 per share and an additional 1,026,240 warrants were issued.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Note 6a).

The warrants of the 2011-2012 Private Placement contain non-standard anti-dilution protection provisions and the warrants of the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity” and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

September 30, 2015

Risk-free interest rate (1)	0.36%
Expected volatility (2)	93.72%
Expected life (in years) (3)	1.08
Expected dividend yield (4)	0%

Fair value per warrant	$0.30

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

Placement agent's warrants 2011-2012 Private Placement:

September 30, 2015

Risk-free interest rate (1)	0.08%
Expected volatility (2)	79.22%
Expected life (in years) (3)	0.53
Expected dividend yield (4)	0%

Fair value per warrant	$0.17-0.20

Investors' warrants in September 2014 Private Placement:

September 30, 2015

Risk-free interest rate (1)	0.92%
Expected volatility (2)	90.15%
Expected life (in years) (3)	2.98
Expected dividend yield (4)	0%

Fair value per warrant	$0.15

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2015:

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

Fair value of liability related to warrants

Balance at December 31, 2014	$4,003
Change in fair value of warrants during the period	(377)

Balance at September 30, 2015 (unaudited)	$3,626

As of September 30, 2015, there were outstanding warrants to purchase 15,734,116 shares of Common Stock from the above issuances which were recorded as a liability.

NOTE 8:-	FINANCIAL EXPENSES (INCOME), NET

	Nine months ended September 30,
	2015	2014
	Unaudited

Bank charges	$17	$13
Foreign currency translation adjustments	(6)	11
Issuance cost related to warrants to investors and service provider	-	533
Consideration granted to the February 2014 investors from exchange agreement	-	3,124
Change in fair value of warrants	(377)	(3,144)

Total financial expenses (income), net	$(366)	$537

NOTE 9:-	SUBSEQUENT EVENTS

a.	In October 2015, 224,854 Compensation Shares of Common Stock were issued to certain members of Board of Directors and officers of the Company under the Company's 2012 Equity Incentive Plan as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary is based upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

b.	On October 22, 2015 (the “Effective Date”), the Company's Board of Directors approved a warrant replacement agreement with the September 2014 Private Placement Purchasers pursuant to which up to 5,341,834 outstanding warrants as of the Effective Date that contain certain net settlement cash feature will be replaced by up to new 5,876,021 warrants to acquire up to an aggregate of 5,876,021 shares of Common Stock at an exercise price of $0.4755 per share which is subject to standard anti-dilution protections.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	SUBSEQUENT EVENTS (Cont.)

As of November 13, 2015 the Company signed on a warrant replacement agreement with purchasers from the September 2014 Private Placement to replace 4,257,067 outstanding warrants that contain certain net settlement cash feature by new 4,682,772 warrants to acquire an aggregate of 4,682,772 shares of Common Stock at an exercise price of $0.4755 per share which is subject to standard anti-dilution protections.

The above replacement is considered as a modification of the warrants' terms of the September 2014 Private Placement. The incremental value that will be generated to the particular Purchasers from the aforementioned exchanged warrants will be recorded as part of the finance expenses in the consolidated statement of comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following financial data in this narrative are expressed in thousands, except for stock and stock data or as otherwise noted.

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

With CE Mark certification in hand, we accelerated our efforts to prepare and file with the FDA a Premarket Notification Application (known as a 510 (k) application) for marketing of Dario™ in the United States, and on January 7, 2014, we announced the filing of our 510(k) application with the FDA for the Dario™ blood glucose monitoring system. We received comments from the FDA on our submission during the third quarter of 2014.

Following these comments, we have performed a clinical trial and other activities in the U.S. in order to respond to all FDA comments.

On March 18, 2015, we announced positive results from a 368 patient, U.S. performance study, and on March 24, 2015, we announced the resubmission of our 510(k) application.

During the second quarter of 2015, we received additional comments from the FDA and during the last months have been working diligently with the agency to address the remaining comments.

We are confident that we will be able to satisfy the FDA request and be cleared for the anticipated marketing in the United States in the next few months.

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

In January 2015, we entered into an agreement with Israel’s leading healthcare HMO, Maccabi Healthcare, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with Maccabi Healthcare’s Telecare unit, or MOMA, represents an additional revenue stream channel for Dario™. This revenue channel demonstrates the significant potential available in software-based services and value added services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes and aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

In May 2015, we received Health Canada approval to market and sell Dario™ in Canada and we commenced sales in Canada in June 2015. The majority of Canadian medical plans are currently providing reimbursement coverage for Dario™.

In addition, since 2013, we have worked to secure distribution partnerships in a number of jurisdictions, including the United Kingdom, Italy, Australia, New Zealand, the Netherlands and Canada. These partnerships, along with our own online marketing programs, will be key to our sales and distributions efforts for Dario™.

We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port and on September 9, 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into January 2016. This includes a small amount of anticipated inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

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

Revenues from product sales are recognized in accordance with Accounting Standard Codification ("ASC") 605-10, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. The Company generally does not grant a right of return. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products delivered, the existing contractual arrangements and the distributor’s consistency of payments. When evaluating collectability, we consider whether we have sufficient history to reliably estimate the distributor’s payment patterns.

Through September 30, 2015, product sales to distributors are only recognized as revenues upon receipt of payment. We will apply this policy until we will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

In addition, we generate revenues from arrangements with health care providers which includes supply of our Dario™ Smart Meters and software platform that requires certain customization followed by monthly service, support and maintenance.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014 (in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2015 amounted to $273 and $515, respectively, compared to no revenues during the three and nine months ended September 30, 2014.

Revenues generated during the three and nine months ended September 30, 2015 were derived mainly from the sales of Dario™’s Smart Meter and related disposables, through distributors and end users and from our arrangement with Maccabi Healthcare. We recognize revenues derived from sales through distributors on a cash basis, when all revenue recognition criteria are met, until we are able to determine the ability of the distributor to honor its commitment to complete payment.

Cost of Revenues and ramp up of manufacturing costs

During the three and nine months ended September 30, 2015, we recorded costs related to revenues and ramp up of manufacturing costs in the amount of $404 and $1,111, respectively, out of which $32 and $138, respectively, was recorded to cover inventory write-downs due to net realized value which was lower than original cost. During the three and nine months ended September 30, 2014, we recorded cost of revenues and costs related to ramp up of manufacturing in the amount of $585 and $1,611, respectively. The decreases in cost of revenues and ramp up of manufacturing from the three and nine months ended September 30, 2014 were mainly due to a decrease in production line depreciation costs as a result of the cessation of operation of our old production line during the fourth quarter of 2014.

Cost of revenues consists mainly of the cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $102, or 13%, to $667 for the three months ended September 30, 2015 compared to $769 for the three months ended September 30, 2014, and decreased by $1,218, or 38%, to $1,991 for the nine months ended September 30, 2015 compared to $3,209 for the nine months ended September 30, 2014. These decreases were mainly due to decreases in our subcontractor product and software development expenses and employee payroll and related costs due to a decrease in headcount, both incurred as a result of our Dario™ Smart Meter launch during March 2014. These decreases were offset by increases in clinical trial expenses due to the clinical trial performed in the United States in response to the FDA comments as well as stock-based compensation expenses.

Research and development expenses consist mainly of payroll expenses and stock-based compensation expenses to employees involved in research and development activities, expenses related to our Dario™ software application and related Smart Meter device, subcontracting, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales, Marketing and Pre-Production Expenses

Our sales, marketing and pre-production expenses increased by $165, or 65%, to $417 for the three months ended September 30, 2015 compared to $252 for the three months ended September 30, 2014, and increased by $20, or 2%, to $931 for the nine months ended September 30, 2015 compared to $911 for the nine months ended September 30, 2014. The increases were mainly due to an increase in headcount of marketing personnel and public relations efforts towards initiation of sales in the United States in connection with the anticipated receipt of FDA certification.

Sales and marketing expenses consist mainly of payroll expenses and stock-based compensation expenses of sales and marketing employees, travel expenses, trade show expenses, on-line marketing, consulting services and facilities expenses associated with and allocated to sales and marketing.

General and Administrative Expenses

Our general and administrative expenses increased by $431, or 48%, to $1,332 for the three months ended September 30, 2015 compared to $901 for the three months ended September 30, 2014, and decreased by $729, or 24%, to $2,318 for the nine months ended September 30, 2015 compared to $3,047 for the nine months ended September 30, 2014. The increase during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was mainly due to stock-based compensation expenses as a result of the issuance of shares of our common stock to certain employees in September 2015 offset by decreases in legal and professional expenses and other expenses. The decrease during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was mainly due to decreases in employee payroll and related costs due to a change in management structure and a decrease in stock-based compensation expenses of employees and directors as well as legal and professional expenses and other expenses.

Our general and administrative expenses consist mainly of payroll expenses and stock-based compensation expenses for management, employees, directors and consultants, accounting and legal fees, expenses related to investor relations, as well as our office rent and maintenance and related expenses.

Financial Expenses (Income), net

Our financial income, net for the three and nine months ended September 30, 2015 was $(718) and $(366), respectively, compared to finance expense, net of $570 and $537 for the three and nine months ended September 30, 2014, respectively. The decreases in finance expenses were mainly due to revaluation of warrants to investors, that are recorded as liability and presented at fair value each reporting period.

Finance expenses or income include mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss decreased by $1,248, or 41%, to $1,829 for the three months ended September 30, 2015 compared to $3,077 for the three months ended September 30, 2014 and decreased by $3,845, or 41%, to $5,470 for the nine months ended September 30, 2015 compared to $9,315 for the nine months ended September 30, 2014. These decreases were mainly due to commencement of revenues in the fourth quarter of 2014 and continuing increases in revenues during the three and nine months ended September 30, 2015 coupled with a decrease of $2,942, or 34%, in operating costs during the nine months ended September 30, 2015.

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

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $1,908 in cash and cash equivalents.

We have experienced cumulative losses of $42 million from inception (August 11, 2011) through September 30, 2015, and have a stockholders’ deficit of $4 million at September 30, 2015. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $28.3 million as of September 30, 2015, approximately $2 million of which was raised during February and March 2015 pursuant to a private placement, or the February 2015 Private Placement, pursuant to which we issued 11,286,444 shares of our common stock and warrants to purchase an aggregate of 5,643,226 shares of our common stock, and $0.453 million which was raised following the entry on May 15, 2015 into warrant exercise and replacement agreements, or the Exercise and Replacement Agreements, with certain of the investors and the placement agent, or the Buyers, in our February 2015 Private Placement. The purpose of the Exercise and Replacement Agreements was to induce the exercise of the warrants issued in the February 2015 Private Placement, or the Warrants, into 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the Exercise and Replacement Agreements and the exercise of the Warrants, we issued to the Buyers additional warrants to purchase an aggregate of 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the issuance of the warrants to purchase an aggregate of 1,923,636 shares of our common stock we recorded in the second quarter a deemed dividend in the amount of $154.

In July and August 2015, we consummated a private placement, or the July 2015 Private Placement, pursuant to which we issued 8,350,870 shares of our common stock, Series A Warrants to purchase 4,175,440 shares of our common stock at an exercise price of $0.35 per share and Series B Warrants to purchase 4,175,440 shares of our common stock at an exercise price of $0.40 per share for an aggregate gross consideration of approximately $2.5 million. With respect to the July 2015 Private Placement our issuance costs were approximately $181 ($122 out of which related to commissions and fees of the placement agent). In addition, we agreed to grant to the placement agent 50,000 restricted shares of our common stock, to the placement agent and a selected dealer an aggregate of 898,313 warrants at exercise prices of $0.30, $0.35 and $0.40 per share, and 619,605 restricted shares of our common stock and 619,606 warrants at exercise prices of $0.35 and $0.40 per share to certain finders that assisted with the July 2015 Private Placement.

Subsequent to the balance sheet date, in October 2015, our Board of Directors approved a warrant replacement agreement with the September 2014 Private Placement Purchasers pursuant to which up to 5,341,834 outstanding warrants that contain a net settlement cash feature will be replaced by new warrants to acquire up to an aggregate of 5,876,021 shares of our common stock at an exercise price of $0.4755, which warrants are subject to standard anti-dilution protections. Consequently, we entered into a warrant replacement agreement with purchasers from the September 2014 Private Placement to replace 4,257,067 outstanding warrants that contain certain net settlement cash feature by new 4,682,772 warrants to acquire an aggregate of 4,682,772 shares of common stock at an exercise price of $0.4755 per share which is subject to standard anti-dilution protections.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into January 2016. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners and to direct customers.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	September 30,
	2015	2014
	$	$
Cash used in operating activities:	(4,214)	(6,168)
Cash used in investing activities:	(65)	(125)
Cash provided by financing activities:	4,734	8,200
	455	1,907

Net cash used in operating activities

Net cash used in operating activities was $4,214 for the nine months ended September 30, 2015 compared to $6,168 used in operations for the same period in 2014. Cash used in operations decreased mainly due to decreases in employee payroll and related costs, overhead costs, legal and professional expenses and other expenses, coupled with an increase in cash due to ramp-up of revenues during the nine month period ended September 30, 2015.

Net cash used in investing activities

Net cash used in investing activities was $65 for the nine months ended September 30, 2015 compared to $125 for the same period in 2014. Cash used in investing activities decreased mainly due to a decrease in the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $4,734 for the nine months ended September 30, 2015 compared to $8,200 for the same period in 2014. During the nine months of 2015, we raised net proceeds in an amount of $4,734, of which $1,956 was raised through our February 2015 Private Placement, $450 was raised in May 2015 through our Warrant Exercise and Replacement Agreements with the Buyers from our February 2015 Private Placement and $2,325 was raised through our July 2015 Private Placement.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2015, we issued an aggregate of 1,748,166 shares of our common stock to certain employees under the 2012 Equity Incentive Plan as equity compensation according to the Israeli sub-plan and we also issued an aggregate of 50,000 shares of our common stock to a service provider in consideration for legal services provided to us and as a waiver for cash fees. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Regulation S under the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Warrant (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).
4.2	Form of Warrant (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).
4.3	Form of Warrant (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).
4.4	Form of Warrant (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).
4.5	Form of Warrant (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).
4.6	Form of Warrant (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2015).
10.1	Form of Securities Purchase Agreement (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 12, 2015).
10.2	Form of Warrant Replacement Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2015).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2015		LabStyle Innovations Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer)

