Form 10-K
period 2015-12-31
LabStyle Innovations Corp.
filed 2016-02-08
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 333-186054

LABSTYLE INNOVATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Halamish Street

Caesarea Industrial Park

3088900, Israel

(Address of principal executive offices)

972-4-770-4055

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company| in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $9,323,900.

As of February 8, 2016, the registrant had outstanding 53,498,649 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our lack of operating history;

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our ability to manufacture, market and sell our Dario™ diabetes management solution;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the regulatory agents in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to launch and penetrate markets in new locations;

•	our ability to implement on-line distribution channels and to generate sales from such channels;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Overview

We are a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation. Our flagship product, Dario™, which we also refer to as our Dario™ Smart Diabetes Management Solution is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario™ Smart Meter.

The Dario™ Smart Diabetes Management Solution is targeted at the mHealth app market currently estimated at $10 billion with expected growth of 15% to $31 billion by 2020 according to Research2Guidance. In addition, we are also focusing on the global diabetes care devices market for diabetic blood glucose self-monitoring, known as BGMS, that is expected to reach approximately $24.6 billion by 2020 according to researchandmarkets.com. Diabetes is a disease where insufficient levels, or a total absence, of the hormone insulin produces high levels of glucose in the bloodstream, which can lead to long term adverse effects on a patient’s blood vessels, which in turn can lead to heart attack, stroke, high blood pressure, blindness, kidney disease and nerve damage. As part of controlling blood sugar, many patients must self-monitor their blood glucose levels using home testing kits (called glucose meters) and treat high and low blood sugar episodes accordingly to avoid the complications from the disease. We believe that by allowing patients to properly monitor the disease, provide actionable insights in real-time and create an online link to healthcare providers, this will ultimately improve patient outcomes and reduce healthcare costs - both critical advantages for the diabetes industry.

Dario™ is a comprehensive, digital diabetes management solution utilizing our patented and proprietary technology delivered through a cutting edge software application (commonly known as an “app”) available for iPhone or Android and cloud-based data services with a novel BGMS device (the Dario™ Smart Meter) that connect via a device’s audio jack consisting of a lancet (to obtain a blood sample), a device-specific disposable test strip cartridge and a smart mobile device-driven glucose reader adaptor. Roughly the size of a pack of gum, we believe that the Dario™ Smart Meter has the potential to replace standalone glucose meters and their kits (lancing, lancets and strips vials) which are the current market standard, most of which have the necessary testing components separated from one another in what we believe is a cumbersome design. Moreover, all but a few glucose meters lack an interface with a smart mobile device, and none presently have the software features associated with Dario™, each of which we believe will distinguish Dario™ as an alternative in the marketplace.

Beyond the benefits of individual diabetes management, we envision the Dario™ application becoming the centerpiece in a new era of interconnected devices and services, providing healthier and better lives for diabetic patients worldwide. With every single measurement captured and stored on a secure cloud data base, LabStyle’s software driven, comprehensive data-management technology has the potential to deliver actionable insight and analytical tools to manage individual patients or large populations, as well as provide a complete and comprehensive “big data” solution for healthcare providers and payers.

Beyond blood glucose testing, LabStyle’s technology provides a body-fluid testing apparatus for performing metered measurement of samples utilizing: (i) a lancing device to obtain a test sample (blood in the case of Dario™); and (ii) an adaptor specifically designed to connect a strip devised to absorb the sample, which then produces an electric signal indicating the level of the substance tested for in the sample.  The adaptor is then connected to a smart mobile device via the headphone jack, which allows the test signal to be transmitted to the smart mobile device, which will then utilize our software application to obtain and display the test result on the device.  This is coupled with a set of software features available via a smart mobile device application as well as cloud-based services, in real-time.  We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port and on September 8, 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe these represent critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

On September 23, 2013, we announced our receipt of CE Mark certification to market Dario™. The receipt of the CE Mark (which incorporated positive data from clinical user performance studies undertaken in Israel) allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On March 5, 2014, the Medical Device Safety Service, or MDSS, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices.

On December 22, 2015, we announced that the United States Food and Drug Administration (FDA) has granted 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher. The receipt of FDA clearance allows Dario™ to be marketed and sold in the United States and is a significant milestone towards marketing and commercialization of Dario in the United States in the first quarter 2016.

We are also actively investigating regulatory clearance pathways for Dario™ in Asia and South America.

In December 2013, we began offering free downloads of the Dario™ software application in selected jurisdictions, and in March 2014, we commenced our global multi-market launch of the Dario™ Smart Diabetes Management Solution in selected regions.

In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. We are actively pursuing reimbursement coverage in other jurisdictions.

In July 2014, we received approval from Israel’s Ministry of Health to sell the Dario™ Smart Meter for diabetes in Israel and also released the Dario™ Diabetes Management App for Android smartphone users. The Android mobile application will have the same user interface and features as the iOS Dario™ application and we are planning a soft launch in select markets, including the United Kingdom and New Zealand.

In December 2014, we received Therapeutic Goods Administration, or TGA, certification to market the Dario™ in Australia. We were also granted reimbursement status for the Dario™ test strips in Australia by the NDSS.

In December 2014, we entered into an agreement with Israel’s leading Health Maintenance Organization (healthcare HMO), Maccabi Healthcare, or MOMA, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represents an additional revenue stream channel for Dario™. We believe this revenue channel demonstrates the significant potential available in software-based services and value added services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes and aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

In February 2015, we obtained National Pharmaceutical Product Interface (known as NAPPI) approval and have registered Dario™ for sale in South Africa.

In March 2015, we started marketing the Dario™ Smart Diabetes Management Solution in the Netherlands and New Zealand as a private, out of pocket offering (no reimbursement).

In May 2015, we received Health Canada approval to market and sell Dario™ in Canada and we commenced sales in Canada in June 2015. The majority of Canadian medical plans are currently providing reimbursement coverage for Dario™.

In December 2015, we commenced registration for the Dario™ Lite in Italy.

Dario™ Smart Diabetes Management Solution has fully launched and begun penetrating most of the above mentioned markets with additional launch and market penetration plans for Italy, India, Panama, Costa Rica and the United States – all planned for the first half of 2016. We are consistently adding additional features and functionality in making Dario™ Smart Diabetes Management Solution the new standard of care in diabetes data management.

In the United States we plan to commence commercialization once our devices and test strips are packaged and labeled according to FDA guidelines. We intend to generate demand through a digital direct to consumer campaign. Customers will initially be able to purchase the product directly through our e-store or via Amazon. Third party distribution channels are expected to go live through the first and second quarters of 2016 to facilitate a subscription-based service via our proprietary store. We also intend to continue to broaden our reach via distribution agreements with national and regional durable medical equipment, or DME, and pharmacy chains.

In order to expand our global market reach in terms of smartphone support and lower pricing, we intend to expand our product offerings in three main areas: (1) we are developing Dario™ Lite, a less expensive version of our BGMS which includes the same blood glucose meter as our Dario™, offers a 50 strip vial holder, and excludes a lancing device, (2) we are developing Dario for additional models of smartphones that operate the Android operating system and which are not typically available in western countries, and (3) we plan to package strips in vials containing 50 strips versus the existing product that contains 25 strips. We believe these additional offerings will assist us in penetrating additional cost sensitive markets.

Although we are initially targeting only the large and growing BGMS market, we believe our invention has the potential to cover dozens of laboratory tests of bodily fluids (including blood, urine and saliva) that could potentially be undertaken using a smart mobile device, including blood coagulation, cholesterol, HIV and others.

Our Initial Product - Dario™

We believe that the diabetic disease management market presents the most attractive initial application for our proprietary technology as there are millions of potential diabetic users of a smart mobile device-enabled glucose monitoring technology.  As such, our first product, which we also refer to as the Dario™ Smart Diabetes Management Solution, will seek to revolutionize the way diabetic patients around the world manage their disease and connect with healthcare providers and others, making the Dario™ solution user-centric, engaging and accessible to all.

The full Dario™ diabetes management solution consists of a robust, real-time, cloud-based software application combined with the Dario™ Smart Meter.  Roughly the size of a pack of gum, the Dario™ Smart Meter is an all-in-one device that includes the glucose reader which is connected to a smart mobile device via the device audio jack, along with a lancing device (a reusable blood-sampling device, when loaded with a disposable lancet) and an integrated, disposable cartridge for test strips. Beyond the benefits of individual diabetes management, we envision the Dario™ application becoming the centerpiece in a new era of interconnected devices and services, providing healthier and better lives for diabetic patients worldwide. With every single measurement captured and stored on a secure cloud data base, LabStyle’s software driven, comprehensive data-management technology has the potential to deliver actionable insight and analytical tools to manage individual patients or large populations, as well as provide a complete and comprehensive “big data” solution for healthcare providers and payers.

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

We believe the following features of our Dario™ solution and the manner in which we plan to market and distribute the product will help position Dario™ to gain users and drive revenue growth:

●	Look and Feel. While utilizing the same state of the art electro-chemical, blood-based measurement techniques as standard glucose monitors offers familiar usability, the Dario™ blood glucose monitor is easily integrated with the patient’s own smart mobile device that offers a distinctive look and feel. Furthermore, unlike the market standards, the Dario™ Smart Meter has an integrated lancing device and disposable strip cartridge. This eliminates the need for a separate glucose monitor, lancing device and strip vial and, we believe, will make Dario™ the Smart Meter among the smallest footprint in the market. Furthermore, Dario™ has novel applications incorporating software tools to help diabetic patients manage their disease.

●	Large Market of Potential Users. Our reliance on diabetics within the massive smart mobile device market gives us an established potential user-base. The most recent publicly available reports from Nielsen indicate that in the U.S., smartphone usage continues to climb. More than three out of five (61%) mobile subscribers in the U.S. owned a smartphone during the most recent three-month period for which data is available (March-May 2013), up more than 10% since smartphones became the mobile majority in early 2012. In March 2012, 50% of mobile subscribers used smartphones, making up the majority for the first time. Moreover, according to a Research2Guidance report from 2014, the percentage of people with diabetes who own a smartphone and will utilize apps to manage their condition is 1.2% or approximately 3.7 million people in 2014, growing to an anticipated 7.8%, or approximately 24 million people, by 2018, which would represent an increase of 650%. In many countries (including the U.S.), smart mobile devices are also typically subsidized by the cellular providers through discounted pricing associated with related plan subscriptions, enabling Dario™ to benefit from the extensive marketing by cellular companies of these devices. We believe that it is reasonable to assume that the percentage of smart mobile device users with diabetes mirrors that of the general population.

●	Marketing and Distribution. We primarily use distribution partners to market and sell Dario™ in Europe as well as in New Zealand, Australia and Canada. In the U.S. we are planning to use online distribution channels to sell directly to customers and to also contract with nonexclusive distributors and partners. In addition, we have initiated our own direct to consumer marketing channel to support our sales efforts. In Israel, we have developed a direct sales and marketing channel through e-commerce. Our direct to consumer, online distribution plan will continue to supplement our distributors’ efforts and enables a direct communication channel with the market and the diabetic community. This approach is also designed to effectively create brand awareness with a significantly reduced use of our capital resources versus the amounts required via the traditional, offline retail channels. In some additional jurisdictions, we may adopt a direct sales model in addition to utilizing local distributors.

●	“Expanding the Pie”. Our goal is to obtain significant market share using technological innovations and by expanding the total BGMS market size “pie” through offering a user-friendly diabetes management solution that utilizes an existing platform and installed potential user base (smart mobile devices and smart mobile device users, respectively). We will endeavor to emphasize the user friendly nature of Dario™ to expand the total BGMS market size by encouraging existing diabetes patients to test their glucose levels more frequently and by encouraging the “non-testing” population to adopt glucose monitoring.

●	Competitive Cost of Goods Sold. Based on our market research and discussions with our test strip manufacturer, we believe that our anticipated outsourced manufacturing cost of the test strips will be similar to our estimate of our competitors’ cost for existing single-use disposable strips. In addition, we believe the manufacturing costs of our Dario™ Smart Meter will be competitive with those of the leading glucose meters.

●	Opportunities for Commercialization Partnerships. Healthcare and pharmaceutical company entrants into the BGMS market (such as Perigo and Sanofi) are licensing and/or acquiring technologies, seeking differentiation, thereby providing us with opportunities for more rapid commercialization through partnerships. Therefore, we plan to explore the possibility of entering into commercialization agreements, including an upfront payment, supply agreement and royalty payments, with strategic partners.

Currently there are a few new market entrants in the BGMS space that are attempting to utilize computer or smart mobile device connectivity, including the Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, and iHealth Align.  We believe that none of these devices offer the integration of an all-in-one unit that includes a lancing device and strip cartridge as Dario™ does. We further believe that these competitors provide limited capabilities over their diabetes management apps as compared to the Dario™ application.

As a result, we believe Dario™ will bring an entirely new dynamic to the BGMS device market.  We believe that our primary business model for Dario™ is clean and simple - sales of proprietary glucose test strips (the disposable component) directly to consumers, leveraging an installed base of mobile phones. The entire mechanism consists of a small and simple adaptor combined with a strip which is connected to the smart mobile device’s headphone jack, with the strip test results being read by the smart mobile device.

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

Type 1 diabetes, sometimes called insulin-dependent, or juvenile, diabetes, is caused by an auto-immune reaction where the body’s defense system attacks the insulin-producing cells located in a person’s pancreas.  The reason why this occurs is not fully understood.  People with Type 1 diabetes produce very little or no insulin.  The disease can affect people of any age, but usually occurs in children or young adults.  People with this form of diabetes need injections or infusions of insulin every day in order to control the levels of glucose in their blood.  Type 1 diabetes patients constitute approximately 10% of the overall number of patients, but are much more extensive users of BGMS, as these diabetics need to measure their glucose levels 4-10 times day (versus once or twice a day for most Type 2 diabetic patients).  The vast majority of Type 1 diabetes patients are insulin dependent.

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

The Diabetic and BGMS Markets and the Dario™ Solution

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

According to the International Diabetes Foundation (IDF), approximately 382 million people worldwide were estimated to have diabetes in 2013. The greatest number are between 40 and 59 years old. If these trends continue, by 2035, some 592 million people, or almost one adult in 10, will have diabetes. In Europe, there were 56.3 million people with diabetes in 2013 according to IDF. There were approximately 29.1 million diabetics in the U.S. in 2012 according to the American Diabetes Association (ADA), or 9.3% of the population.  In the U.S., one in four adults have diabetes.  An additional 86 million U.S. adults had pre-diabetes in 2012, which puts them at high risk for developing Type 2 diabetes.  Approximately 138 million adult diabetics live in China and India, with approximately 12 million in Brazil and 10 million in Russia.

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

Since blood glucose self-monitoring is a key part of managing diabetes, the market for BGMS products required to service these many patients is also large.  As reported in a press release published by Transparency Market Research, the blood glucose self-monitoring market is currently estimated to be $12 billion and is expected to grow to an estimated $27 billion by 2022.  The same source also notes that the total diabetes management market was $50.8 billion in 2011 and is estimated to reach $98.4 billion by 2018.  The biggest drivers for growth in the diabetes device market will be the increased prevalence and awareness of diabetes.  The U.S. is the largest market, contributing close to 40% of the global market for these devices.  In fact, the BGMS testing market, which barely existed in 1980, now accounts for approximately a quarter of the entire in vitro diagnostics industry.

Key factors driving market growth include increasing number of people with diabetes, growing patient awareness, technological advancements and increasing number of patients adopting blood glucose self-monitoring.  In addition, the affordable cost of blood glucose test strips, and increase in daily monitoring, are also expected to contribute to market growth.  As such, BGMS represents a large market that has grown significantly over the past 30 years and is expected to continue to grow.

It is important to note that the diabetic market is a first point of entry for LabStyle and the goal of providing mHealth/Digital health solution for a variety of chronic and wellness related conditions based on mobile device testing will grant us access to a much larger market. The DarioTM Smart Diabetes Management Solution is targeted at the mHealth app market currently estimated at $10 billion with expected growth of 15% to $31 billion by 2020.

Industry Background and the Dario™ Opportunity

From a competition perspective, four companies currently dominate the BGMS business, controlling approximately 90% of the market: Roche Diagnostics (part of Hoffman-LaRoche), LifeScan (a Johnson & Johnson company), Bayer Healthcare Division, and Abbott Laboratories.  These “big four” offer a wide variety of BGMS products and have led the market since the late 1990s.  Numerous second-tier and third-tier competitors, including several in Asia, hold the remaining 10% of the market.  We believe that the BGMS offerings by all vendors are comparable, with mild differentiation of the main feature sets of the devices.  This is akin to the differentiation among personal computers (PCs) during the 1990s and 2000s, where most of them had the same key feature set of Microsoft Windows and Intel Processors.

We believe that the increasing global adoption of mobile phones has created an opportunity for disruption in BGMS market. The Dario™ solution, which features a compact all-in-one Smart Meter coupled with iOS, Android and web-based apps, is intended to eliminate the need for separate glucose monitors, carb-calculators and cumbersome dependency on wired, computer-based logging tools.  Our intention is for Dario™ to not only deliver the best blood glucose monitoring experience, but also use the unique capabilities of mobile smart mobile devices to deliver better health outcomes.

With respect to the U.S. BGMS market, the principal barriers to entry (all of which we believe the features of Dario™ can overcome) can be summarized as follows:

●	Achieving significant product differentiation in the eyes of diabetes patients or insurance payers. We believe that Dario™ offers a novel design that is compatible with the usability of the current devices, yet offers a modern look and feel when compared to products in the marketplace. Marketing of the product directly to consumers will emphasize the product’s distinguishing attributes, without incurring the significant product introduction expenses typically incurred for the marketing of a standard glucose meter via traditional retail channels.

●	Costs. We anticipate that low manufacturing costs for the Dario™ dongle (the part of the Smart Meter that attaches to the phone jack) and the similarity to our competitors’ estimated cost of manufacturing the strips, when coupled with the direct-to-consumer marketing, creates the potential for providing us with a meaningful cost advantage versus most vendors of traditional glucose meters.

●	Difficulty obtaining shelf space at the pharmacy. With many products on the market, a new entrant has to battle for visibility on the shelf. Dario™ will limit this obstacle by emphasizing Internet based direct-to-consumer marketing and sales.

●	The challenge of influencing diabetes specialists to recommend another BGMS product to patients. We will seek to introduce and present Dario™ to the medical community through our participation in academic and professional conferences. Dario™ will mainly be marketed directly to our target users, who we believe are increasingly becoming the primary decision makers in choosing their glucose monitoring equipment.

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

Sales and Marketing

Our initial marketing has been focused on the early adopter diabetics, and we expect to gradually broaden our marketing efforts (and benefitting from viral marketing) toward the entire diabetic population. We plan to initially focus on insulin dependent diabetic patients. While this population constitutes about 20-30% of the diabetic patient population, we estimate it to be responsible for over 60% of the revenue from blood glucose monitoring.  Dario™’s ease of use and the lack of need for a special glucometer are also expected to be of major appeal to the entire Type 2 diabetes population. With our initial market launch, we are addressing the European market, as well as Australia and New Zealand, and we plan to expand to the U.S. in 2016. This will be followed, possibly through marketing collaborations, by targeting additional large markets.

Dario™ will also be an Internet-driven product. Dario™ was designed for the mobile age and will be powered by the Internet as an effective route of launching and marketing new consumer products.  We plan to sell directly to consumers and also collaborate with distributors and online marketing firms in various jurisdictions. It is estimated that a typical Type 1 diabetes patient, who is testing his or her blood sugar 4 to 10 times a day, uses 120 to 300 strips each month, which creates the potential for a substantial and predictable revenue stream.

On the marketing side, we plan to primarily utilize online marketing in order to create awareness of Dario™. Rather than solely rely on online advertisement, we will also consider revenue sharing with affiliate networks and a variety of other pay-for-performance methods commonly used in online commerce.

In December 2014, we entered into an agreement with Israel's leading healthcare HMO, Maccabi Healthcare, to implement a comprehensive Dario™ digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represents an additional channel of revenue stream for Dario™. We believe this channel for revenues indicates the huge potential available which is based on software licensing and added value services with HMOs and other strategic partners worldwide. The Dario™ application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes which aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

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

During 2015, we commenced manufacturing of our Dario™ Smart Meter with a Chinese manufacturer as part of our efforts to further reduce manufacturing costs of the Dario™ Smart Meter. We are currently transitioning our manufacturing to a new Chinese manufacturer as part of our effort to increase our manufacturing capacity and improve cost savings.

Insurance Reimbursement

In the United States and in other jurisdictions such as Germany and England, we expect that Dario™’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  We expect to work with third-party payers in the countries into which we expect to market Dario™ in order to establish coverage for test strips, although we cannot be sure of this being obtained.  In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario™ Smart Meter in Italy, making 600,000 Italians eligible for reimbursement coverage. In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. In December 2014, we were granted reimbursement status for the Dario™ test strips Australia. In May 2015 we launched Dario™ in Canada and the majority of Canadian medical plans are now covering Dario™ test strips with reimbursement. We expect the balance of Canadian insurance plans to provide reimbursement coverage in the near future. We are actively pursuing reimbursement coverage in other jurisdictions.

Clinical Trials

As part of our CE Mark clearance, in 2013 we conducted positive User Performance studies for the Dario™ Smart Meter in Israel with 161 diabetic patients. The aim of this study was to collect measurement data from capillary blood with defined distribution of glucose concentrations in order to perform system accuracy evaluation according to ISO 15197:2013, the current international standard requirements for BGMS systems. The results of this study showed that the Dario™ strips are well within the limits for system accuracy defined by ISO 15197:2013 in that 100% of results fell within zones A and B of the Consensus Error Grid for all systems, which means that the system accuracy requirements of the ISO 15197:2013 have been met. The acceptance criteria for accuracy of BGMS per ISO 15197:2013 is “95 % of the individual glucose measured values shall fall within ± 0,83 mmol/l (±15 mg/dl) of the measured values of the manufacturer’s measurement procedure at glucose concentrations < 5,55 mmol/l (<100 mg/dl) and within ± 15% at glucose concentrations ≥ 5,55 mmol/l (≥100 mg/dl)”.

In January 2015, we completed, and in March 2015, we announced positive results from, a required User Performance evaluation study in the U.S. to evaluate the accuracy of blood glucose level results obtained from fingertip using Dario™ compared to reference equipment (YSI 2300 STATPLUS) and to evaluate the ease of use of the Dario™ device by the first time user.  This study was in connection with our regulatory submissions for the product in the U.S. and Canada and in accordance with ISO 15197:2013.  The study was performed at Remington Davis Clinical Research in Columbus, Ohio with the Dario™ device and included 368 participants with varying demographics.  As required by FDA, the study was approved by the institutional review board (IRB) which supervise the clinical studies performed in their institutions.

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

We evaluated accuracy and user performance in this clinical trial with 368 diabetic patients, each of whom tested fresh capillary finger prick blood glucose levels while using Dario™ for the first time, as instructed at Dario™'s instruction material. System accuracy was determined with samples obtained from each subject measured both on the Dario™ by individual subjects and by a reference YSI analyzer. We documented sample collection or measurement errors. When required, repeated sampling by each subject was limited to three per subject. The interval of glucose levels tested were within BGMS range 43.0-477.0 mg/dL, and YSI range 42.3-435.5 mg/dL. There were no outliers. Accuracy for Dario™ met ISO 15197:2013 criteria, as can be seen in the accuracy tables below. Below 100 mg/dL, 97.8% of values were within ±15mg/d of YSI reference glucose values. For samples with glucose above or equal to 100 mg/dL, 96.4% of values were within ± 15% of YSI glucose levels. Lay subject performance assessment of the Dario™’s instruction clarity and usefulness showed that 100% successfully obtained a measurement result, and 97.1% of subjects found instructions easy to follow with 70.7% rating they were very satisfied (5/5) and 26.4% rating they were satisfied (4/5). Reading the result on the smart mobile device was rated easy to understand by 99.1% of lay subjects, with 86.1% rated it very easy (5/5) and 13% rated it easy (4/5). If an error message displayed on the report screen, 100% of lay subjects were clear about how to resolve the error, with 56.5% reporting is was very clear (5/5) and 43.5% reported it was clear (4/5).

System accuracy results: DBGMS platform
System accuracy results for glucose concentrations <100 mg/dL			System accuracy results for glucose concentrations ≥100 mg/dL
Within ± 5 mg/dL	Within ± 10 mg/dL	Within ± 15 mg/dL	Within ± 5%	Within ± 10%	Within ± 15%
42/93	73/93	91/93	111/275	211/275	265/275
45.2%	78.5%	97.8%	40.4%	76.7%	96.4%

System accuracy results for glucose concentrations between 42.3 mg/dL and 435.5 mg/dL
Within ± 5 mg/dL or ± 5%	Within ± 10 mg/dL or ± 10%	Within ± 15 mg/dL or ± 15%
153/368	284/368	356/368
41.5%	77.2%	96.7%

To conclude, the Dario™ meets ISO 15197:2013 standards for clinical performance as determined by lay user accuracy and by satisfactory experience with the Dario™ instructions clarity and system utility.

In November 2015, we completed an additional User Performance evaluation study in the U.S. as requested by FDA. We evaluated the accuracy of blood glucose level results obtained from fingertip using Dario™ compared to reference equipment (YSI 2300 STATPLUS). We also assessed the usability of the Dario™ device by first time users.   The study was performed at the University of Colorado Barbara Davis Center for Diabetes in Aurora, Colorado with the Dario™ device and included 100 participants with varying demographics.  As required by the FDA, the study was approved by the Western Institutional Review Board (WIRB) which supervises clinical studies performed in their institutions.

The purpose of the study was to demonstrate the accuracy of the Dario™ compared with the YSI reference standard and to evaluate how first time users of the Dario™ (1) use it under the Dario™ guidance materials (i.e., quick user guide and user guide) in an effort to demonstrate how the use of the Dario™ device and related software could potentially improve patient care and diabetic compliance, (2) to understand the potential weaknesses of the device and introduce methods of overcoming them to the users and (3) to establish the proposition that lay users can operate the device.

The acceptance criteria for accuracy of BGMS per ISO 15197:2003 is “Ninety-five percent (95%) of the individual glucose results shall fall within ± 15mg/dL of the results of the Dario’s measurement at glucose concentrations < 75mg/dL and within ± 20% at glucose concentrations greater than or equal to 75mg/dL”. The study evaluated accuracy and user performance in this clinical trial with 100 diabetic patients, each of whom tested fresh capillary finger prick blood glucose levels while using Dario™ for the first time, as instructed at Dario™'s instruction material. System accuracy was determined with samples obtained from each subject measured both on the Dario™ by individual subjects and by a reference YSI analyzer. We documented sample collection or measurement errors. When required, repeated sampling by each subject was limited to three per subject. The interval of glucose levels tested were within BGMS range 42-396 mg/dL, and YSI range 37-386 mg/dL. There were no outliers. Accuracy for Dario™ met ISO 15197:2003 criteria, as can be seen in the accuracy tables below. Below 75 mg/dL, 100% of values were within ±15mg/dL of YSI reference glucose values. For samples with glucose above or equal to 75 mg/dL, 98.88% of values were within ± 20% of YSI glucose levels. Lay subject performance assessment of the Dario™’s instruction clarity and usefulness showed that 100% successfully obtained a measurement result. The average rating of the users for successful operation of the Dario was 4.35 (out of 5 when 1 is “completely failed” and 5 is “very successful”) and an average rate of 3.66 (out of 5 when 1 is “very hard” and 5 is “very easy”) for operating the Dario™ for the first time.

System accuracy results: DBGMS platform
System accuracy results for glucose concentrations <75 mg/dL			System accuracy results for glucose concentrations ≥75 mg/dL
Within ± 5 mg/dL	Within ± 10 mg/dL	Within ± 15 mg/dL	Within ± 5%	Within ± 10%	Within ± 15%	Within ± 20%
4/11	9/11	11/11	39/89	68/89	85/89	88/89
36.36%	81.82%	100%	40.4%	76.7%	96.4%	98.88%

To conclude, the Dario™ meets the requirements of ISO 15197:2003 for clinical performance as determined by lay user accuracy and by satisfactory experience with the Dario™ instructions clarity and system utility.

Government Regulation

The principal markets that we are initially targeting for Dario™ are the United States, the European Union, Australia and New Zealand. The following is an overview of the regulatory regimes in these jurisdictions.

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

Unless an exemption applies, each medical device commercially distributed in the United States will require a 510(k) clearance, 510(k)+ “de-novo” clearance, or a pre-market approval (or PMA) from the FDA.

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

In September 2013, we obtained ISO 13485 certification for our quality management system and CE Mark certification to market Dario™ and in May 2015 Dario™ was cleared to fulfil the criteria according to EN ISO 15197:2013  The granting of the CE Mark allows Dario™ to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On November 21, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario™ Smart Meter with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We commenced an initial soft launch of the product in Europe in 2014, created initial demand for the product and established brand awareness and marketing techniques to reach our target market with a goal to continue expansion to new markets and territories.

We achieved regulatory clearance to market Dario™ in other countries that do not rely on the CE Mark. To date, the non-CE Mark jurisdictions which we have begun to market Dario™ include New Zealand, Canada and Australia.

In January 2014, we completed the registration with Medsafe, the New Zealand Medicines and Medical Devices Safety Authority, through their WAND (Web Assisted Notification of Devices) system allowing us to sell the Dario™ in New Zealand. We also have completed the process of registering the Dario™ with the Australian TGA, in the ARTG (Australian Register of Therapeutic Goods), which is required in order to bring and sell the Dario™ in Australia and effective March 3, 2015 our product is approved for reimbursement in Australia. In February 2015, we also gained National Pharmaceutical Product Interface (known as NAPPI) approval and registered the Dario™ in South Africa. In May 2015, we also received Health Canada approval to market the Dario™ blood glucose monitoring system and commenced marketing the product. We have also received reimbursement status from the majority of insurance plans in Canada.

We are currently pursuing regulatory clearance in other jurisdictions, including Costa Rica, India, Italy and Panama. To the extent that we seek to market our product in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country.  Such regulatory requirements vary by country and may be tedious.  As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

Clinical Studies

Even when a clinical study has an approved Investigational Device Exemption (IDE) from FDA under significant risk (SR) determination, has been approved by an Institutional Review Board (IRB) under non-significant risk (NSR) determination and/or has been approved by local or regional Ethic Committee,  the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. There is no assurance that a clinical study at any given site will progress as anticipated; the interim results of a study may not be satisfactory leading the sponsor or others to terminate the study, there may be an insufficient number of patients who qualify for the study or who agree to participate in the study, or the investigator at the site may have priorities other than the study.  Also, there can be no assurance that the clinical study will provide sufficient evidence to assure regulatory authorities that the product is safe, effective and performs as intended as a prerequisite for granting market clearance. See “Clinical Trials” above for clinical trials performed to date.

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

Mobile Medical Applications Guidance

On September 23, 2013, the FDA issued final Guidance for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices.  The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Food, Drug & Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers.  The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended.  The FDA is focusing its oversight on mobile medical apps that:

●	are intended to be used as an accessory to a regulated medical device – for example, an application that allows a health care professional to make a specific diagnosis by viewing a medical image from a picture archiving and communication system (PACS) on a smart mobile device or a mobile tablet; or

●	transform a mobile platform into a regulated medical device – for example, an application that turns a smart mobile device into an electrocardiography (ECG) machine to detect abnormal heart rhythms or determine if a patient is experiencing a heart attack.

Ongoing Regulation by FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply.  These include:

●	establishment registration and device listing;

●	quality system regulation, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the product life-cycle;

●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; and

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

In order to maintain the right to affix the CE Mark to sell medical devices in the European Union, an annual surveillance audit in the company premises and, if needed, at major subcontractors’ premises needs to be carried out by the notified body.  Additionally, the European Directives dictate the following requirements:

●	Vigilance system, which requires the manufacturer to immediately notify the relevant Competent Authority when a company product has been involved in an incident that led to a death; led to a serious injury or serious deterioration in the state of health of a patient, user or other person; or might have led to death, serious injury or serious deterioration in health; and

●	Post market surveillance including a documented procedure to review experience gained from devices on the market and to implement any necessary corrective action, commensurate with the nature and risks involved with the product.

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

State Licensure Requirements

Several states require that DME providers be licensed in order to sell products to patients in that state. Certain of these states require that DME providers maintain an in-state location. If these rules are determined to be applicable to us and if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state.

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

On May 1, 2014 we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. This patent was issued in August 2014, and in September 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

Additionally, a provisional application was filed covering a feature related to future Dario™ generations. Additional patent applications are expected to be filed covering additional aspects of the core Dario™ technology.

We are further seeking to develop and protect new intellectual property around future generations of Dario™ hardware and software with the goal of achieving enhanced functionality, user interface and data usability.

Design patents and patent applications on the Dario™ device

To create market distinction and branding for Dario™, three U.S. Design Applications have been filed covering the glucose meter and the cartridge. These applications were granted and registered in the United States. We have filed national applications for the cartridge in major territories.

Design patents and patent applications on the Dario™ App

In addition, three U.S. Design Applications have been filed covering our smart mobile device display screens with graphical user interface. These design application were granted and registered in the United States. We have filed national applications also in in major territories.

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

Competition

We face competition principally from two arenas:

Direct competition from existing companies in the blood based glucose monitors market.  We compete directly and primarily with large pharmaceutical and medical device companies, including, but not limited to, Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi.  While the market is highly competitive, we believe that Dario™ has important comparative advantages versus other devices in the market. Some of these devices are now offered as connected devices to smart mobile devices, such as the Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, and iHealth Align.

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

Gearing up for the expansion of LabStyle and potential growth into the mHealth space, we are currently analyzing key players in the mobile health/digital health arena. Big Data and analytical insights are the key offerings for all segments of the market – patients, healthcare providers and payers. Our technology development focus and marketing efforts are all geared at placing us as a major player in this global market.

Employees

We currently have 19 full time employees and 2 part time employees.  We have employment agreements with our two executive officers.  See “Management – Employment Agreements”.

Item 1A.	Risk Factors

Investing in our securities is highly speculative and involves a high degree of risk. You should carefully consider the following factors and other information in this Annual Report and our other SEC filings before making a decision to invest in our securities. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock and warrants may decline, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Capital Requirements

We were formed in August 2011 and are thus subject to the risks associated with new businesses.

We were formed in August 2011 as a new business and only recently entered the commercialization stage of our technology. As such,  this limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize Dario™, achieve market acceptance of Dario™ and respond to competition. We commenced an initial “soft” launch of the Dario™ application in December 2013 in the United Kingdom and the Dario™ Smart Meter in March 2014 in targeted jurisdictions and continued into scaled up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada. These efforts have not generated material revenue, and it is still too early to predict if we will be able to generate significant revenues over the next 12 months. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and the development and sale of new medical devices and related software applications. As a result, we may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues from Dario™ in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company. In addition, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their initial revenue generating stages, particularly those in the medical device and mobile heath fields. In particular, potential investors should consider that there is a significant risk that we will not be able to:

•	implement or execute our current business plan, or that our business plan is sound;

•	maintain our management team and Board of Directors;

•	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

•	determine that our technologies that we have developed are commercially viable; and/or

•	attract, enter into or maintain contracts with, and retain customers.

In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Given our limited revenue and lack of positive cash flow, we will need to raise additional capital, which may be unavailable to us or, even if consummated, may cause dilution or place significant restrictions on our ability to operate.

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only into April 2016.

Since we might be unable to generate sufficient revenue or cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities, and promoting brand identity, as well as for working capital requirements and other operating and general corporate purposes. Moreover, the regulatory compliance arising out of being a publicly registered company has dramatically increased our costs.

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

Funding from any source may be unavailable to us on acceptable terms, or at all, particularly due to certain offering participation rights afforded to investors in a private placement which closed in February 2014 (which we refer to as the February 2014 Private Placement) as well as preemptive rights held by the lead investor in our private placement which closed in September 2014 (which we refer to as the September 2014 Private Placement). If we do not have sufficient capital to fund our operations and expenses, we may not be able to achieve or maintain competitiveness, which could lead to the failure of our business and the loss of your investment.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.

Since our inception, we have engaged primarily in research and development activities and only recently entered the commercialization stage. We have financed our operations primarily through private placements of common stock and convertible debt and have incurred losses in each year since inception including net losses of $7,296,000 and $16,055,000 in 2015 and 2014, respectively. Our accumulated deficit at December 31, 2015 was approximately $43,354,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario™ in additional European countries, and elsewhere and manufacture, market and sell Dario™ where approved. We may be unable to achieve any or all of these goals.

Our independent registered public accounting firm has expressed in its report to our 2015 audited financial statements a substantial doubt about our ability to continue as a going concern.

We only recently entered the commercialization stage, and the development and commercialization of Dario™ is uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements for December 31, 2015 a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

Risks Related to Our Business

We only recently began commercializing Dario™ and our success will depend on the acceptance of Dario™ in the healthcare market.

Dario™ has been CE marked since 2013, enabling us to commercialize in 32 countries across Europe as well as in certain other countries worldwide. It was also approved by the regulatory authorities in Australia, New Zealand, Canada, Israel and South Africa, and most recently in December 2015, we received FDA clearance. As a result, we have a limited history of commercializing Dario™ and no history of selling Dario™ in the United States. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. We are faced with the risk that the marketplace will not be receptive to Dario™ over competing products and that we will be unable to compete effectively. Factors that could affect our ability to establish Dario™ or any potential future product include:

•	the development of products or devices which could result in a shift of customer preferences away from our device and services and significantly decrease revenue;

•	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of self-monitoring test device for certain types of diabetics;

•	the challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

•	the significant number of current competitors in BGMS market who have significantly greater brand recognition and more recognizable trademarks and who have established relationships with diabetics healthcare providers and payors; and

•	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

We cannot assure you that Dario™ or any future product will gain broad market acceptance. If the market for Dario™ or any future product fails to develop or develops more slowly than expected, or if any of the technology and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

We cannot accurately predict the volume or timing of any future sales, making the timing of any revenues difficult to predict.

We may be faced with lengthy customer evaluation and approval processes associated with Dario™. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of Dario™, which may not result in revenue generation. We must also obtain regulatory approvals of Dario™ in certain jurisdictions as well as approval for insurance reimbursement in order to initiate sales of Dario™, each of which is subject to risk and potential delays, and neither of which may actually occur. As such, we cannot accurately predict the volume or timing of any future sales.

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

We are dependent upon third-party manufacturers and suppliers making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

We do not own or operate manufacturing facilities for clinical or commercial production of Dario™ and we lack the resources and the capability to manufacture Dario™ on a commercial scale. Therefore, we rely on a limited number of suppliers who manufacture and assemble certain components of Dario™. Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of Dario™ or cause delays in shipment;

•	we may have difficulty locating and qualifying alternative suppliers;

•	switching components or suppliers may require product redesign and possibly submission to FDA, European Economic Area Notified Bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

•	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of Dario™;

•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;

•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

We may not be able to quickly establish additional or alternative suppliers if necessary, in part because we may need to undertake additional activities to establish such suppliers as required by the regulatory approval process. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from qualified alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to switch to competing products. Given our reliance on certain single-source suppliers, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available.

We rely in part on a small group of third-party distributors to effectively distribute our products.

We depend in part on medical device distributors for the marketing and selling of our products in certain territories in which we have launched product sales. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling Dario™. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell Dario™, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

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

A key component of the Dario™ solution is an iPhone or Android application which includes tools to help diabetic patients manage their disease. This application is compatible with Apple’s iOS and with Google’s Android platforms and may in the future become compatible via additional platforms. If we are unable to make our Dario™ application compatible with these platforms, or if there is any deterioration in our relationship with either Apple or Google or others after our application is available, our business would be materially harmed.

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

Outside of the United States, we operate our business internationally, presently in Europe, Australia, New Zealand, Canada, Israel and other markets. The international operation of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

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

Because we expect to conduct a material portion of our business outside of the United States but report our financial results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations will be exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. Dollars upon consolidation. Specifically, the U.S. Dollar cost of our operations in Israel is influenced by any movements in the currency exchange rate of the New Israeli Shekel (NIS). Such movements in the currency exchange rate may have a negative effect on our financial results. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from our or the capital market’s expectations.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We intend to seek approval to market Dario™ and any future product in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Our Dario™ Smart Meter, software application and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

Dario™ (including the Smart Meter and software application) may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

In addition, we may utilize third party technology or components in our products and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

Our future performance will depend on the continued engagement of key members of our management team.

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, Erez Raphael, our Chief Executive Officer and Chairman of our Board of Directors, and Zvi Ben David, our Chief Financial Officer, Treasurer and Secretary. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects.

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

Risks Related to Product Development and Regulatory Approval

The regulatory clearance process which we must navigate is expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the commercialization of Dario™ or our any future product.

We are not permitted to market Dario™ until we receive regulatory clearance. To date, we have received regulatory clearance in Australia, Canada, Israel, the Netherlands, New Zealand, the United Kingdom and the United States and we are currently seeking approval in Costa Rica, India and Panama.

The research, design, testing, manufacturing, labeling, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products.  In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products.

We are also subject to numerous post-marketing regulatory requirements, which include labeling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

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

In addition, on September 23, 2013, the FDA issued final guidance (which we refer to herein as the Guidance) for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices. The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Food, Drug and Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers. The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended. We anticipate that the Dario™ application will be subject to the FDA regulation as a “mobile medical app.”

We have conducted limited clinical studies of Dario™. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical studies on Dario™.   There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in certain jurisdictions. While studies conducted by us have produced results we believe to be encouraging and indicative of the potential efficacy of Dario™, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business.  Even though we have received CE mark and FDA clearance of Dario™, there can be no assurance that we will be able to receive approval for other potential applications of our principal technology, or that we will receive regulatory clearances from other targeted regions or countries.

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

If our clinical trial is delayed it will take us longer to ultimately commercialize Dario™ and generate revenues. Moreover, our development costs will increase if we have material delays in our clinical trial or if we need to perform more or larger clinical trials than planned. We may be faced with similar risks in connection with future trials we conduct. See “Business - Clinical Trials” for a description of our clinical trials performed to date.

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

Legislative reforms to the United States healthcare system may adversely affect our revenues and business.

From time to time, legislative reform measures are proposed or adopted that would impact healthcare expenditures for medical services, including the medical devices used to provide those services. For example, in March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act. The Affordable Care Act made a number of substantial changes in the way health care is financed by both governmental and private insurers and the way that Medicare providers are reimbursed. Among other things, the Affordable Care Act requires certain medical device manufacturers and importers to pay an excise tax equal to 2.3% of the price for which such medical devices are sold, beginning January 1, 2013.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2014, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments, and managed-care arrangements, are continuing. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments, tying reimbursement to outcomes, and other mechanisms designed to constrain utilization and contain costs, including delivery reforms such as expanded bundling of services. Hospitals are also seeking to reduce costs through a variety of mechanisms, which may increase price sensitivity among customers for our products, and adversely affect sales, pricing, and utilization of our products. Some third-party payors must also approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the medical devices or therapies. We cannot predict the potential impact of cost-containment trends on future operating results.

We may be subject to federal, state and foreign healthcare fraud and abuse laws and regulations.

Many federal, state and foreign healthcare laws and regulations apply to the BGMS business and medical devices. We may be subject to certain federal and state regulations, including the federal healthcare programs’ Anti-Kickback Law, the federal Health Insurance Portability and Accountability Act of 1996, and other federal and state false claims laws. The medical device industry has been under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If our operations or arrangements are found to be in violation of such governmental regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment of our operations. All of these penalties could adversely affect our ability to operate our business and our financial results.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of Dario™ or our potential future products. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If Dario™ or any of our future products are defectively designed or manufactured contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our device or failing to adhere to the operating guidelines or the device producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business plan includes the storage and potential monetization of medical data of users of Dario™. There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (which we refer to as HIPAA). These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, our proprietary position with respect to our technologies and intellectual property. We filed a Patent Cooperation Treaty (or PCT) application for a “Fluids Testing Apparatus and Methods of Use” in May 2011 which incorporates two U.S. provisional applications submitted in the preceding year. The PCT covers the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids and has subsequently been converted into several national phase patent applications. We have also filed a significant number of other patent applications for aspects of both the Dario™ Smart Meter and software. We have also obtained numerous Web domains.

However, to date, we have only been issued two patents (which were issued in the United States) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. None of our other patents have been granted by a patent office. In addition, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our pending patent and other proprietary rights principally include the following:

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

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on devices in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents, but enforcement is not as strong as that in the United States.

Many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to medical devices and biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. To date, we have not sought to enforce any issued patents in these foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. The requirements for patentability may differ in certain countries, particularly developing countries. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to enter into these types of agreements with our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our technology. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach;

•	our proprietary know-how will otherwise become known; or

•	our competitors will independently develop similar technology or proprietary information.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. In addition, the Israeli Supreme Court ruled in 2012 that an employee who receives a patent or contributes to an invention during his employment may be allowed to seek compensation for such contributions from his or her employer, even if the employee’s contract of employment specifically states otherwise and the employee has transferred all intellectual property rights to the employer. The Israeli Supreme Court ruled that the fact that a contract revokes an employee’s right for royalties and compensation, does not rule out the right of the employee to claim their right for royalties. As a result, it is unclear whether and, if so, to what extent our employees may be able to claim compensation with respect to our future revenue. We may receive less revenue from future products if any of our employees successfully claim for compensation for their work in developing our intellectual property, which in turn could impact our future profitability.

Risks Related to Our Industry

We face intense competition in the self-monitoring of blood glucose market, and as a result we may be unable to effectively compete in our industry.

With our first product, Dario™, we expect to compete directly and primarily with large pharmaceutical and medical device companies such as Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi. The first four of these companies have more than 90% combined market share of the BGMS business and strong research and development capacity for next generation products. Their dominant market position since the late 1990s and significant control over the market could significantly limit our ability to introduce Dario™ or effectively market and generate sales of the product. We will also compete with numerous second-tier and third-tier competitors.

We recently entered the commercial stage, and most of our competitors have long histories and strong reputations within the industry. They have significantly greater brand recognition, financial and human resources than we do. They also have more experience and capabilities in researching and developing testing devices, obtaining and maintaining regulatory clearances and other requirements, manufacturing and marketing those products than we do. There is a significant risk that we may be unable to overcome the advantages held by our competition, and our inability to do so could lead to the failure of our business and the loss of your investment.

Competition in the BGMS markets is extremely intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other critical matters, gain consumer acceptance for Dario™ and potential future devices incorporating our principal technology and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other competitors. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Moreover, any broad-based changes to our prices and pricing policies could make it difficult to generate revenues or cause our revenues, if established, to decline. Some of our competitors may bundle certain software products offering competing applications for diabetes management at low prices for promotional purposes or as a long-term pricing strategy. These practices could significantly reduce demand for Dario™ or potential future products or constrain prices we can charge. Moreover, if our competitors develop and commercialize products that are more effective or desirable than Dario™ or the other products that we may develop, we may not convince our customers to use our products. Any such changes would likely reduce our commercial opportunity and revenue potential and could materially adversely impact our operating results.

If we fail to respond quickly to technological developments our products may become uncompetitive and obsolete.

The BGMS market and other markets in which we plan to compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and Dario™ or any other device or technology may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we must develop or acquire new devices and improve our existing device on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum and designers and designer expertise in our industries. We must also be able to support a range of changing customer preferences. For instance, as non-invasive technologies become more readily available in the market, we may be required to adopt our platform to accommodate the use of non-invasive or continuous blood glucose sensors. We cannot guarantee that we will be successful in any manner in these efforts.

If third-party payors do not provide adequate coverage and reimbursement for the use of Dario™, our revenue will be negatively impacted.

In the United States and in other jurisdictions such as Germany and England, we expect that Dario™’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  Our success in marketing Dario™ depends and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other organizations adequately cover and reimburse customers for the cost of our products.

In the United States, we expect to derive nearly all our sales from sales of Dario™ from direct to consumer cash sales as well as retail pharmacy and DME distributors who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with Dario™ and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for Center for Medicare and Medicaid Services (CMS) procedures using Dario™ (and our other products in development) by third-party payors is essential to the acceptance of our products by our customers.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, the governmental healthcare system in the Netherlands, New Zealand and Israel have not yet approved reimbursement of Dario™. In most markets there are private insurance systems as well as government-managed systems. If sufficient coverage and reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products and our revenues will be adversely affected.

Risks Related to Our Operations in Israel

Potential political, economic and military instability in the State of Israel, where our management team and our research and development facilities are located, may adversely affect our results of operations.

Our operating subsidiary, along with our management team and our research and development facilities, is located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. The hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Our offices, located in Caesarea, Israel, are within the range of the missiles and rockets that have been fired at Israeli cities and towns from Gaza sporadically since 2006, with escalations in violence (such as the recent escalation in July 2014) during which there were a substantially larger number of rocket and missile attacks aimed at Israel. In addition, since February 2011, Egypt has experienced political turbulence and an increase in terrorist activity in the Sinai Peninsula. Such political turbulence and violence may damage peaceful and diplomatic relations between Israel and Egypt, and could affect the region as a whole. Similar civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. This instability and any outside intervention may lead to deterioration of the political and economic relationships that exist between the State of Israel and some of these countries, and may have the potential for causing additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and various rebel militia groups in Syria. Additionally, a violent jihadist group named Islamic State of Iraq and Levant (ISIL) is involved in hostilities in Iraq and Syria and have been growing in influence. Although ISIL’s activities have not directly affected the political and economic conditions in Israel, ISIL’s stated purpose is to take control of the Middle East, including Israel. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Our operations may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, financial condition and results of operations.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us, or our executive officers and directors or asserting U.S. securities laws claims in Israel.

Certain of our directors and officers are not residents of the United States and whose assets may be located outside the United States. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our officers and directors.

Moreover, among other reasons, including but not limited to, fraud or absence of due process, or the existence of a judgment which is at variance with another judgment that was given in the same matter if a suit in the same matter between the same parties was pending before a court or tribunal in Israel, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.

Risks Related to the Ownership of Our Common Stock and Warrants

Our officers, directors and founding stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of this Annual Report, our officers, directors and affiliated stockholders (including Dicilyon Consulting and Investment Ltd., or Dicilyon, an affiliate of David Edery, and Shmuel Farhi) collectively have an approximately 61.2% beneficial ownership of our company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

Dicilyon Consulting and Investment Ltd., an affiliate of investor David Edery, has the right to appoint up to three members of our Board of Directors, which affords such investor the potential for control over our business.

Dicilyon, an affiliate of investor David Edery (who was the lead investor in our September 2014 Private Placement), has the right, for so long as such investor holds 25%, 15% and 10% of our outstanding shares of common stock, to appoint, respectively, three, two or one member of our seven person Board of Directors. Mr. Edery is the sole shareholder of Dicilyon. To date, such investor has appointed three members of our Board of Directors (Rami Yehudiha, Hila Karah and Peter Kash, although as of the date of this Annual Report, Dr. Kash is not serving on our Board of Directors following his resignation during February 2015 for personal reasons). As a result, such investor has significant influence over the composition of our Board of Directors which, in turn, affords such investor the potential for material control over our business.

We have broad discretion in the use of the net proceeds from any offering of our securities and may use the net proceeds in ways with which you disagree.

Our management will have broad discretion in the application of the net proceeds from any offering of our securities and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our securities. You will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the net proceeds are being used appropriately. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our securities to decline and delay the development of our product candidates. Pending the application of these funds, we may invest the net proceeds from any offering of our securities in a manner that does not produce income or that loses value.

We may be unable to establish a liquid market for our common stock or warrants due to the manner in which we became a publicly reporting company.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock or warrants adversely, the price of our common stock or warrants and trading volume could decline.

The trading market for our common stock or warrants may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock or warrants adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock or warrants would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or warrants or trading volume to decline.

A sustained, active trading market for our common stock or warrants may not develop or be maintained.

As we are in our early stages, an investment in our company will likely require a long-term commitment, with no certainty of return. Although our common stock is quoted on the OTCQB market under the symbol DRIO, and although in 2014 we have experienced historically periods of high trading volume in our common stock, we cannot predict whether an active market for our common stock or warrants will ever develop or be sustained in the future.  None of our warrants are currently listed or trading on any market or trading venue. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for shares of our common stock and our warrants may be limited; and

•	a lack of visibility for shares of our common stock and our warrants may have a depressive effect on the market price for shares of our common stock.

The OTCQB market is relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE MKT (formerly known as the NYSE AMEX). In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB, in which case it might be listed on the OTC Pink, which is even more illiquid than the OTCQB.

The lack of an active market impairs your ability to sell your shares or warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares or warrants. An inactive market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire additional intellectual property assets by using our securities as consideration.

The market price of our common stock and warrants may be significantly volatile.

The market price for our common stock and warrants may be significantly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in financial or operational estimates or projections;

•	conditions in markets generally;

•	changes in the economic performance or market valuations of companies similar to ours; and

•	general economic or political conditions in the United States or elsewhere.

In particular, the market prices for securities of mHealth and medical device have historically been particularly volatile. Some of the factors that may cause the market price of our common stock and warrants to fluctuate include:

•	any delay in or the results of our clinical trials;

•	any delay in manufacturing of our products;

•	any delay with the approval for reimbursement for the patients from their insurance companies;

•	our failure to comply with regulatory requirements;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with ours;

•	any delay or failure to receive clearance or approval from regulatory agencies or bodies;

•	our inability to commercially launch products or market and generate sales of our products, including Dario™;

•	failure of Dario™ or any other products, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain patent protection for any of our technologies and products (including those related to Dario™) or the issuance of third party patents that cover our proposed technologies or products;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture Dario™ or any other products through third parties;

•	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;

•	period-to-period fluctuations in our financial results; and

•	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be significant impact on the market price of our common stock and warrants. Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our common stock and warrants to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock and warrants.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

Shares eligible for future sale may adversely affect the market for our common stock and warrants.

We have a material number of shares of common stock underlying outstanding warrants and options of our company as well as underlying the shares of our Series A Convertible Preferred Stock issued in our September 2014 Private Placement, the future sale of which could depress the price of our publicly-traded stock. As of the date of this Annual Report: (i) 11,378,436 shares of common stock are issuable upon exercise of outstanding stock options at a weighted average exercise price of $0.87 per share; (ii) 43,269,306 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $0.65 per share and (iii) 8,980,832 shares of common stock are issuable upon the conversion of our Series A Convertible Preferred Stock. If and when these securities are exercised or converted into shares of our common stock, our outstanding shares will increase. Such increase in our outstanding securities, and any sales of such shares, could have a material adverse effect on the market for our common stock and warrants and the market price of our common stock and warrants.

In addition, from time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale report may have a material adverse effect on the market price of our securities.

The right of the investors in our February 2014 Private Placement and the lead investor in our September 2014 Private Placement to participate in future financings of ours could impair our ability to raise capital.

Under the securities purchase agreement with the investors in our February 2014 Private Placement, as amended, for a period ending on February 12, 2016, in the event that we seek to raise money through the offer and sale of debt or equity securities, we must first offer such investors a right to participate in at least 35% of the securities we propose to offer in such funding. In addition, Dicilyon, an affiliate of David Edery, the lead investor in our September 2014 Private Placement, holds preemptive rights until September 23, 2016 that allow such investor to participate in future financings of our company in an amount necessary to maintain its fully-diluted percentage interest in our company. The existence of such right of participation or preemptive rights, or the exercise of such rights, may in the deter potential investors from providing us needed financing, or may deter investment banks from working with, which would have a material adverse effect on our ability to finance our company which, in turn, could lead to our inability to continue our business.

Our shares of common stock and warrants are not yet listed for trading on a national securities exchange.

Although we intend to apply to have our common stock and warrants listed for trading on The NASDAQ Capital Market, there is no assurance that such listing will be approved or how long such approval could take. Currently, our common stock only trades on the OTCQB and is not listed for trading on any national securities exchange. Investments in securities trading on the OTCQB are generally less liquid than investments in securities trading on a national securities exchange. The pool of potential investors who may buy and sell on the OTCQB is limited. Many institutional investors have policies which preclude them from doing so. You may not be able to sell your securities at the time desired or at the price desired. The failure of our securities to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our securities and reducing the liquidity of an investment in our common stock. The effects of not being able to list our securities on a national exchange include:

•	limited dissemination of the market price of our securities,

•	limited news coverage,

•	limited interest by investors in our securities,

•	volatility of our stock and warrant prices due to low trading volume,

•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions, and

•	limited ability to issue additional securities or to secure additional financing.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	taking advantage of an extension of time to comply with new or revised financial accounting standards;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. While we are not currently delaying the implementation of any relevant accounting standards, in the future we may avail ourselves of this rights, and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Our common stock may be considered a “penny stock”, and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

Financial Industry Regulatory Authority, Inc. (FINRA) rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure is expensive. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating U.S. public companies.

As a publicly reporting company, we are faced with expensive and complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Act, and, to the extent we complete our anticipated public offering, the rules of the NASDAQ Stock Market. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, our executive officers have little experience in operating a U.S. public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to company with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.  In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock and warrants.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provide that special meetings of stockholders may only be called by our Chairman, Chief Executive Officer and/or President or other executive officer, our Board of Directors or a super-majority (66 2/3%) of our stockholders;

•	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;

•	do not provide stockholders with the ability to cumulate their votes; and

•	provide that our Board of Directors or a super-majority of our stockholders (66 2/3%) may amend our bylaws.

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

We do not own any real property. Currently, we maintain our headquarters at 9 Halamish Street, Caesarea Industrial Park, 3088900, Israel. On December 30, 2013, we signed a lease agreement for our headquarters facilities for a period of 3 years commencing January 1, 2014 for a monthly rent and management services of approximately $9,000. In December 2015, we signed a lease agreement for our U.S. headquarters facilities in Burlington, Massachusetts for a period of 1 year commencing February 1, 2016 for a monthly rent and management services of approximately $1,200. We believe our facilities are adequate for our current operations.

Item 3.	Legal Proceedings

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that we believe is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB market under the symbol “DRIO”. Our common stock began trading on April 9, 2013. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTCQB. The share values reflected below have been adjusted to give effect to the 1-for-5 reverse split which we implemented on October 6, 2014.

	Price Range
Period	High	Low
Year Ended December 31, 2014:
First Quarter	$13.10	$8.00
Second Quarter	$9.05	$4.05
Third Quarter	$5.70	$0.25
Fourth Quarter	$0.65	$0.10
Year Ended December 31, 2015:
First Quarter	$0.26	$0.17
Second Quarter	$0.45	$0.28
Third Quarter	$0.37	$0.29
Fourth Quarter	$0.65	$0.27
Year Ended December 31, 2016:	$0.49	$0.30
First Quarter (through February 8, 2016)

As of February 8, 2016, the last reported price of our common stock quoted on the OTCQB was $0.45 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Record Holders

As of February 8, 2016, we had 233 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015:

The following table provides information as of December 31, 2015 with respect to options outstanding:

	Number of securities
	to be issued upon	Weighted-average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders	9,206,334	$0.78	2,473,713
Equity compensation plans not approved by security holders *	251,400	$7.07	-
Equity compensation plans not approved by security holders **	76,000	$6.95	-
Equity compensation plans not approved by security holders ***	980,800	$0.32	-
Equity compensation plans not approved by security holders ****	863,902	$0.023	-
Total	11,378,436	0.87	2,473,713

*	In March 2013, our Board of Directors adopted a non-employee director’s remuneration policy. For further details refer to “Non-Employee Director Remuneration Policy” below.
**	In May 2014, our Board of Directors approved the grant of non-plan options to our Scientific Advisory Board, or SAB. These options have an exercise price of $6.95 per share, vest over 4 quarterly installments, have a cashless exercise feature and a ten year term.
***	In September 2015, our Board of Directors approved the grant of non-plan options to our Board members and members of our SAB. These options have an exercise price of $0.32 per share, one third vesting immediately and the balance vest over 8 quarterly installments, have a cashless exercise feature and a six year term.
****	In December 2015, our Board of Directors approved the grant of non-plan options to a member of the SAB and to a finder. The options to the SAB member have an exercise price of $0.39 per share, and will vest over a three year period. One third vesting after one year and the balance vest over 8 quarterly installments after the first anniversary; these options have a cashless exercise feature and a six year term. The options to the finder have an exercise price of $0.0001 and are fully vested and exercisable after the lapse of four months from the grant date.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. Following amendments, there are currently 13,425,000 shares of common stock reserved for issuance under the 2012 Equity Incentive Plan.

The purpose of our 2012 Equity Incentive Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The 2012 Equity Incentive Plan will be administered by the Compensation Committee of our Board of Directors or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The 2012 Equity Incentive Plan will provide for the grant of (i) ”incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company. In addition, our Board of Directors has authorized the appointment of Tamir Fishman Equity Plan Services to act as a trustee for grants of options under the Israeli sub-plan to Israeli residents.

In connection with the administration of our 2012 Equity Incentive Plan, our Compensation Committee will:

●	determine which employees and other persons will be granted awards under our 2012 Equity Incentive Plan;

●	grant the awards to those selected to participate;

●	determine the exercise price for options; and

●	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

Our Compensation Committee will: (i) interpret our 2012 Equity Incentive Plan; and (ii) make all other determinations and take all other action that may be necessary or advisable to implement and administer our 2012 Equity Incentive Plan.

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

In addition, our Board of Directors may amend our 2012 Equity Incentive Plan at any time. However, without stockholder approval, our 2012 Equity Incentive Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under our 2012 Equity Incentive Plan;

●	materially modify the requirements for eligibility for participation in our 2012 Equity Incentive Plan;

●	materially increase the benefits to participants provided by our 2012 Equity Incentive Plan; or

●	otherwise disqualify our 2012 Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2012 Equity Incentive Plan may not be impaired or affected by any amendment of our 2012 Equity Incentive Plan, without the consent of the affected grantees.

Option Exercises

To date, no options have been exercised by our directors or officers.

Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2015, since September 30, 2015 we issued an aggregate of 128,716 shares of our common stock to officers and directors under the 2012 Equity Incentive Plan as equity compensation according to the Israeli sub-plan and we also issued an aggregate of 96,138 shares of our common stock to directors under the 2012 Equity Incentive Plan as equity compensation. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions pursuant to Section 4(a)(2) of the Securities Act and/or under Regulation S under the Securities Act.

On December 24, 2015, we consummated a private placement pursuant to which we issued 1,461,988 shares of common stock and a warrant exercisable for an aggregate of 1,461,988 shares of common stock for an aggregate gross consideration of $500,000. The warrant is immediately exercisable at an exercise price of $0.34 per share and expires 6 months from the date of the closing.

The securities issued in the offering are exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the investors are accredited investors, the investors are taking the securities for investment and not resale and we took appropriate measures to restrict the transfer of the securities, and pursuant to Regulation S of the Securities Act to non-U.S. investors.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The share and per share numbers in the following discussion reflect a 1-for-5 reverse stock split that we effected on October 6, 2014.

Overview

We are a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation. Our flagship product, Dario™, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario™ Smart Meter.

We commenced a commercial launch of the free Dario™ application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada, with the goal of collecting customer feedback to refine our longer-term roll-out strategy. We are consistently adding new additional features and functionality in making Dario™ the new standard of care in diabetes data management. We currently have over 35,000 installs of our iOS app and over 10,000 installs of our Android app.

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario™ Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In support of these goals, we intend to utilize our funds for the following activities:

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into April 2016 without raising additional capital. This includes a small amount of anticipated inflows from sales of Dario™ through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

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

Revenues from product sales are recognized in accordance with ASC 605-10, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. We generally do not grant a right of return. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products delivered, the existing contractual arrangements and the distributor’s consistency of payments. When evaluating collectability, we consider whether we have sufficient history to reliably estimate the distributor’s payment patterns.

Through December 31, 2015, product sales to distributors are only recognized as revenues upon receipt of payment. We will apply this policy until we will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

We also generate revenues from arrangements with health care providers which include supply of Dario™ Smart Meters and software platform that requires certain customization followed by monthly service, support and maintenance.

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

For multiple element arrangements within ASC 985-605, revenues are allocated to the different elements in the arrangement under the “residual method” when VSOE of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the residual method, at the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement when the basic criteria in ASC 985-605 have been met. Any discount in the arrangement is allocated to the delivered element.

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

Our net loss for the year ended December 31, 2015 and 2014 included finance income in the amount of $571,000 and $2,194,000, respectively, with connection to the above-mentioned warrants.

Inventories

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

During the year ended December 31, 2015, total inventory write-off expenses amounted to $193,000.

Production Lines

Capitalization of Costs. We capitalize direct incremental costs of third party manufacturers related to the equipment in our production lines. We cease construction cost capitalization relating to our production lines once they are ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and/or improve the performance of the production lines are capitalized.

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

Impairment of production lines. We are required to review our production lines for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on such review, during the year ended December 31, 2014, we recorded a non-cash charge with respect to an impairment of production equipment in the amount of $489,000. During the year ended December 31, 2015, no impairment losses have been recorded.

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

Results of Operations

Comparison of the Year Ended December 31, 2015 to Year Ended December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 amounted to $823,000, compared to $51,000 during the year ended December 31, 2014.

Revenues generated during the year ended December 31, 2015 were derived mainly from the sales of Dario™’s components, including the Smart Meter itself, through distributers. We recognize revenues on a cash basis, when all revenue recognition criteria are met, until we are able to determine the ability of the distributer to honor its commitment to complete payment.

Cost of Revenues and ramp up of manufacturing

During the years ended December 31, 2015 and 2014, we recorded costs related to revenues and ramp up of manufacturing in the amount of $1,678,000 and $2,274,000, respectively, out of which $193,000 and $1,046,000, respectively, was recorded to cover inventory write-downs due to net realized value which was lower than original cost. In addition, during the year ended December 31, 2014, we recorded an amount of $489,000 in a separate line due to impairment of one of our production lines when we decided to cease its operation. The decrease in cost of revenues and ramp up of manufacturing was mainly due to a decrease in our production costs as well as depreciation costs that were recorded in the fourth quarter of 2014 as a result of the cessation of operation of our old production line.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $1,378,000 to $2,565,000 for the year ended December 31, 2015 compared to $3,943,000 for the year ended December 31, 2014. This decrease was mainly due to decreases in employee payroll and related costs, stock-based compensation expenses, development costs and other costs due to our product launch in 2015.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario™ software application and related Smart Meter device, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales, Marketing and Pre-production Costs

Our sales, marketing and pre-production costs increased by $267,000 to $1,330,000 for the year ended December 31, 2015 compared to $1,063,000 for the year ended December 31, 2014. This increase was mainly due to an increase in headcount of marketing personnel and public relations efforts towards initiation of sales in the United States in connection with the receipt of FDA certification in December 2015.

Sales and marketing expenses consist mainly of payroll expenses, trade show expenses and on-line marketing.

General and Administrative Expenses

Our general and administrative expenses decreased by $692,000 to $2,948,000 for the year ended December 31, 2015 compared to $3,640,000 for the year ended December 31, 2014. The decrease is mainly due to decreases in employee payroll and related costs due to a change in management structure, stock-based compensation expenses of employees and directors, office maintenance and employee welfare, legal and professional expenses and other expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, expenses related to investor relations, as well as our office rent and related expenses.

 Finance Income (expenses), net

Our finance income, net, increased by $2,075,000 to $556,000 for the year ended December 31, 2015 compared to ($1,519,000) for the year ended December 31, 2014. Finance income includes mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as liability and presented at fair value each reporting period.

Net loss

Net loss for the year ended December 31, 2015 was $7,142,000. Net loss for the year ended December 31, 2014 was $12,877,000. The decrease from 2014 was mainly due to commencement of revenues in the fourth quarter of 2014 and continuing increases in revenues during 2015 coupled with a decrease of $3,660,000, or 32%, in operating costs during 2015.

Net operating loss carryforwards

We had U.S. federal net operating loss carryforwards of approximately $4,877,000 at December 31, 2015. This loss carryforwards expire principally beginning in 2031 through 2035.

Our Israeli subsidiary has accumulated net operating losses for Israeli income tax purposes as of December 31, 2015 in the amount of approximately $18,675,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

In accordance with GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to our deferred tax asset. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $2,671,000 in cash and cash equivalents compared to $1,453,000 at December 31, 2014.

We have experienced cumulative losses of $43,354,000 from inception (August 11, 2011) through December 31, 2015, and have a stockholders’ deficiency of $1,580,000 at December 31, 2015. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $31,100,000 as of December 31, 2015, approximately $2,000,000 of which was raised during February and March 2015 pursuant to a private placement, or the February 2015 Private Placement, pursuant to which we issued 11,286,444 shares of our common stock and warrants to purchase an aggregate of 5,643,226 shares of our common stock, $453,000 which was raised following the entry on May 15, 2015 into warrant exercise and replacement agreements, or the Exercise and Replacement Agreements, with certain of the investors and the placement agent, or the Buyers, in our February 2015 Private Placement. The purpose of the Exercise and Replacement Agreements was to induce the exercise of the warrants issued in the February 2015 Private Placement, or the Warrants, into 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the Exercise and Replacement Agreements and the exercise of the Warrants, we issued to the Buyers additional warrants to purchase an aggregate of 1,923,636 shares of our common stock at an exercise price of $0.24 per share. In connection with the issuance of the Warrants to purchase an aggregate of 1,923,636 shares of our common stock we recorded in the second quarter of 2015 a deemed dividend in the amount of $154,000.

In July and August 2015, we consummated a private placement, or the July 2015 Private Placement, pursuant to which we issued 8,350,870 shares of our common stock, Series A Warrants to purchase 4,175,440 shares of our common stock at an exercise price of $0.35 per share and Series B Warrants to purchase 4,175,440 shares of our common stock at an exercise price of $0.40 per share for an aggregate gross consideration of approximately $2,500,000. With respect to the July 2015 Private Placement our issuance costs were approximately $181,000 ($122,000 out of which related to commissions and fees of the placement agent). In addition, we agreed to grant to the placement agent 50,000 restricted shares of our common stock, to the placement agent and a selected dealer an aggregate of 898,313 warrants at exercise prices of $0.30, $0.35 and $0.40 per share, and to certain finders that assisted with the July 2015 Private Placement 245,333 restricted shares of our common stock, 374,272 non-plan stock options to purchase 374,272 shares of common stock and 619,606 warrants at exercise prices of $0.35 and $0.40 per share.

On November 19, 2015, we consummated a private placement, or the November 2015 Private Placement, pursuant to which we issued 7,648,267 shares of common stock and warrants exercisable for an aggregate of 7,648,267 shares of common stock for an aggregate gross consideration of approximately $2,300,000. The warrants issued in the November 2015 Private Placement consisted of a Series A warrant to purchase 0.7 shares of our common stock, immediately exercisable at an exercise price of $0.37 per share and expiring 16 months from the date of the closing and a Series B warrant to purchase 0.3 shares of common stock, immediately exercisable at an exercise price of $0.43 per share and expiring 36 months from the date of the closing. In connection with the November 2015 Private Placement we agreed to issue to certain finders 383,467 restricted shares of common stock, 439,630 non-plan stock options to purchase 439,630 shares of common stock and 823,097 warrants subject to the same terms as those issued to investors.

On December 24, 2015, we consummated a private placement, or the December 2015 Private Placement, pursuant to which we issued 1,461,988 shares of common stock and a warrant exercisable for an aggregate of 1,461,988 shares of common stock for an aggregate gross consideration of approximately $500,000. The warrant issued in the December 2015 Private Placement consisted of a warrant to purchase shares of our common stock, immediately exercisable at an exercise price of $0.34 per share and expiring 6 months from the date of the closing.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into April 2016 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners and to direct customers.

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

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our Dario™ Smart Meter and its related application and data storage components, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario™, (3) expenses which will be required in order to start and expand production of Dario™, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially launch Dario™ in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2015	2014
	$	$
Cash used in operating activities:	(6,277,000)	(8,581,000)
Cash used in investing activities:	(113,000)	(429,000)
Cash provided by financing activities:	7,608,000	8,200,000
	1,218,000	(810,000)

Net cash used in operating activities

Net cash used in operating activities was $6,277,000 for the year ended December 31, 2015 compared to $8,581,000 used in operations for the same period in 2014. Cash used in operations decreased mainly due to decreases in employee payroll and related costs, overhead costs, legal and professional expenses and other expenses, coupled with an increase in cash due to ramp-up of revenues during the twelve month period ended December 31, 2015.

Net cash used in investing activities

Net cash used in investing activities was $113,000 for the year ended December 31, 2015 compared to $429,000 for the year ended December 31, 2014. Cash used in investing activities decreased mainly due to the decrease in the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $7,608,000 for the year ended December 31, 2015 compared to $8,200,000 for the year ended December 31, 2014. During the year ended December 31, 2015, we raised net proceeds in an amount of $7,075,000, of which $1,956,000 was raised through our February 2015 Private Placement, $2,325,000 was raised through our July 2015 Private Placement, $2,294,000 was raised through our November 2015 Private Placement and $500,000 was raised through our December 2015 Private Placement. In addition, we raised $453,000 in May 2015 through our Warrant Exercise and Replacement Agreements with the Buyers from our February 2015 Private Placement.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2015 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period (U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years
Operating Lease Obligations	$274	$220	$54
Purchasing Obligations	2,395	2,395	-

Total contractual cash obligations	$2,669	$2,615	$54

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.

Contingencies

We account for our contingent liabilities in accordance with ASC 450 “Contingencies“. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Currently, we are not a party to any ligation that we believe could have a material adverse effect on our business, financial position, results of operations or cash flows.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most of the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 with early adoption permitted. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), “Presentation of Financial Statements-Going Concern” (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016.  Early application is permitted and should be applied prospectively.   We do not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-1 through F-39 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2015, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2015.

Item 9B.	Other Information

None.

PART II

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our executive officers and the members of our Board of Directors as of the date of this Annual Report. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board of Directors and serve at the discretion of our Board of Directors, subject to applicable employment agreements.

Name	Age	Position(s)
Erez Raphael	42	Chairman of the Board of Directors and Chief Executive Officer
Zvi Ben David	55	Chief Financial Officer, Treasurer and Secretary
Malcolm Hoenlein	71	Director
Dennis M. McGrath	59	Director
Prof. Richard B. Stone	72	Director
Rami Yehudiha	45	Director
Hila Karah	47	Director

Erez Raphael has served as our Chief Executive Officer since August 9, 2013 and as a director of our company since December 2013. Mr. Raphael has served as Chairman of the Board of Directors since November 2014. He previously and since October 2012 served as our Vice President of Research and Development. Mr. Raphael has over 17 years of industry experience, having been responsible in his career for product delivery, technology and business development. Prior to joining us, from 2010 to 2012, Mr. Raphael served as Head of Business Operations for Nokia Siemens Networks, where he was responsible for establishing and implementing a new portfolio business unit directed towards marketing and sales of complimentary products. Prior to that, from 1998 to 2010, he held increasingly senior positions at Amdocs Limited (NYSE:DOX) where he was ultimately responsible for advising the Chief Technology Officer and implementing matters of overall business strategy. Mr. Raphael holds a B.A. in economics and business management from Haifa University. We believe Mr. Raphael is qualified to serve on our Board of Directors because of his extensive experience with technology companies and in sales and marketing.

Zvi Ben David has served as our Chief Financial Officer, Treasurer and Secretary since January 7, 2015. Mr. Ben David has over 25 years of experience in corporate and international financial management, including at both publicly-listed and private companies. Since 2012, he has acted as an independent entrepreneur with, and investor in, various medical device ventures. From 2005 to 2012, Mr. Ben David served as the Chief Financial Officer of UltraShape Medical Ltd., a developer, manufacturer and marketer of innovative non-invasive technologies for fat cell destruction and body sculpting. While with UltraShape, he helped lead the company through $35 million in private financing, followed by the company’s merger with a Tel Aviv Stock Exchange company and ultimately the company’s sale to Syneron Medical Ltd. (NASDAQ:ELOS). From 2000 to 2005, he served as Vice President and Chief Financial Officer of Given Imaging Ltd., where he was part of the management team that led that company’s 2001 initial public offering and 2004 follow-on offering, and served as a director of that company from its establishment in 1998 to 2000. From 1995 to June 2000, Mr. Ben David served as Vice President and Chief Financial Officer of RDC Rafael Development Corporation, one of Given Imaging Ltd.’s principal shareholders. From 1994 to 1995, Mr. Ben David served as manager of the finance division of Electrochemical Industries (Frutarom) Ltd., an Israeli company traded on the Tel-Aviv Stock Exchange and the American Stock Exchange, and from 1989 to 1993, Mr. Ben David served as the manager of that company’s economy and control department. From 1984 to 1988, Mr. Ben David worked at Avigosh & Kerbs, an accounting firm in Haifa, Israel. Mr. Ben David is a certified public accountant in Israel and holds a B.A. in economics and accounting from Haifa University.

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

Dennis M. McGrath has been a director of our company since November 12, 2013. Mr. McGrath is the President and Chief Financial Officer, and a member of the Board of Directors, of PhotoMedex, Inc. (NASDAQ: PHMD), a global medical device and specialty pharmaceutical company. Upon completion of the PhotoMedex’s 2011 merger with Radiancy, Inc., Mr. McGrath reassumed his role of Chief Financial Officer in addition to President and director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath was the Chief Executive Officer of PhotoMedex from July 2009 through December 2011, the date of the merger. He had previously served as Chief Financial Officer and vice president, finance and administration of PhotoMedex from January 2000 through June 2009. He has held several senior-level positions in prior endeavors of public companies, including, from February 1999 to January 2000, serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as Chief Financial Officer of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was Chief Financial Officer and executive vice-president of operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of Noninvasive Medical Technologies, Inc., Cagent Vascular, LLC and serves on the Board of Advisors of Taylor University and the Board of Trustees of Manor College. We believe Mr. McGrath is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies. Mr. McGrath began his career at the accounting firm Arthur Andersen in Philadelphia, PA. Upon graduating maxima cum laude with a B.S. in accounting from LaSalle University in 1979 he became a certified public accountant in 1981.

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

Hila Karah has been a director of our company since November 23, 2014. Ms. Karah is an independent business consultant and an investor in several high-tech, biotech and internet companies.  From 2006 to 2013, she served as a partner and Chief Investment Officer of Eurotrust Ltd., a family office.  From 2002 to 2005, she served as a research analyst at Perceptive Life Sciences Ltd., a New York-based hedge fund.  Prior to that, Ms. Karah served as research analyst at Oracle Partners Ltd., a health care-focused hedge fund.  Ms. Karah has served as a director in several private and public companies including Intec Pharma, since 2009 and Cyren Ltd since 2008. We believe Ms. Karah is qualified to serve on our Board of Directors because of her experience as an investor in and advisor to high-tech, biotech and Internet companies. Ms. Karah holds a B.A. in Molecular and Cell Biology from the University of California, Berkeley, and studied at the University of California, Berkeley-University of California, San Francisco Joint Medical Program.

Scientific Advisory Board

We have established a Scientific Advisory Board (SAB), whose members will be available to us to advise on our scientific and business plans and operational strategies.  Below are the biographies of our SAB members.

Prof. Itamar Raz is a world renowned expert in diabetes care and research. He currently services as the head of the Diabetes Unit of Hadassah Hebrew University Medical Center in Jerusalem, the head of the Israel National Council of Diabetes of the Israel Ministry of Health (which is responsible for formulating Israeli national policies), the President of D-Cure, a diabetes not-for-profit organization and the head of the Israel Diabetes Research Group.  He also serves as a member of Advisory Boards at Novo Nordisk (NYSE: ADR), Astra Zeneca/Bristol-Myers Squibb (NYSE: BMY), Sanofi (NYSE: SNY), Merck Sharp & Dohme (NYSE: MRK), and Eli Lilly (NYSE: LLY) and as a consultant for InsuLine Medical Ltd, Andromeda Biotech Ltd and Astra Zeneca/Bristol-Myers Squibb. Prof. Raz has published over 260 research papers including biennial publications of a Supplement to Diabetes Care summarizing proceedings of the European Controversies to Consensus in Obesity, Diabetes and Hypertension (CODHy) meeting.  He also holds editorial positions on a number of medical journals.  Prof. Raz’s medical career began in 1985 at Hadassah University Hospital as Senior Physician, specializing in Internal Medicine.  From 1986 to 1992, Prof. Raz was head of Hebrew University Student Services, and in 1988 he was appointed Senior Lecturer at Hadassah University Hospital’s Department of Internal Medicine.  In 1989, Prof. Raz was appointed Chief Physician of Internal Medicine, and as head of the Diabetes Clinic at Hadassah University Hospital in 1992.  In 1995, Prof. Raz became an Associate Professor at the Department of Internal Medicine, Hadassah University Hospital.  In 2001, he was appointed Director of the hospital’s Center for Prevention of Diabetes and its Complications.  Since 2003, Prof. Raz has served as Professor of Internal Medicine at the Department of Internal Medicine, Hadassah University Hospital.  Prof. Raz graduated from Hebrew University & Hadassah School of Pharmacy with a Bachelor of Science in 1973.  In 1981, he graduated from Hebrew University & Hadassah School of Medicine with an M.D. and completed his residency at Hadassah University Hospital from 1981 to 1985, specializing in internal medicine.

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

Mr. Robert G. Faissal is a Managing Partner of Lebita Consulting Services LLC, a Toronto based business development and investment group with emphasis on commercial relationships in North America, Europe, Africa and the Middle East. Lebita Consulting focuses on healthcare, technology, finance, oil and gas and real estate. Mr. Faissal was the Managing Partner of Richmond Development, an Abu Dhabi based multi-disciplinary investment group. From 1997 until 2000, Mr. Faissal served as the Managing Director/Middle East & Africa for the Philadelphia based Wharton Econometrics Forecasting Associates (WEFA Group, currently IHS Global Insight) advising various governments and private sector clients on economics and financial matters in the Middle East and Africa. He holds a Master of Arts degree in Economics & International Finance from McMaster University in Canada and an undergraduate Honors Degree in Economics from the University of Western Ontario.

Mr. Erez Levy attended the Technion Institution in Haifa and graduated with a B.Sc. degree in Industrial Engineering and Management in 1996. He then started to work as a Manufacturing Program Manager, Missile Division in Rafael, Israel. He joined GE Healthcare in 2000 as a Material Site Manager in Haifa, Israel and became a certified Six Sigma Green belt in 2001. In 2003, he became certified Lean Manufacturing Leader. During 2004 he relocated with his family to Cleveland, Ohio as an Operation manager in GE Coils. In 2006, he returned to Israel as VCP leader in Nuclear Medicine, Engineering drive design for cost in NPI process. During 2008 to 2010 he led the evaluation, due diligence and negotiation process the acquisition of Orbotech by GE and become the integration manager after deal closing. In 2011, he was appointed as General Manager of Global Direct Conversion Detector, CZT solid-state Center of Excellence located in Rehovot, Israel. Mr. Levy brings with him 18 years of broad leadership experience with growing responsibilities, and strong leadership background in medical device design, process engineering, manufacturing and supply chain. He has completed his M.B.A. studies at the Technion institution, Haifa, Israel.

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

Gary Scheiner, CDE MS has dedicated his professional life to improving the lives of people with insulin-dependent diabetes. Scheiner has authored six books: You Can Control Diabetes (1997), Think Like A Pancreas (2004), The Ultimate Guide to Accurate Carb Counting (2007), Get Control of Your Blood Sugar (2009), Think Like A Pancreas, 2nd edition (2011), and Until There’s A Cure (2012). Mr. Scheiner holds a B.A. in Psychology, an M.S. in Exercise Physiology, and is a Certified Diabetes Educator who trained at the Joslin Diabetes Center.

Board Composition

Our business is managed under the direction of our Board of Directors. Our Board of Directors currently consists of seven members. Under the Securities Purchase Agreement we entered into in connection with our September 2014 Private Placement, we are required to maintain a Board of Directors with seven members. Each director is elected to the board for a one-year term until the following annual meeting of stockholders and until his successor has been elected and qualified or until the director's earlier resignation or removal.

Under the terms of the Securities Purchase Agreement of the September 2014 Private Placement, for so long as David Edery or his controlled affiliates holds 25%, 15% and 10% of the outstanding shares of our common stock, Mr. Edery shall have the right to nominate, respectively, three, two or one member of our seven-member Board of Directors. However, Mr. Edery shall not be entitled to designate an individual as a nominee to the Board of Directors upon a written determination by our Nominating and Corporate Governance Committee or the Board of Directors that such individual would not be qualified under any applicable law, rule or regulation to serve on our Board of Directors.

Mr. Yehudiha and Ms. Karah were appointed to our Board of Directors as nominees of David Edery. Except for the foregoing, there are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

There are no family relationships between any of our directors or executive officers.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee is comprised of Messrs. Hoenlein and McGrath, each of whom is an independent director. Mr. McGrath is the Chairman of the Audit Committee. Mr. McGrath is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements.  For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions.  The Audit Committee charter is available on our website at www.mydario.com under the Investors / Governance section. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

•	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and

•	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the board.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Hoenlein and Yehudiha and Ms. Karah. Mr. Hoenlein is the Chairman of the Compensation Committee. Under the terms of the Securities Purchase Agreement in our September 2014 Private Placement, we agreed to appoint two nominees of our lead investor, David Edery, to the Compensation Committee. Both Mr. Yehudiha and Ms. Karah are nominees of Mr. Edery.

The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and performs several functions. The Compensation Committee charter is available on our website at www.mydario.com under the Investors / Governance section.

The Compensation Committee has the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Prof. Stone and Messrs. Hoenlein and Yehudiha. Prof. Stone is the Chairman of the Nominating and Corporate Governance Committee.

Under the terms of the Securities Purchase Agreement in our September 2014 Private Placement, we agreed to appoint two nominees of our lead investor, David Edery to the Nominating and Corporate Governance Committee. Mr. Yehudiha is the current nominee of Mr. Edery serving on this committee.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our company. The Nominating and Corporate Governance Committee operates under a written charter, which will be reviewed and evaluated at least annually.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Prof. Stone, Messrs. Hoenlein, Yehudiha and McGrath and Ms. Karah are “independent directors” as defined in the NASDAQ Listing Rules and Rule 10A-3 promulgated under the Exchange Act.

Code of Ethics

On March 5, 2013, our Board of Directors adopted a Code of Business Conduct and Ethics and Insider Trading Policy. Our Code of Business Conduct and Ethics is available on our website at mydario.com under the Investors/Governance section.

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

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)*		Bonus ($)	Stock Awards		Option Awards ($)**		Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)
Erez Raphael (Chairman and	2015	$113,802	(1)		541,813	(2)	$608,053	(3)			$69,388	(4)	$1,333,057
Chief Executive Officer)***	2014	$147,610	(1)	—	—		$307,400	(3)	—	—	$78,147	(4)	$533,157
Zvi Ben David (Chief Financial Officer)	2015	$89,769	(5)		32,146	(6)	$155,060	(7)			$27,688	(8)	$304,663
	2014	—		—	—		—		—	—	—		—

*	Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.
**	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2014 and December 31, 2015, computed in accordance with the provisions of ASC 718 “Compensation - Stock Compensation”, or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.
***	Since August 2013, Mr. Raphael has served as Chief Executive Officer and since November 2014 as Chairman of the Board of Directors.
(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael is entitled to a monthly salary of NIS 44,000). During 2015, Mr. Raphael agreed to a waiver of 16% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(2)	On October 7, 2015, Mr. Raphael was granted 33,990 shares of our common stock under our 2012 Equity Incentive Plan, on September 3, 2015, Mr. Raphael was granted 1,520,133 shares of our common stock under our 2012 Equity Incentive Plan, and on August 27, 2015, Mr. Raphael was granted 52,621 shares of our common stock under our 2012 Equity Incentive Plan.

(3)	Mr. Raphael, upon his nomination as the Chief Executive Officer of our company, was granted 60,000 options pursuant to our 2012 Equity Incentive Plan. The options granted vested as follows: 30,000 vested on August 29, 2013 (grant date) and 30,000 vested on August 30, 2014. During 2014, Mr. Raphael was granted an additional 16,000 and 84,000 options which vest over a period of 2 years commencing January 7, 2014 and July 7, 2014, respectively. During 2015, Mr. Raphael was granted 3,040,267 options to purchase shares of our common stock. 1,013,422 of such options are immediately vested and the balance shall vest in eight equal quarterly installments from the grant date during a two year period. We may grant Mr. Raphael additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 per month. During 2015, Mr. Ben David agreed to a waiver of 21.9% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(6)	On October 7, 2015, Mr. Ben David was granted 30,900 shares of our common stock under our 2012 Equity Incentive Plan and on August 27, 2015, Mr. Ben David was granted 68,416 shares of our common stock under our 2012 Equity Incentive Plan.
(7)	During 2015, Mr. Ben David was granted 775,300 options to purchase shares of our common stock. 258,433 of such options are immediately vested and the balance shall vest in eight equal quarterly installments from the grant date during a two year period. We may grant Mr. Ben David additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(8)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.

All compensation awarded to our executive officers were independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and Chairman of our Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 44,000. During 2015, Mr. Raphael agreed to a waiver of 16% of his cash salary according to our salary program pursuant to which Mr. Raphael shall receive compensation shares of restricted common stock as consideration for cash salary waived. Mr. Raphael’s employment agreement may be terminated by either party at will upon 180 days prior written notice or terminated by us or for cause, as defined under the employment agreement. In the event the employment agreement is terminated by us at will, Mr. Raphael shall be entitled to receive 6 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Raphael will only be entitled to severance payment under applicable Israeli severance law. Mr. Raphael’s employment agreement also includes a one year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions to us. Under the terms of the agreement, Mr. Raphael is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances.

On March 15, 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Raphael of 36,000 options to purchase shares of our common stock for an exercise price of $6.75 per share. 6,000 of these options vested on March 31, 2013 and the remaining vested in five equal quarterly increments commencing June 30, 2013.

On June 6, 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Raphael of 4,000 options to purchase shares of our common stock for an exercise price of $15.00 per share. 800 of these options vested on June 30, 2013 and the remaining vested in four equal quarterly increments commencing September 30, 2013.

In August 2013, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Raphael of 60,000 options to purchase shares of our common stock for an exercise price of $13.35 per share. 30,000 of these options vested on August 29, 2013 and the remaining options vested on August 30, 2014.

In January 2014, the Compensation Committee of our Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Raphael of 16,000 options to purchase shares of our common stock for an exercise price of $9.25 per share. Those options vest in eight equal quarterly increments commencing April 7, 2014.

On July 7, 2014, the Board of Directors approved a grant under our 2012 Equity Incentive Plan to Mr. Raphael of 84,000 options to purchase shares of our common stock for an exercise price of $4.90 per share. Those options vest in eight equal quarterly increments commencing October 2014.

On August 27, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 52,621 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $17,091 salary otherwise payable to Mr. Raphael from April to September 2015.

On September 3, 2015, our Board of Directors approved the issuance to Mr. Raphael of 1,520,133 shares of our common stock under our 2012 Equity Incentive Plan and to grant to Mr. Raphael 3,040,267 options to purchase shares of our common stock for an exercise price of $0.32 per share. 1,013,422 of such options are immediately vested and the balance will vest in eight equal quarterly installments from the grant date during a two year period.

On October 7, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 33,990 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $10,917 salary otherwise payable to Mr. Raphael from October to December 2015.

On January 27, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 24,548 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $10,637 salary otherwise payable to Mr. Raphael from January to March 2016.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 per month. During 2015, Mr. Ben David agreed to a waiver of 21.9% of his cash salary according to our salary program pursuant to which Mr. Ben David shall receive compensation shares of restricted common stock as consideration for cash salary waived.

Mr. Ben David's employment agreement may be terminated by either party at will upon 90 days prior written notice or terminated by us for cause, as defined under the employment agreement. In the event the employment agreement is terminated by us at will, Mr. Ben David shall be entitled to receive 6 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us at will, Mr. Ben David shall be entitled to receive 90 days of severance plus any required severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Ben David will only be entitled to severance payment under applicable Israeli severance law. The employment agreement also includes a twelve month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions to the company. Under the terms of the employment agreement, Mr. Ben David is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and mobile phone allowances.

On August 27, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 68,416 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $22,222 salary otherwise payable to Mr. Ben David from March to September 2015.

On September 3, 2015, the Board of Directors approved a grant to Mr. Ben David of 775,300 options to purchase shares of our common stock for an exercise price of $0.32 per share. 258,433 of such options are immediately vested and the balance will vest in eight equal quarterly installments from the grant date during a two year period.

On October 7, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 30,900 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $9,925 salary otherwise payable to Mr. Ben David from October to December 2015.

On January 27, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 31,242 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $13,538 salary otherwise payable to Mr. Ben David from January to March 2016.

Outstanding Equity Awards at December 31, 2015

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Erez Raphael (Chairman and Chief Executive Officer)	36,000	-		-	$6.75	March 14, 2023
	4,000	-		-	$15.00	June 5, 2023
	60,000	-		-	$13.35	August 28, 2023
	14,000	2,000	(1)	-	$9.25	January 6, 2024
	52,500	31,500	(2)	-	$4.90	July 6, 2024
	1,266,778	1,773,489	(3)		$0.32	September 3, 2021

Zvi Ben David (Chief Financial Officer, Secretary and Treasurer)	323,041	452,259	(4)		$0.32	September 3, 2021

Total Option Shares	1,756,319	2,259,248

(1)	Vests in 8 equal quarterly installments commencing April 4, 2014.
(2)	Vests in 8 equal quarterly installments commencing October 7, 2014.

(3)	Following vesting of 1,013,422 options on September 3, 2015, vests in 8 equal quarterly installments commencing December 3, 2015.
(4)	Following vesting of 258,433 options on September 3, 2015, vests in 8 equal quarterly installments commencing December 3, 2015.

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. Hoenlein, McGrath and Yehudiha, Prof. Stone and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $25,000 per year, to be paid quarterly in arrears and (ii) $16,000 for Board committee service, to be paid quarterly in arrears; provided, however, that such quarterly payments and committee meeting fees shall accrue and shall be payable upon the approval of Mr. Raphael at such time when our company is adequately capitalized in his reasonable discretion.

Stock and Option Awards

Each of our non-employee directors may receive 5,000 options to purchase shares of common stock (which we refer to as the Annual Director Options) for each fiscal year. The Annual Director Options will be confirmed (together with the exercise price for such options) at the first meeting of our Board of Directors for each fiscal year and shall vest quarterly in arrears. Annual Director Options shall have ten year terms and, unless otherwise approved by Compensation Committee of our Board of Directors, shall not be issued under our 2012 Equity Incentive Plan or any successor to such plan.

Both the Annual Directors Options as well as the one-time options granted were not issued under our 2012 Equity Incentive Plan. All annual director options or other equity incentives issued under our non-employee director remuneration policy shall be deemed to have been issued under an “employee benefit plan” as defined in Rule 405 promulgated under the Securities Act.

On April 3, 2015, our Board of Directors approved a compensation plan under which the executive officers have been granted the authority (in their discretion from time to time with the concurrence of the impacted individuals, and subject to applicable laws, rules and regulations) to cause the issuance of shares of common stock to our directors, officers and employees as consideration for a reduction in cash salary or fees owed to such individuals. For that purpose a pool of up to 2,200,000 shares of common stock is reserved under a shares for salary program.

On April 20, 2015, 88,749, 89,539 and 221,805 shares were respectively issued to Prof. Stone, Mr. McGrath and Mr. Hoenlein in lieu of $23,988, $24,201 and $61,500 fees otherwise payable to each of Prof. Stone for the period from July 7, 2014 to March 31, 2015, Mr. McGrath for the period from November 12, 2013 to March 31, 2015 and Mr. Hoenlein for the period from October 1, 2013 to March 31, 2015.

On August 13, 2015, 30,723 shares were issued to each of Prof. Stone, Mr. Hoenlein and Mr. McGrath in lieu of $10,250 in fees otherwise payable to each of them for the period from April 1, 2015 to June 30, 2015.

On August 27, 2015, the Compensation Committee of our Board of Directors approved the issuance to Ms. Karah and Mr. Yehudiha 63,116 and 97,134 shares of our common stock under our 2012 Equity Incentive Plan, respectively. Such shares were issued in lieu of $20,500 and $31,549 of fees, respectively, otherwise payable to each of Ms. Karah for the period from January 2015 to June 2015 and Mr. Yehudiha, for the period from September 23, 2014 to June 30, 2015.

On September 3, 2015, our Board of Directors approved a grant of an aggregate of 1,368,000 options to our non-employee directors. These options have an exercise price of $0.32 per share. 456,000 of such options are immediately vested and the balance shall vest in quarterly arrears.

On October 6, 2015, 32,046 shares were issued to each of Prof. Stone, Mr. Hoenlein and Mr. McGrath, in lieu of $10,250 in fees otherwise payable to each of them for the period from July 1, 2015 to September 30, 2015.

On October 7, 2015, the Compensation Committee of our Board of Directors approved the issuance to each of Ms. Karah and Mr. Yehudiha of 31,913 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Ms. Karah and Mr. Yehudiha for the period from July 1, 2015 to September 30, 2015.

On January 3, 2016, 24,266 shares were issued to each of Prof. Stone, Mr. Hoenlein and Mr. McGrath in lieu of $10,250 in fees otherwise payable to each of them for the period from October 1, 2015 to December 31, 2015 (this grant included a correction to the grant made on October 6, 2015).

On January 3, 2016, the Compensation Committee of our Board of Directors approved the issuance to each of Ms. Karah and Mr. Yehudiha of 24,314 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Ms. Karah and Mr. Yehudiha for the period from October 1, 2015 to December 31, 2015.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2015:

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards		Option Awards ($)*		Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation ($)	Total ($)
Malcolm Hoenlein	2015	$-	$41,000	(1)	$54,720	(2)	$-	$-	$-	$95,720

Dennis McGrath	2015	$-	$41,000	(3)	$54,720	(4)	$-	$-	$-	$95,720

Prof. Richard B. Stone	2015	$-	$41,000	(5)	$54,720	(6)	$-	$-	$-	$95,720

Rami Yehudiha	2015	$-	$41,000	(7)	$54,720	(8)	$-	$-	$-	$95,720

Dr. Peter M. Kash**	2015	$-	$-		$-		$-	$-	$-	$-

Hila Karah	2015	$-	$41,000	(9)	$54,720	(10)	$-	$-	$-	$95,720

*	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2015, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.
**	On February 23, 2015, Dr. Kash resigned from the Board of Directors.
(1)	284,574 stock awards are outstanding as of December 31, 2015.
(2)	353,600 option awards are outstanding as of December 31, 2015.
(3)	152,308 stock awards are outstanding as of December 31, 2015.
(4)	308,600 option awards are outstanding as of December 31, 2015.
(5)	151,518 stock awards are outstanding as of December 31, 2015.
(6)	303,600 option awards are outstanding as of December 31, 2015.
(7)	129,047 stock awards are outstanding as of December 31, 2015.
(8)	273,600 option awards are outstanding as of December 31, 2015.
(9)	95,029 stock awards are outstanding as of December 31, 2015.
(10)	273,600 option awards are outstanding as of December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 8, 2016 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o LabStyle Innovations Corp., 9 Halamish Street, Caesarea Industrial Park, 3088900, Israel.

		Percent of
	Shares of Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	3,420,926	6.2%
Zvi Ben David (3)	4,032,707	7.3%
Malcolm Hoenlein (4)	525,640	1.0%
Dennis M. McGrath (5)	348,374	*
Prof. Richard B. Stone (6)	3,620,363	6.6%
Rami Yehudiha (7)	290,161	*
Hila Karah (8)	356,143	*
All Executive Officers and Directors as a group (7 persons)	12,594,314	23%
5% Stockholders
Dicilyon Consulting and Investment Ltd.(9)	17,830,577	26.6%
Shmuel Farhi (10)	6,666,666	11.7%

*	Less than 1%.

(1)	Percentage ownership is based on 53,498,649 shares of our common stock outstanding as of February 8, 2016 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the such date.
(2)	Includes 1,709,634 vested options and 40,000 warrants to purchase common stock. Excludes 1,530,633 options which are not vested.
(3)	Includes 387,649 vested options to purchase common stock and 1,037,500 warrants to purchase common stock. Excludes 387,651 options which are not vested.
(4)	Includes 216,800 vested options to purchase common stock. Excludes 136,800 options which are not vested.
(5)	Includes 171,800 vested options to purchase common stock. Excludes 136,800 options which are not vested.
(6)	Includes 1,222,223 warrants to purchase common stock, and 166,800 vested options to purchase common stock. Excludes 136,800 options which are not vested.
(7)	Includes 136,800 vested options to purchase common stock. Excludes 136,800 options which are not vested.
(8)	Includes 136,800 vested options to purchase common stock. Excludes 136,800 options which are not vested.
(9)	Includes 30,000 shares of our Series A Convertible Preferred Stock which are currently convertible into 7,568,114 shares of our common stock and 6,087,463 warrants to purchase common stock. David Edery is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 7 B'Chshvan St No. 8, Ramat HaSharon, Israel.
(10)	Includes 3,333,333 warrants to purchase common stock issued to Mr. Farhi. Mr. Farhi’s address is 484 Richmond St., London, England, N6A 3E6.

Item 13.	Certain Relationships and Related Party Transactions

Executive Officers and Directors

         We have entered into employment and consulting agreements and granted stock awards to our executive officers and directors as more fully described in “Executive Compensation” above.

September 2014 Private Placement

On September 23, 2014, we entered into and closed the transactions contemplated by a definitive Securities Purchase Agreement. The lead investor in the financing memorialized in such agreement was Dicilyon, an affiliate of Israeli investor David Edery who invested $3 million in the private placement purchasing 30,000 shares of our Series A Convertible Preferred Stock which are currently convertible into 7,568,114 shares of our common stock and 4,162,463 warrants to purchase common stock following the entry into a warrant replacement agreement with Dicilyon whereby Dicilyon replaced 3,784,057 warrants issued in 2014 which contained a net settlement cash feature and liquidated damages penalties with 4,162,463 warrants which contain a standard anti-dilution clause, both groups of warrants with an exercise price of $0.4755 per share and exercisable until September 23, 2018. Pursuant to the Securities Purchase Agreement, Mr. Edery and his controlled affiliates have been granted certain special rights, including, among other things, (i) a two year pre-emptive right to participate in our future financings, subject to certain exceptions, in an amount which would allow Mr. Edery to maintain his fully-diluted percentage ownership of the Company, and (ii) a right that, for so long as Mr. Edery holds 25%, 15% and 10% of the outstanding shares of Common Stock, Mr. Edery shall have the right to appoint, respectively, three, two or one member of our seven person Board of Directors. Mr. Edery currently holds the right to appoint three members of the Board of Directors. In connection with the closing of the transactions contemplated by the Securities Purchase Agreement, Mr. Edery’s company appointed Rami Yehudiha to serve as a member of the Board of Directors and on November 18, 2014, Mr. Edery’s company exercised its right to appoint two members to the Board of Directors by requesting that Dr. Oren Fuerst and Dr. Steven A. Kaplan resign from the Board of Directors. Accordingly, Dr. Kaplan resigned from the Board of Directors effective as of November 21, 2014 and Dr. Fuerst resigned from the Board of Directors effective as of November 23, 2014. On November 23, 2014, the remaining members of the Board of Directors acted by unanimous written consent to name two appointees of Mr. Edery’s company, Dr. Peter M. Kash and Ms. Hila Karah, as members of the Board of Directors. On February 25, 2015, Dr. Peter M. Kash resigned from his position as a member of the Board of Directors for personal reasons.

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

To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2015 and December 31, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2015	December 31, 2014
Audit Fees	$83,000	$83,000
Audited Related Fees	$-	$-
Tax Fees (1)	$8,000	$17,000
All Other Fees (2)	$12,000	$12,000
Total	$103,000	$112,000

(1)	Consists of fees relating to our tax compliance and tax planning.
(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended (1)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (2)
3.3	Bylaws (3)
4.1	Form of Warrant issued to investors in the Company’s 2011-2012 Private Placement (3)
4.2	Warrant for shares of common stock issued to Spencer Trask Ventures, Inc. (3)
4.3	Warrant for shares of common stock issued to Spencer Trask Ventures, Inc. (3)
4.4	Form of Warrant issued to investors in the Company’s August 2012 Private Placement (3)
4.5	Form of Finder Warrant issued in connection with the Company’s October 2012 Private Placement (3)
4.6	Form of Warrant issued to investors in the Company’s May 2013 Private Placement (4)
4.7	Registration Rights Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (5)
4.8	Form of Warrant issued to investors in the Company’s September 2014 Private Placement (6)
4.9	Registration Rights Agreement, dated as of September 24, 2014, by and among the Company and the Purchasers named therein in connection with the Company’s September 2014 Private Placement (6)
4.10	Form of Series A Warrant issued to investors in the Company’s February 2015 Private Placement (14)
4.11	Form of Series B Warrant issued to investors in the Company’s February 2015 Private Placement (14)
4.12	Registration Rights Agreement, dated as of February 25, 2015, by and among the Company and the Purchasers named therein in connection with the Company’s February 2015 Private Placement (14)
4.13	Form of Warrant issued in connection with warrant exercise and replacement agreement (15)

4.14	Form of Series A Warrant issued to investors in the Company’s July 2015 Private Placement (1)
4.15	Form of Series B Warrant issued to investors in the Company’s July 2015 Private Placement (1)
4.16	Form of placement agent common stock warrant issued in the Company’s July 2015 Private Placement (1)
4.17	Form of placement agent Series A warrant issued in the Company’s July 2015 Private Placement (1)
4.18	Form of placement agent Series B warrant issued in the Company’s July 2015 Private Placement (1)
4.19	Form of Warrant issued in connection with warrant replacement agreement (18)
4.20	Form of Series A Warrant issued to investors in the Company’s November 2015 Private Placement (18)
4.21	Form of Series B Warrant issued to investors in the Company’s November 2015 Private Placement (18)
4.22	Form of Warrant issued to investors in the Company’s December 2015 Private Placement*
10.1	Employment Agreement, dated October 11, 2012, between LabStyle Israel and Erez Raphael+ (8)
10.2	Amendment to Employment Agreement, dated April 1, 2013, between LabStyle Israel and Erez Raphael+ (8)
10.3	Amendment to Employment Agreement, dated August 30, 2013, between LabStyle Israel and Erez Raphael+ (8)
10.4	Form of Securities Purchase Agreement for the Company’s August 2012 Private Placement (3)
10.5	Addendum to Securities Purchase Agreement, dated February 11, 2013, for the Company’s August 2012 Private Placement (9)
10.6	Form of Subscription Agreement for the Company’s October 2012 private placement (3)
10.7	Distribution Agreement, dated April 25, 2013, by and between the Labstyle Innovation Ltd. and Farla Medical Limited (10)
10.8	Form of Subscription Agreement for the Company’s May 2013 Private Placement (4)
10.9	Securities Purchase Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (5)
10.10	Amendment, dated as of March 20, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (11)
10.11	Form of Amendment and Exchange Agreement, dated August 15, 2014, entered into between the Company and the several investors in the Company’s February 2014 Private Placement (12)
10.12	Securities Purchase Agreement, dated as of September 24, 2014, by and among the Company and the Purchaser named therein in connection with the Company’s September 2014 Private Placement (2)
10.13	Personal Employment Agreement, dated January 8, 2015, between the Company and Zvi Ben David+ (13)
10.14	Securities Purchase Agreement, dated as of February 25, 2015, by and among the Company and the Purchaser named therein in connection with the Company’s February 2015 Private Placement (14)
10.15	Form of Warrant Exercise and Replacement Agreement (15)
10.16	2012 Equity Incentive Plan of the Company+ (3)
10.17	Amendment No. 1 to 2012 Equity Incentive Plan of the Company+*
10.18	Amendment No. 2 to 2012 Equity Incentive Plan of the Company+ (7)
10.19	Amendment No. 3 to the 2012 Equity Incentive Plan of the Company+ (16)
10.20	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s July 2015 Private Placement (1)
10.21	Form of Warrant Replacement Agreement (17)
10.22	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s November 2015 Private Placement (18)
10.23	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s December 2015 Private Placement*
21.1	List of Subsidiaries of the Company*
23.1	Consent of Kost Forer Gabbay and Kaiserer*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**
101	Interactive Data File (XBRL)*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 12, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 24, 2014.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 16, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 13, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 13, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 24, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 18, 2014.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 6, 2013.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed February 12, 2013.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 30, 2013.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed March 20, 2014.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 18, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2015.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed February 26, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2015.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 2, 2015.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2015.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer
3 Aminadav St.
Tel-Aviv 6706703, Israel

Tel: 972 (3)6232525
Fax: 972 (3)5622555
www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LABSTYLE INNOVATIONS CORP.

We have audited the accompanying consolidated balance sheets of LabStyle Innovations Corp. (the "Company") and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, the Company has recurring losses from operations and has limited liquidity resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 8, 2016	A Member of Ernst & Young Global

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,671	$1,453
Short-term bank deposits	80	83
Inventories	601	234
Other accounts receivable and prepaid expenses	935	286

Total current assets	4,287	2,056

LEASE DEPOSITS	41	47

PROPERTY AND EQUIPMENT, NET	749	978

Total assets	$5,077	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$978	$708
Deferred revenues	31	24
Other accounts payable and accrued expenses	681	884

Total current liabilities	1,690	1,616

LIABILITY RELATED TO WARRANTS	2,610	4,003

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at December 31, 2015 and 2014; Issued and Outstanding: 35,600 and 41,652 shares at December 31, 2015 and 2014, respectively; Aggregate liquidation preference of $3,560 and $4,165 at December 31, 2015 and 2014, respectively	2,357	2,757

STOCKHOLDERS' DEFICIT
Common Stock of $0.0001 par value - Authorized: 160,000,000 and 80,000,000 shares at December 31, 2015 and 2014, respectively; Issued and Outstanding: 52,407,057 and 16,233,430 shares at December 31, 2015 and 2014, respectively	5	2
Preferred Stock of $0.0001 par value - Authorized: 4,940,000 shares at December 31, 2015 and 2014; Issued and Outstanding: None at December 31, 2015 and 2014	-	-
Additional paid-in capital	41,769	30,761
Accumulated deficit	(43,354)	(36,058)

Total stockholders' deficiency	(1,580)	(5,295)

Total liabilities and stockholders' deficiency	$5,077	$3,081

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Year ended December 31,
	2015	2014

Revenues	$823	$51
Cost of revenues and ramp up of manufacturing	1,678	2,274
Impairment of production line	-	489

Gross loss	855	2,712

Operating expenses:
Research and development	$2,565	$3,943
Sales, Marketing and pre-production costs	1,330	1,063
General and administrative	2,948	3,640

Total operating expenses	6,843	8,646

Operating loss	7,698	11,358

Financial expenses (income), net:
Revaluation of warrants	(571)	(2,194)
Other financial expense, net	15	3,713

Total financial expenses (income), net	(556)	1,519

Net loss	$7,142	$12,877

Deemed dividend related to May 2015 exchange agreement	154	-
Deemed dividend related to February 2014 exchange agreement	-	279
Deemed dividend related to Series A Preferred Stock	-	2,899

Net loss attributable to holders of Common Stock	$7,296	$16,055

Net loss per share:

Basic and diluted loss per share	$0.21	$1.85
Weighted average number of Common Stock used in computing basic and diluted net loss per share	34,159,595	8,678,953

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except stock and stock data)

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Number	Amount	capital	deficit	deficiency

Balance as of December 31, 2013	4,014,478	$ *)	$19,917	$(20,003)	$(86)

Issuance of Common Stock in February 2014 at $2.75 per unit, net of issuance cost	445,392	*) -	1,013	-	1,013
Issuance of Common Stock in July 2014 upon reset price mechanism	496,884	*) -	*) -	-	*) -
Deemed dividend related to exchange agreement	-	-	279	(279)	-
Issuance of additional shares upon Exchange Agreement in August 2014	10,957,515	2	4,556	-	4,558
Deemed dividend related to Series A Preferred Stock	-	-	2,899	(2,899)	-
Conversion of Series A Preferred Stock	176,137	*) -	46	-	46
Exercise of warrants	68,524	*) -	352	-	352
Exercise of options	74,500	*) -	7	-	7
Stock-based compensation	-	-	1,692	-	1,692
Net loss	-	-	-	(12,877)	(12,877)

Balance as of December 31, 2014	16,233,430	$2	$30,761	$(36,058)	$(5,295)

Issuance of Common Stock and warrants in February 2015 at $0.18 per unit, net of issuance cost	11,286,444	1	1,955	-	1,956
Issuance of Common Stock in July and August 2015 at $0.30 per unit, net of issuance cost	8,646,203	1	2,324	-	2,325
Issuance of Common stock in November 2015 at $0.30 per unit, net of issuance cost	8,031,734	1	2,293	-	2,294
Issuance of Common stock in December 2015 at $0.34 per unit, net of issuance cost	1,461,988	*) -	500	-	500
Issuance of Common Stock in April, August and December 2015 to service provider	300,000	*) -	118	-	118
Issuance of Common Stock in September 2015 to employees as compensation	1,748,166	*) -	591	-	591
Issuance of Common Stock in September 2015 to service provider	50,000	*) -	16	-	16
Payment for executives and directors under Salary Program	998,403	*) -	304	-	304
Exercise of warrants into Common Stock in May 2015, net of issuance cost	1,923,636	*) -	453	-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-	-	154	(154)	-
Issuance of warrants related to warrant replacement agreement in November and December 2015	-	-	822	-	822
Receipts on Account of shares	-	-	20	-	20
Conversion of Series A Preferred Stock into Common Stock	1,526,609	*) -	400	-	400
Exercise of warrants	194,444	*) -	60	-	60
Exercise of options	6,000	*) -	*) -	-	*) -
Stock-based compensation	-	-	998	-	998
Net loss	-	-	-	(7,142)	(7,142)

Balance as of December 31, 2015	52,407,057	$5	$41,769	$(43,354)	$(1,580)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,142)	$(12,877)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	1,723	1,692
Issuance cost related to warrants to investors and service provider	-	533
Depreciation	335	549
Write-off of a production line	-	489
Increase in deferred revenues	7	24
Decrease (increase) in other accounts receivable and prepaid expenses	(649)	158
Increase in inventories	(366)	(234)
Increase (decrease) in trade payables	292	(186)
Decrease in other accounts payable and accrued expenses	102	341
Incremental value to February 2014 Investors that resulted from Exchange Agreement	-	3,124
Change in the fair value of warrants to purchase shares of Common Stock	(571)	(2,194)
Loss from disposal of fixed assets	(8)	-

Net cash used in operating activities	(6,277)	(8,581)

Cash flows from investing activities:
Investment in short-term bank deposits	(282)	(91)
Proceeds of maturities of short-term bank deposit	285	231
Investment in lease deposit, net	(6)	(6)
Purchase of property and equipment	(110)	(563)

Net cash used in investing activities	(113)	(429)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	7,075	3,754
Proceeds from issuance of Series A Preferred Stock and warrants, net of issuance cost	-	4,096
Proceeds from exercise of options and warrants	533	350

Net cash provided by financing activities	7,608	8,200

Increase (decrease) in cash and cash equivalents	1,218	(810)
Cash and cash equivalents at beginning of year	1,453	2,263

Cash and cash equivalents at end of year	$2,671	$1,453

Non-cash investing and financing activities:

Purchase of property and equipment	$27	$308

Classification of liability related to warrants as a result of September 2014 round Replacement Agreement	$822	$-

Conversion of liability related to warrants to Common stock as a result of 2011-2012 Private Placement round warrants conversion	$-	$9

Conversion of Series A Preferred Stock to Common stock	$400	$46

Payment for executives and directors under Salary Program	$304	$-

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company's flagship product, Dario™, also referred to as the Dario™ Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario™ Smart Meter.

b.	The Company's wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd." or "Subsidiary"), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company ("LabStyle US"), which was established in 2014, however it has not started its operations to date.

c.	During the year ended December 31, 2015, the Company incurred operating losses and negative cash flows from operating activities amounting to $7,698 and $6,277, respectively. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into April 2016.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On June 17, 2014, the Company held its 2014 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company's Certificate of Incorporation ("COI") to increase the number of authorized shares of Common Stock from 45,000,000 to 80,000,000 and to effect a reverse stock split of the Common Stock at a ratio of between one-for-two and one-for-five with such ratio to be determined at the sole discretion of the Company's Board of Directors (the "Reverse Split").

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

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

e.	On June 15, 2015, the Company held its 2015 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 80,000,000 to 160,000,000 and to amend the Company’s 2012 Equity Incentive Plan, to increase the number of shares authorized for issuance under such Plan by 11,925,000 shares from 1,500,000 to 13,425,000.

f.	In February 2015, the Company obtained National Pharmaceutical Product Interface approval and registered Dario™ for sale in South Africa.

g.	In March 2015, the Company started marketing the Dario™ Smart Diabetes Management Solution in the Netherlands and New Zealand as a private, out of pocket offering (no reimbursement).

h.	In May 2015, the Company received Health Canada approval to market and sell Dario™ in Canada and commenced sales in Canada in June 2015. The majority of Canadian medical plans are currently providing reimbursement coverage for Dario™.

i.	In December 2015, the United States Food and Drug Administration ("FDA") granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates:

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars ("$", "dollar" or "dollars"):

The accompanying consolidated financial statements have been prepared in dollars.

The Company’s financing activities are incurred in U.S. dollars. Although a portion of the Subsidiary's expenses is denominated in New Israeli Shekels ("NIS") (mainly cost of personnel), a substantial portion of its expenses is denominated in dollars. Accordingly, the Company's management believes that the currency of the primary economic environment in which the Company and its subsidiary operate is the dollar; thus, the dollar is the functional currency of the Company.

Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with Accounting Standard Codification ("ASC") 830, "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company, its Subsidiary and LabStyle US. Intercompany accounts and transactions have been eliminated.

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

e.	Short-term bank deposits:

Short-term bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the Company's rent and credit payments. The short-term bank deposits are denominated in NIS and bear interest at an average rate of 0.01% and 0.42% as of December 31, 2015 and 2014, respectively. The short-term bank deposits are presented at their cost, including accrued interest.

f.	Inventories:

Inventories are stated at the lower of cost plus allocable indirect costs or net realized value. Cost is determined on a "moving average" basis. Inventory write-down is provided to cover technological obsolescence, excess inventories and discontinued products. Inventory write-down represents the difference between the cost of the inventory and net realizable value. Inventory write-down is charged to the cost of revenues and ramp up of manufacturing when a new lower cost basis is established. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Total write-offs during the years ended December 31, 2015 and 2014 amounted to $193 and $1,046, respectively.

g.	Long-term lease deposits:

Long-term lease deposits include mainly long-term deposits for the Company's leased vehicles.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

Property and equipment (Cont.):

%

Computers, and peripheral equipment	15-33
Office furniture and equipment	6
Production lines	33
Leasehold improvements	Over the shorter of the lease term or useful economic life

i.	Impairment of long-lived assets:

Property and equipment are reviewed for impairment in accordance with ASC 360, "Property, Plant and Equipment," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2015, no impairment loss has been recorded. During the year ended December 31, 2014, the Company decided to cease the operation of one of its production lines and performed a recoverability test for such long-lived assets. Based on its analysis, the Company recorded a non-cash charge with respect to impairment of its production line in the amount of $489. This charge was recorded as separate line in the consolidated statements of comprehensive loss.

j.	Revenue recognition:

Revenues from product sales are recognized in accordance with ASC 605-10 “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company derives revenues from the sale of its Dario™ Smart Meter and its related device-specific disposables test strip cartridges and lancets through independent distributors or directly to end users. The Dario™ software application is offered for a free download and the Company does not obtain a recurring hosting commitment towards the end users relating specifically to the application.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue recognition (Cont.):

The Company generally has a standard contract with its distributors. According to the agreements, all sales to distributors are final, no rights of return or price protection right is granted to such distributors and the Company is not a party of the agreements between distributors and their customers.

Through the year ended December 31, 2015, product sales to distributors are recognized as revenues upon receipt of payment. The Company will apply this policy until it will have sufficient historical experience with each distributor in order to conclude that fee is fixed or determinable and collectability is probable.

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

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Revenue recognition (Cont.):

Deferred revenues include advances and payments received from customers, for which revenue has not yet been recognized.

k.	Cost of revenues and ramp up of manufacturing:

Cost of revenues is comprised of the cost of production, shipping and handling inventory, personnel and related overhead costs, depreciation of production line and related equipment costs and inventory write-downs.

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term bank deposits.

All of the cash and cash equivalents and short-term bank deposits of the Company and its Subsidiary are invested in deposits and current accounts with major U.S. and Israeli banks. Such cash and cash equivalents and short-term bank deposits may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents and short-term bank deposits may be redeemed and therefore a minimal credit risk exists with respect to these deposits and investments.

m.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2015 and 2014, a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Research and development costs:

Research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

o.	Series A Preferred Stock:

The Company classifies the Series A Preferred Stock (as defined in Note 9b) outside of Stockholders' deficiency because certain features of the COI would require redemption of some or all of the Series A Preferred Stock upon events not solely within the control of the Company.

p.	Warrants:

The Company accounts for certain warrants held by investors and the Company’s previous placement agent and its permitted designees which include priced-based anti-dilution protection or certain net settlement cash features and liquidated damages penalties as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815"), which provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by using Binomial option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial income or expense.

q.	Accounting for stock-based compensation:

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

Accounting for stock-based compensation (Cont.):

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

r.	Fair value of financial instruments:

The Company applies ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

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

Fair value of financial instruments (Cont.):

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

s.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year, plus dilutive potential Common Stock considered outstanding during the year, in accordance with ASC 260, "Earnings Per Share".

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 18,479,898 and 8,243,762 for the year ended December 31, 2015 and 2014, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.	Severance pay:

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

u.	Legal and other contingencies:

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

v.	Impact of recently issued accounting pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which will replace most of the existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15 ("ASU 2014-15"), "Presentation of Financial Statements-Going Concern" (Subtopic 205-40): "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Impact of recently issued accounting pronouncements (Cont.):

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes – Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Companies can adopt the guidance either prospectively or retrospectively. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2015	2014

Prepaid expenses	$622	$159
Government authorities	22	33
Deferred costs (*)	291	94

	$935	$286

(*)	Inventory delivered to customers for which revenue criteria have not been met.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	INVENTORIES

	December 31,
	2015	2014

Raw materials	$469	$68
Finished products	132	166

	$601	$234

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2015	2014
Cost:

Computers and peripheral equipment	$209	$194
Office furniture and equipment	62	62
Production lines	903	813
Leasehold improvement	7	6

	1,181	1,075
Accumulated depreciation:

Computers and peripheral equipment	140	88
Office furniture and equipment	12	7
Production lines	276	-
Leasehold improvement	4	2

	432	97

Property and equipment, net	$749	$978

Depreciation expenses for the year ended December 31, 2015 and 2014 amounted to $335 and $549, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2015	2014

Employees and payroll accruals	$247	$205
Accrued expenses	434	679

	$681	$884

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The facilities and motor vehicles of the Subsidiary are leased under several operating lease agreements.

Ltd. is party to a lease agreement in Israel for its offices for a period of 36 months commencing January 1, 2014 and scheduled to expire on December 31, 2016.

Commencing November 13, 2011 and through the year ended 2015, Ltd. also entered into several motor vehicle lease agreements for a period of 36 months. As of December 31, 2015 the Company maintains 11 leased cars.

b.	In December 2015 the Company entered into a lease agreement in the United States for its offices for a period of 12 months commencing February 1, 2016 and scheduled to expire on January 31, 2017.

c.	As of December 31, 2015, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of ended December 31,	Facilities	Motor vehicles	Total

2016	139	81	220
2017	1	38	39
2018	-	15	15

	$140	$134	$274

Facility and motor vehicle lease expenses for the year ended December 31, 2015 and 2014 were $232 and $273, respectively.

d.	As of December 31, 2015, Ltd. established guarantees to cover rent agreements and credit cards commitments that amounted to $50.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	TAXES ON INCOME

a.	The Company and Ltd. are separately taxed under the domestic tax laws of the state of incorporation of each entity. LabStyle US is a pass through entity for U.S. income tax purposes.

b.	Tax rates applicable to Ltd.:

Corporate tax rate in Israel in 2014 and 2015 is 26.5%.

On January 4, 2016, the Israeli Parliament's Plenum approved by a second and third reading the Bill for Amending the Income Tax Ordinance (No. 217) (Reduction of Corporate Tax Rate), 2015, which consists of the reduction of the corporate tax rate from 26.5% to 25%. The Company estimates that the effect of the change in tax rates will result in a decrease in deferred tax balances as of December 31, 2015 in immaterial amounts.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2015 in the amount of approximately $18,675. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2015, the Company had a U.S. federal net operating loss carryforward of approximately $4,877 that can be carried forward and offset against taxable income and that expires during the years 2031 to 2035. Utilization of U.S. loss carryforward may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of losses before utilization.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:

Net operating loss carry forward	$6,900	$5,099
Temporary differences	713	927

Deferred tax assets before valuation allowance	7,613	6,026
Valuation allowance	(7,613)	(6,026)

Net deferred tax asset	$-	$-

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:- TAXES ON INCOME (Cont.)

The deferred tax balances included in the financial statements as of December 31, 2015 are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the reduction in the tax rate. Said effects will be included in the financial statements that will be issued starting from the date on which the new tax rate is substantially enacted, namely in the first quarter of 2016.

The net change in the total valuation allowance for the year ended December 31, 2015 was an increase of $1,587 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

e.	Loss before taxes on income consists of the following:

	Year ended December 31,
	2015	2014

Domestic	$783	$3,598
Foreign	6,359	9,279

	$7,142	$12,877

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared in the discretion of the Company’s Board of Directors and to participate in the balance of the Company's assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them after giving effect to any rights of holders of preferred stock. Except for contractual rights of certain investors, the holders of Common Stock have no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.

b.	On September 23, 2014, the Company consummated the final closing of a private placement with existing and new institutional and accredited investors (the "September 2014 Private Placement") pursuant to which the Company raised $4,096 in net proceeds by issuance of aggregate 42,350 units which consist of 42,350 shares of newly designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") which are convertible into up to an aggregate of 10,683,662 shares of Common Stock, and warrants to purchase 5,341,834 shares of Common Stock with an exercise price of $0.48 per share which is subject to a standard anti-dilution protection clause. Such warrants contain a net settlement cash feature and liquidated damages penalties and therefore accounted as a liability according to the provisions of ASC 815-40 “Contracts in entity's own equity”.

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

Based on preference of any distribution, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, including, without limitation, upon any deemed liquidation as determined in the COI, the Company's assets or surplus funds legally available for distribution shall be distributed to the holders of Series A Preferred Stock pursuant to which each Series A Preferred Stock will be entitled to receive the original issue price paid by each Series A Preferred stockholder, plus all accrued but unpaid dividends for each share of Common Stock. The aggregate liquidation preference as of December 31, 2015 amounted to $3,560.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

Preemptive rights - One Series A Preferred Stockholder has a preemptive right to participate in future financings for a period of two years in an amount necessary to maintain such investor’s fully-diluted percentage interest in the Company.

Voting - Each stockholder shall have one vote for each share of Common Stock held by such stockholder of record of such Common Stock as would be held by each holder of Series A Preferred Stock if all shares of Series A Preferred Stock were converted to Common Stock at the then effective conversion rate, on every resolution.

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

During 2015, 6,052 shares of Series A Preferred Stock have been converted into 1,526,609 shares of Common Stock and therefore an amount of $400 was credited to additional paid in capital in the Company's statement of changes in stockholders' deficiency.

c.	On February 25, 2015 and March 16, 2015, the Company completed two closings of a private placement (the “February 2015 Private Placement”) with existing and new institutional and accredited investors and raised $1,956 in net proceeds through the issuance of 11,286,444 shares of Common Stock, and series A warrants to purchase 2,821,613 shares of Common Stock (the “Series A Warrants”) and series B warrants to purchase 2,821,613 shares of Common Stock (the “Series B Warrants”). Out of the above issuance, 1,150,000 shares of Common Stock, 287,500 Series A Warrants and 287,500 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $207 and 1,111,111 shares of Common Stock, 277,778 Series A Warrants and 277,778 Series B Warrants were purchased by one of the directors of the Company for gross proceeds of $200.

The Series A Warrants are immediately exercisable at an exercise price of $0.24 per share and expire 9 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series B Warrants are immediately exercisable at an exercise price of $0.30 per share and expire 36 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series A Warrants and Series B Warrants are eligible also for “cashless exercise” only if the underlying shares of Common Stock are not registered for resale. The Series A Warrants and the Series B Warrants contain a standard anti-dilution protection clause.

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

With respect to the February 2015 Private Placement the Company entered into a finder’s fee agreement with a finder according to which the finder shall receive a cash fee of approximately $43 and immediately exercisable warrants to purchase: i) 241,423 shares of Common Stock with an exercise price of $0.18, with a “cashless exercise” feature and which are exercisable by February 25, 2018; ii) 60,356 shares of Common Stock with an exercise price of $0.24 which expired on November 25, 2015; and iii) 60,356 shares of Common Stock with an exercise price of $0.30 and which are exercisable by February 25, 2018. All finders' warrants contain a standard anti-dilution protection clause.

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

d.	On April 3, 2015, the Company's Board of Directors approved the following:

1.	To reserve 400,000 shares of Common Stock under the terms of an engagement agreement with a service provider (“Service Provider Agreement”) dated March 15, 2015 (the “Effective Date”) offering investor relations services (“Services”) to the Company. The Service Provider Agreement is for a period of one year beginning with the Effective Date (the “Term”), pursuant to which in addition to monthly retainer Company shall issue 100,000 shares of Common Stock on a quarterly basis over the Term in consideration for the Services. The Company recorded General and Administrative expenses amounting to $118 in connection with 300,000 shares of Common Stock that have been issued during the year ended December 31, 2015.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

2.	A salary program pursuant to which the Company will issue up to 2,200,000 compensation shares of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

During the year ended December 31, 2015, the Company issued 998,403 Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $304.

e.	On May 5, 2015 (the "Commitment Date"), the Company’s Board of Directors approved a warrant exercise and replacement agreement according to which upon the Company's request for a period of eight business days the holders of warrants from the February 2015 Private Placement were able to exercise for cash their outstanding 2,881,694 warrants. Upon such exercise, the Company issued the participating holders additional warrants to purchase the same number of additional shares of Common Stock, for an exercise price of $0.24 per share, having the same terms and conditions of the exercised warrants.

The transaction was accounted for in accordance with ASC 470-20 "Debt with Conversion and Other Options" (“ASC 470”), pursuant to which the induced conversion privileges are exercisable only for a limited period of time and includes the issuance of all of the equity securities issuable pursuant to conversion privileges included in the terms of the warrants at issuance for each warrant instrument that is converted. Therefore, the induced conversion was accounted for as a deemed dividend and measured at the Commitment Date in a total amount of $154.

Under this offer, 1,923,636 warrants were exercised into 1,923,636 shares of Common Stock for a total net consideration of $453.

f.	On July 23, 2015 and August 28, 2015, the Company completed two closings of a private placement (the “July 2015 Private Placement”) with existing and new institutional and retail investors and raised approximately $2,325 in net proceeds through the issuance of 8,646,203 shares of Common Stock, and series A warrants to purchase 4,709,821 shares of Common Stock (the “2015 Series A Warrants”) and Series B Warrants to purchase 4,709,821 shares of Common Stock (the “2015 Series B Warrants”) and 449,157 shares of Common Stock underlying Placement Agent Warrants. Out of the above issuance, 750,000 shares of Common Stock, 375,000 2015 Series A Warrants and 375,000 2015 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $225 and 40,000 shares of Common Stock, 20,000 2015 Series A Warrants and 20,000 2015 Series B Warrants were purchased by the Chief Executive Officer of the Company for gross proceeds of $12. Out of the above issuances, 245,333 and 50,000 restricted shares of Common Stock were issued to finders and to a placement agent, respectively. In addition, the Company also issued to a finder 439,630 non-plan stock options.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The 2015 Series A Warrants are immediately exercisable at an exercise price of $0.35 per share and expire 12 months from the closing date. The 2015 Series B Warrants are immediately exercisable at an exercise price of $0.40 per share and expire 36 months from the closing date. The 2015 Series A and Series B Warrants are exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable. The non-plan stock options issued to the finder are fully vested and exercisable after the lapse of four months from the grant date in December 2015.

With respect to the July 2015 Private Placement, the Company entered into finder's fee agreements with certain finders according to which the finders received 245,333 restricted shares of Common Stock and 619,606 warrants, evenly divided between “Series A Finders Warrants” and “Series B Finders Warrants”. The Series A Finders Warrants are exercisable at an exercise price of $0.35 per share and expire 12 months from the date of the closing of the July 2015 Private Placement at which such warrants were issued. The Series B Finders Warrants are exercisable at an exercise price of $0.40 per share and expire 3 years from the date of the closing of the July 2015 Private Placement at which such warrants were issued.

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

g.	On September 3, 2015, the Company's Board of Directors approved the issuance of 1,748,166 shares of Common Stock under the 2012 Equity Incentive Plan to certain employees according to the Israeli sub-plan. Consequently, the Company recorded General and Administrative and Research and Development expenses amounting to $514 and $77, respectively.

h.	On September 17, 2015, the Company's Board of Directors approved the issuance of 50,000 shares of Common Stock to a service provider. Consequently, the Company recorded General and Administrative expenses amounting to $16 in the statements of comprehensive loss.

i.	On November 19, 2015 the Company completed a closing of a private placement (the "November 2015 Private Placement") with existing shareholders and private investors and raised approximately $2,924 in net proceeds through the issuance of 8,031,734 shares of Common Stock, 5,929,955 Series A Warrants (the "November 2015 Series A Warrants") and 2,541,409 Series B Warrants (the "November 2015 Series B Warrants"). Out of the above issuances, 383,467 restricted shares of Common Stock, 576,168 November 2015 Series A Warrants and 246,929 November 2015 Series B Warrants were issued to finders. In connection with the November 2015 Private Placement the Company also issued to a finder 439,630 non-plan stock options.

The November 2015 Series A Warrants are immediately exercisable at an exercise price of $0.37 per share and expire 16 months from the closing date. The November 2015 Series B Warrants are immediately exercisable at an exercise price of $0.43 per share and expire 36 months from the closing date. The November 2015 Series A Warrants and November 2015 Series B Warrants are eligible also for “cashless exercise” only if the underlying shares of Common Stock are not registered for resale.

With respect to the November 2015 Private Placement the Company entered into a finder’s fee agreements with certain finders according to which the finders received 383,467 restricted shares of Common Stock, 576,168 November 2015 Series A Warrants, 246,929 November 2015 Series B Warrants and 439,630 fully vested non-plan stock options having an exercise price of $0.0001. The non-plan stock options are fully vested and exercisable after the lapse of four months from the grant date in December 2015. The warrants issued to the finders are subject to the same terms as those issued to the investors.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The November 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement by adjusting the current exercise price of the warrants for the investors and placement agent from $0.45 to $0.36 per share and an additional 1,930,017 and 367,526 shares became subject to such warrants, respectively. In addition, the exercise price of the placement agent's warrants in the 2011-2012 Private Placement, was adjusted from $0.38 to $0.31 per share and an additional 249,977 warrants were issued.

j.	On October 22 2015, the Company's Board of Directors approved a warrant replacement agreement (the "September 2014 round Replacement Agreement") with the September 2014 Private Placement Purchasers pursuant to which up to 5,341,834 outstanding warrants that contain a net settlement cash feature will be replaced by new warrants to acquire up to an aggregate of 5,876,021 shares of common stock at an exercise price of $0.4755 per share, which warrants are subject to standard anti-dilution protections. Consequently, certain investors replaced 4,320,135 outstanding warrants that contain certain net settlement cash features by 4,752,147 new warrants to acquire an aggregate of 4,752,147 shares of Common Stock at an exercise price of $0.4755 per share which are subject to standard anti-dilution protections and do not contain a net settlement cash feature. As of December 31, 2015 the Company's offer to the warrant holders expired.

The above replacement is considered as a modification of the warrants' terms of the September 2014 Private Placement. As a result, and in accordance with ASC 470 the incremental value that was generated to the particular Purchasers from the aforementioned exchanged warrants was recorded as financial expenses in the amount of $75 in the consolidated statement of comprehensive loss.

The September 2014 round Replacement Agreement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement and an additional 81,840 and 15,581 shares became subject to such warrants, respectively. In addition, 13,159 additional shares became subject to the warrants issued to the placement agent of the 2011-2012 Private Placement.

The table below presents the September 2014 Private Placement carrying value of the warrants issued in such placement:

Year ended December 31, 2015

Fair value of warrants at December 31, 2014	$101
Revaluation of warrants during 2015	1,099
Reclassification of warrants to additional paid-in capital upon warrant replacement agreement in November and December 2015	(822)

Fair value of warrants at December 31, 2015	$378

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

k.	On December 24, 2015, the Company completed a private placement (the “December 2015 Private Placement”) with a new investor and raised $500 in net proceeds through the issuance of 1,461,988 shares of Common Stock and warrants to purchase 1,461,988 shares of Common Stock (the "December 2015 Warrants"). The December 2015 Warrants are immediately exercisable at an exercise price of $0.34 per share and expire 6 months from the closing of the December 2015 Private Placement. The December 2015 Warrants are eligible also for “cashless exercise” only if the underlying shares of Common Stock are not registered for resale.

The December 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement to the investors and placement agent by adjusting the current exercise price of the warrants from $0.36 to $0.35 per share and an additional 283,068 and 53,906 shares became subject to such warrants, respectively.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

l.	The table below summarizes the outstanding warrants as of December 31, 2015:

	Warrants outstanding as of December 31, 2015	Exercise price	Expiration date
		$
Investors of the 2011-2012 Private Placement	10,090,941	0.35	October 26, 2016
Placement agent of the 2011-2012 Private Placement	1,921,642	0.35	April 8, 2016
Placement agent of the 2011-2012 Private Placement	1,374,773	0.31	April 8, 2016
October 2012 Private Placement FINRA member	29,585	7.50	October 16, 2016
April-May 2013 Private Placement	400,000	25.00	April 4, 2016
Placement agent of the April-May 2013 Private Placement	80,003	12.50	April 4, 2016
Placement agent of the April-May 2013 Private Placement	40,005	25.00	April 4, 2016
Investors of the September 2014 Private Placement	1,021,699	0.48	September 23, 2018
September 2014 PPM-Warrant Replacement Agreement	4,752,147	0.48	September 23, 2018
February 2015 PPM A (*)	83,334	0.24	November 25,2015
February 2015 PPM B	2,266,057	0.30	February 25,2018
February 2015 PPM A-Finders	241,422	0.18	February 25,2018
February 2015 PPM - C Finders	60,356	0.30	February 25,2018
February 2015 PPM - B 2nd closing	555,556	0.30	March 16, 2018
May 2015 replacement warrants	1,863,280	0.24	February 15, 2016
May 2015 replacement warrants (PA)	60,356	0.24	February 15, 2016
July 2015 PPM - 2015 Series A Warrants - 1st Closing	2,375,135	0.35	July 23, 2016
July 2015 PPM - 2015 Series B Warrants - 1st Closing	2,500,135	0.40	July 23, 2018
July 2015 PPM - 2015 Series A Warrants (Finder's warrants)	309,803	0.35	August 28, 2016
July 2015 PPM - 2015 Series B Warrants (Finder's warrants)	309,803	0.40	August 28, 2018
July 2015 PPM - 2015 Series B Warrants-2nd Closing	1,675,305	0.40	August 28, 2018
July 2015 PPM (PA) - 1st Closing	425,022	0.30	July 23, 2018
July 2015 PPM (PA) - 2015 Series A Warrants	212,511	0.35	July 23, 2016
July 2015 PPM (PA) - 2015 Series B Warrants - 2nd Closing	12,067	0.35	August 28, 2016
July 2015 PPM (PA) - 2nd Closing	212,511	0.40	July 23, 2018
July 2015 PPM - 2015 Series A Warrants-2nd Closing	1,675,305

July 2015 PPM (PA) - 2015 Series B Warrants - 2nd Closing	12,067	0.40	August 28, 2018
July 2015 PPM (PA) - 2nd Closing	24,135	0.30	August 28, 2018
November 2015 PPM - 2015 Series A Warrants (Finder's warrants)	576,168	0.37	March 19, 2017
November 2015 PPM - 2015 Series B Warrants (Finder's warrants)	246,929	0.43	November 19, 2018
November 2015 PPM - Series A Warrants	5,353,787	0.37	March 19, 2017
November 2015 PPM - Series B Warrants	2,294,480	0.43	November 19, 2018
December 2015 PPM - Warrants	1,461,988	0.34	June 24, 2016

Total outstanding	44,518,307

(*)	Warrants for which cash has been received by the Company but no securities issued.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

During the year ended December 31, 2015, proceeds from warrants exercised amounted to $513 following the issuance of 2,118,080 shares of Common Stock out of which none were issued utilizing a cashless exercise feature. During the year ended December 31, 2014, proceeds from warrants exercised amounted to $343 following the issuance of 68,524 shares of Common Stock out of which none were issued utilizing a cashless exercise feature.

m.	Stock-based compensation:

1.	On January 23, 2012, an equity incentive plan (the "2012 Plan") was adopted by the Board of Directors of the Company and approved by a majority of the Company's stockholders, under which options to purchase up to 572,000 shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

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

On June 15, 2015, the Company held its 2015 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 11,925,000 shares from 1,500,000 to 13,425,000 shares of Common Stock.

2.	On September 3, 2015, the Company's Compensation Committee of the Board of Directors approved the grants of 6,308,634, 1,368,000 and 650,000 options to employees, directors and consultants of the Company, respectively, at an exercise price of $0.32 per share. 2,360,543 of such stock options are vested upon grant and the remainder shall vest over a period of two to three years commencing on the grant date. All of the aforementioned options have six year term. 7,345,834 options were issued under the 2012 Plan and 980,800 options are non-plan.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

On December 17, 2015, the Company's Compensation Committee of the Board of Directors approved the grants of 652,500, and 657,000 options to employees and consultants of the Company, respectively, at an exercise price of $0.39 per share. The options shall vest over a period of three years commencing on the grant date. All of the aforementioned options have a six year term. 1,259,500 options were issued under the 2012 Plan and 50,000 options were issued to a member of the Company’s Scientific Advisory Board which are non-plan.

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the year ended December 31, 2015 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,317,400	6.59	6.98	8
Options granted	9,636,134	0.33
Options exercised	6,000	0.01
Options expired	172,775	7.78
Options forfeited	198,225	2.05

Options outstanding at end of year	10,576,534	0.94	5.80	1,264

Options vested and expected to vest at end of year	9,870,821	0.97	0.67	1,173

Exercisable at end of year	3,975,581	1.85	5.85	441

Weighted average fair value of options granted during the year ended December 31, 2015 and 2014 is $0.33 and $2.82, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount is impacted by the changes in the fair market value of the Common Stock.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	Year ended December 31,
	2015	2014

Volatility	82.39%-87.28%	54.57%-64.74%
Risk-free interest rate	1.00%-1.54%	1.65%-2.84%
Dividend yield	0%	0%
Expected life (years)	5.68-8.51	5-10

As of December 31, 2015, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,415, which is expected to be recognized over a weighted average period of approximately 1.16 years.

The total compensation cost related to all of the Company's equity-based awards, recognized during year ended December 31, 2015 and 2014 were comprised as follows:

	Year ended December 31,
	2015	2014

Cost of revenues	$49	$39
Research and development	185	409
Sales, Marketing and pre-production costs	111	29
General and administrative	653	1,215

Total stock-based compensation expenses	$998	$1,692

NOTE 10:-	FAIR VALUE MEASURMENTS

a.	On March 30, 2012, the Company consummated the final closing of the 2011-2012 Private Placement pursuant to which certain accredited investors purchased an aggregate of 492,200 shares of Common Stock and warrants to purchase 492,200 shares of Common Stock at an exercise price of $7.50 per share for total consideration of $2,461.

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

Subsequent to the issuance of the 2011-2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $7.50 per share to $0.35 per share and an additional 9,626,982 and 1,833,624 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with an original exercise price of $5.00 per share was adjusted to $0.30 per share and an additional 1,289,376 warrants were issued.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Notes 9b and 9j).

The warrants of the 2011-2012 Private Placement and the warrants of the September 2014 Private Placement contain certain net settlement cash features and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 and re-measured using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

	December 31, 2015	December 31, 2014

Risk-free interest rate (1)	0.60%	0.59%
Expected volatility (2)	74.64%	47.72%
Expected life (in years) (3)	0.82	1.82
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.17	$1.05

Placement agent's warrants 2011-2012 Private Placement:

	December 31, 2015	December 31, 2014

Risk-free interest rate (1)	0.19%	0.36%
Expected volatility (2)	86.65%	46.46%
Expected life (in years) (3)	0.27	1.27
Expected dividend yield (4)	0%	0%

Fair value per warrant	$ 0.14-0.18	$ 0.83-1.06

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	FAIR VALUE MEASURMENTS (Cont.)

Investors' warrants in September 2014 Private Placement:

	December 31, 2015	Issuance date

Risk-free interest rate (1)	1.24%	1.42%
Expected volatility (2)	158.68%	48.75%
Expected life (in years) (3)	2.73	4.00
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.37	$0.25

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company and other companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of December 31, 2015:

Fair value of liability related to warrants

Balance at December 31, 2014	$4,003
Exchange of warrants in November-December 2015 (see also Note 9j)	(822)
Change in fair value of warrants during the period	(571)

Balance at December 31, 2015	$2,610

As of December 31, 2015, there were outstanding warrants to purchase 14,409,055 shares of Common Stock from the above issuances which were recorded as a liability.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 11:-	SELECTED STATEMENTS OF OPERATIONS DATA

a.	General and administrative:

	Year ended December 31,
	2015	2014

Payroll, office and related	$1,150	$945
Legal and professional fees	408	1,103
Stock-based compensation	1,169	1,215
Issuance of Common Stock and warrants to service provider	134	-
Other	87	377

Total General and administrative	$2,948	$3,640

b.	Financial expenses, net:

	Year ended December 31,
	2015	2014

Bank charges	$22	$23
Foreign currency adjustments losses (gain)	(7)	33
Issuance cost related to warrants to investors and service provider	-	533
Incremental value to the February 2014 Investors that resulted from Exchange Agreement	-	3,124
Change in the fair value of warrants	(571)	(2,194)

Total Financial expenses (income), net	$(556)	$1,519

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 12:-	SUBSEQUENT EVENTS

a.	In January 2016, 177,216 Compensation Shares of Common Stock were issued to certain members of the Board of Directors and Officers of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary is based upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

b.	In January 2016, the Company issued 100,000 restricted shares of Common Stock under the terms of the Service Provider Agreement (See Note 9d).

c.	In January and February 2016 the Company issued 814,377 shares of Common Stock in connection with the exercise of 1,249,001 warrants, 765,861 of which were exercised on a cashless basis, that were issued as part of the warrants exercise and replacement agreement discussed in Note 9e for $116. Out of the above issuance, 287,500 shares of Common Stock were issued to the Chief Financial Officer of the Company for gross proceeds of $69.

- - - - - - - - - - - - - - -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2016	LABSTYLE INNOVATIONS CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	President and Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	President, Chief Executive Officer and	February 8, 2016
Erez Raphael	Chairman of the Board (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	February 8, 2016
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Richard B. Stone	Director	February 8, 2016
Richard B. Stone

/s/ Malcolm Hoenlein	Director	February 8, 2016
Malcolm Hoenlein

/s/ Rami Yehudiha	Director	February 8, 2016
Rami Yehudiha

/s/ Dennis M. McGrath	Director	February 8, 2016
Dennis M. McGrath

/s/ Hila Karah	Director	February 8, 2016
Hila Karah

76