Form 10-Q
period 2016-03-31
LabStyle Innovations Corp.
filed 2016-05-11
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

+972-4-770-4055
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

As of May 9, 2016, the registrant had 5,581,216 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2015 (filed on February 8, 2016) entitled “Risk Factors” as well as in our other public filings.

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

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

UNAUDITED

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2016	2015
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,267	$2,671
Short-term bank deposits	82	80
Inventories	1,005	601
Other accounts receivable and prepaid expenses	894	935

Total current assets	10,248	4,287

LEASE DEPOSITS	33	41

PROPERTY AND EQUIPMENT, NET	682	749

Total assets	$10,963	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2016	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$556	$978
Deferred revenues	8	31
Other accounts payable and accrued expenses	925	681

Total current liabilities	1,489	1,690

LIABILITY RELATED TO WARRANTS	1,863	2,610

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at March 31, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: None and 1,984 shares at March 31, 2016 (unaudited) and December 31, 2015, respectively; Aggregate liquidation preference of none and $3,560 at March 31, 2016 (unaudited) and December 31, 2015, respectively	-	2,357

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at March 31, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: 5,575,633 and 2,911,788 shares at March 31, 2016 (unaudited) and December 31, 2015, respectively	6	5
Preferred Stock of $0.0001 par value - Authorized: 4,940,000 shares at March 31, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: None at March 31, 2016 (unaudited) and December 31, 2015	-	-
Additional paid-in capital	52,603	41,769
Accumulated deficit	(44,998)	(43,354)

Total stockholders' equity (deficiency)	7,611	(1,580)

Total liabilities and stockholders' equity (deficiency)	$10,963	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31
	2016	2015
	Unaudited

Revenues	$568	$67
Cost of revenues	670	297

Gross loss	102	230

Operating expenses:
Research and development	$397	$883
Sales and marketing	519	252
General and administrative	905	412

Total operating expenses	1,821	1,547

Operating loss	1,923	1,777

Financial expenses (income), net:
Revaluation of warrants	(747)	(150)
Other financial expense, net	13	11

Total financial expenses (income), net	(734)	(139)

Net loss	$1,189	$1,638

Deemed dividend related to Series A Preferred Stock exchange agreement	$455	$-
Net loss attributable to holders of Common Stock	$1,644	$1,638

Net loss per share

Basic and diluted loss per share	$(0.33)	$(1.39)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	3,652,474	1,175,603

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)

Balance as of December 31, 2014	902,068	$2	$30,761	$(36,058)	$(5,295)
Issuance of Common Stock and warrants in February 2015 at $3.24 per unit, net of issuance cost	627,035	1	1,955	-	1,956
Issuance of Common Stock in July and August 2015 at $5.40 per unit, net of issuance cost	480,368	1	2,324	-	2,325
Issuance of Common stock in November 2015 at $5.40 per unit, net of issuance cost	446,223	1	2,293	-	2,294
Issuance of Common stock in December 2015 at $6.16 per unit, net of issuance cost	81,222	*)-	500	-	500
Issuance of Common Stock in April, August and December 2015 to service provider	16,668	*)-	118	-	118
Issuance of Common Stock in September 2015 to employees as compensation	97,121	*)-	591	-	591
Issuance of Common Stock in September 2015 to service provider	2,778	*)-	16	-	16
Payment for executives and directors under Salary Program	55,474	*)-	304	-	304
Exercise of warrants into Common Stock in May 2015, net of issuance cost	106,881	*)-	453	-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-	-	154	(154)	-
Issuance of warrants related to warrant replacement agreement in November and December 2015	-	-	822	-	822
Receipts on account of shares	-	-	20	-	20
Conversion of Series A Preferred Stock into Common Stock	84,812	*)-	400	-	400
Exercise of warrants	10,804	*)-	60	-	60
Exercise of options	334	*)-	*)-	-	*)-
Stock-based compensation	-	-	998	-	998
Net loss	-	-	-	(7,142)	(7,142)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	5,037	-	5,038
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*)-	2,500	-	2,500
Issuance of Common Stock in January 2016 to service provider	5,556	*)-	37	-	37
Payment for executives and directors under Salary Program	9,849	*)-	75	-	75
Issuance of Common Stock in March 2016 to officer	20,000	*)-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	71,436	*)-	190	-	190
Deemed dividend related to change in the conversion terms of Series A Preferred Stock into Common Stock in March 2016	124,737	-	455	(455)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*)-	2,277	-	2,277
Stock-based compensation	-	-	177	-	177
Net loss	-	-	-	(1,189)	(1,189)

Balance as of March 31, 2016 (unaudited)	5,575,633	$6	$52,603	$(44,998)	$7,611

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
	Unaudited

Cash flows from operating activities:
Net loss	$(1,189)	$(1,638)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	324	125
Depreciation	102	79
Increase is trade receivables	-	(22)
Decrease in accounts receivables and prepaid expenses	10	22
Increase in inventories	(404)	-
Increase (decrease) in trade payables	(422)	145
Increase (decrease) in deferred revenues	(23)	32
Increase (decrease) in other accounts payable and accrued expenses	244	(118)
Decrease in fair value of warrants	(747)	(150)

Net cash used in operating activities	$(2,105)	$(1,525)

Cash flows from investing activities:
Proceeds of maturities of short-term bank deposit	-	(13)
Investment in restricted cash	-	13
Maturity of (investment in) lease deposits	8	7
Purchase of property and equipment	(35)	(36)

Net cash used in investing activities	(27)	(29)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	7,538	1,956
Proceeds from exercise of options and warrants	190	*)-

Net cash provided by financing activities	7,728	1,956

Increase in cash and cash equivalents	5,596	402
Cash and cash equivalents at the beginning of the period	2,671	1,453

Cash and cash equivalents at the end of the period	$8,267	$1,855

Non-cash investing and financing activities:

Purchase of property and equipment	$-	$29

Conversion of Series A Preferred Stock into Common Stock	$2,277	$102

Payment for directors under Salary Program	$51	$-

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	LabStyle Innovations Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date.

c.	During the three months ended March 31, 2016, the Company incurred operating losses and negative cash flows from operating activities amounting to $1,923 and $2,105, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into July 2017.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

d.	On June 15, 2015, the Company held its 2015 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the Company’s certificate of incorporation with respect to a reverse split of the Company’s issued and outstanding Common Stock in a ratio to be determined by the Company’s Board of Directors.

On February 17, 2016, the Company’s Board of Directors approved a reverse split in a ratio of one-to-eighteen. The 2016 reverse split was implemented on February 26, 2016 (the "2016 Reverse Split"). The amount of authorized Common Stock as well as the par value for the Common Stock were not affected. Any fractional shares resulting from the 2016 Reverse Split were rounded up to the nearest whole share.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the 2016 Reverse Split for all periods presented.

e.	In December 2015, the United States Food and Drug Administration (“FDA”) granted the Subsidiary 510(k) clearance for the DarioTM Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, DarioTM Blood Glucose Test Strips, DarioTM Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

f.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on NASDAQ Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 are applied consistently in these unaudited interim consolidated financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2016, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2016, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three months ended March 31, 2016. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 4:-	INVENTORIES

	March 31,	December 31,
	2016	2015
	Unaudited

Raw materials	$508	$469
Finished products	497	132

	$1,005	$601

During the three months period ended March 31, 2016 and the year ended December 31, 2015, total inventory write-off expenses amounted to $94 and $193, respectively.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES

a.	Series A Preferred Stock:

On February 18, 2016, the Company entered into a Preferred Stock Conversion Agreement (the "Preferred Stock Conversion Agreement") with the holders of the Series A Preferred Stock according to which the then currently outstanding 1,984 shares of the Series A Preferred Stock would be converted into 623,672 shares of our Common Stock, reflecting an increase of 25% in the original number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock. Accordingly, in March 2016 the Company issued to the remaining Purchasers 623,672 shares of Common Stock and recorded an increase of $2,277 to additional paid in capital, net of issuance costs. The increase of 25% in the original number of shares of Common Stock issued to holders of the Series A Preferred Stock was accounted for as change in the conversion terms in the Company's financial statements and a deemed dividend in the amount of $455 was recorded to the Statement of Changes in Equity (Deficiency).

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES (Cont.)

b.	On April 3, 2015, the Company's Board of Directors approved the following:

1.	To reserve 22,224 shares of Common Stock under the terms of an engagement agreement with a service provider (‘‘Service Provider Agreement’’) dated March 15, 2015 (the ‘‘Effective Date’’) offering investor relations services (‘‘Services’’) to the Company. The Service Provider Agreement was for a period of one year beginning with the Effective Date (the ‘‘Term’’), pursuant to which in addition to monthly retainer Company issued 5,556 shares of Common Stock on a quarterly basis over the Term in consideration for the Services. The Company recorded General and Administrative expenses amounting to $37 in connection with 5,556 shares of Common Stock that have been issued during the three month period ended March 31, 2016.

2.	Issuance of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals.

During the three month period ended March 31, 2016, the Company issued 9,849 Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $75.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES (Cont.)

c.	On March 8, 2016, the Company closed a public offering (the “Public Offering”) of 1,333,333 shares of the Common Stock, at a purchase price of $4.50 per share, and 1,333,333 immediately exercisable five-year warrants (the “March 2016 Warrants”) each to purchase one share of Common Stock with an exercise price of $4.50 per share, at a purchase price of $0.01 per Warrant for a consideration of $5,038, net of issuance costs. Out of the above issuance, 111,112 shares of Common Stock were issued to the Chief Financial Officer of the Company for gross proceeds of $500.

The March 2016 Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Warrants is available.

In addition, the Company granted to the underwriters in the offering a 45-day option period to purchase up to 200,000 additional shares of Common Stock and/or 200,000 warrants (the “Option Warrants”) each to purchase one share of Common Stock at the public offering price less underwriting discounts and commissions to cover over-allotments. The underwriters agreed to purchase the shares and March 2016 Warrants from the Company, with the option to purchase the option securities, pursuant to the Underwriting Agreement, at a purchase price of $4.185 per Share and $0.0093 per Warrant. On March 4, 2016, the Underwriters exercised the Option with respect to the Option Warrants. The shares, March 2016 Warrants and Option Warrants were offered, issued and sold under a prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to an effective registration statement filed with the SEC. In connection with the Public Offering, the Company agreed to issue to the representatives of the underwriters five-year warrants (the “Representatives’ Warrants”) to purchase up to 153,333 shares of Common Stock. In connection with the Public Offering, the Representatives’ Warrants are exercisable at a per share exercise price equal to $5.625 per share of Common Stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Representatives’ Warrants is available.

On March 3, 2016, concurrent with the Public Offering, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain existing shareholders (the “Investors”) with respect to the sale in a private placement (the “Private Offering”) of 555,555 of the Company’s units (the “Units”). The purchase price per Unit was $4.50 and the total consideration amounted to $2,500, net of issuance costs. Each Unit sold in the Private Offering is comprised of (i) one share of Common Stock, and (ii) one warrant to purchase 1.2 shares of Common Stock (the “2016 Series A Warrant”) which is immediately exercisable at an exercise price of $4.50 per share of Common Stock and expires 5 years from the date of issuance. In total, in the Private Offering, the Company issued 555,555 shares of Common Stock and 2016 Series A Warrants exercisable for an aggregate of 666,666 shares of Common Stock. The 2016 Series A Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the 2016 Series A Warrants is available.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

In connection with the Private Offering, the Company agreed to issue to two non-U.S. finders an aggregate of 44,444 restricted shares of Common Stock, 73,333 warrants to purchase Common Stock at an exercise price of $4.50 per share which expire 5 years from the date of issuance, and 38,889 non-plan stock options which have an exercise price of $0.0001 per share and are fully vested and exercisable after the lapse of four months from the grant date.

The Public Offering and Private Offering triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement (as hereinafter defined) by adjusting the current exercise price of the warrants for the investors and placement agent to $3.59 per share and an additional 415,316 and 78,662 shares became subject to such warrants, respectively. In addition, the exercise price of the placement agent's warrants in the 2011-2012 Private Placement, was adjusted to $3.33 per share and an additional 48,054 warrants were issued.

d.	In March 2016, the Company issued 20,000 shares of Common Stock under the 2012 Equity Incentive Plan to an Officer according to the Israeli sub-plan. Consequently, the Company recorded General and Administrative expenses amounting to $86.

e.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three month period ended March 31, 2016 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	587,678	16.87	5.80	1.26
Options granted	-	-
Options exercised	-	-
Options expired	(153)	35.89
Options forfeited	(8,385)	6.90

Options outstanding at period end (unaudited)	579,140	16.86	99.31	9.33

Options vested and expected to vest at period end (unaudited)	539,074	17.49	5.54	9.33

Exercisable at period end (unaudited)	253,729	30.25	5.53	9.42

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' DEFICIENCY AND CONVERTIBLE PREFERRED SHARES (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount is impacted by the changes in the fair market value of the Common Stock.

As of March 31, 2016, the total amount of unrecognized stock-based compensation expense was approximately $965 thousand which will be recognized over a weighted average period of 1.02 years.

The total compensation cost related to all of the Company's equity-based awards recognized during the three month period ended March 31, 2016 and 2015 was comprised as follows:

	Three months ended March 31,
	2016	2015
	Unaudited

Cost of revenues	$9	$41
Research and development	26	139
Sales and marketing	31	69
General and administrative	111	519

Total stock-based compensation expenses	$177	$768

NOTE 7:-	FAIR VALUE MEASURMENTS

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

a.	On March 30, 2012, the Company consummated the final closing of the 2011 − 2012 Private Placement pursuant to which certain accredited investors purchased an aggregate of 27,345 shares of Common Stock and warrants to purchase 27,345 shares of Common Stock at an exercise price of $135.00 per share for total consideration of $2,461 (the “2011-2012 Private Placement”).

The placement agent for the 2011 − 2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 5,358 shares of Common Stock at the exercise price of $90.00 per share and (ii) 5,358 shares of Common Stock at the exercise price of $135.00 per share. Subsequent to the issuance of the 2011 − 2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $135.00 per share to $3.59 per share and additional 950,152 and 180,557 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011 − 2012 Private Placement, with an original exercise price of $90.00 per share was adjusted to $3.33 per share and an additional 119,705 warrants were issued.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement.

The warrants of the 2011-2012 Private Placement contain non-standard anti-dilution protection provisions and the warrants of the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

Investors' warrants in 2011-2012 Private Placement:

March 31, 2016

Risk-free interest rate (1)	0.42%
Expected volatility (2)	95.76%
Expected life (in years) (3)	0.57
Expected dividend yield (4)	0%

Fair value per warrant	$1.52

Placement agent's warrants 2011-2012 Private Placement:

March 31, 2016

Risk-free interest rate (1)	0.05%
Expected volatility (2)	140.82%
Expected life (in years) (3)	0.02
Expected dividend yield (4)	0%

Fair value per warrant	$0.82-1.03

Investors' warrants in September 2014 Private Placement:

March 31, 2016

Risk-free interest rate (1)	0.80%
Expected volatility (2)	99.65%
Expected life (in years) (3)	2.48
Expected dividend yield (4)	0%

Fair value per warrant	$1.80

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

LABSTYLE INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASURMENTS (Cont.)

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2016:

Fair value of liability related to warrants

Balance at December 31, 2015	$2,610
Change in fair value of warrants during the period	(747)

Balance at March 31, 2016 (unaudited)	$1,863

As of March 31, 2016, there were outstanding warrants to purchase 1,340,368 shares of Common Stock from the above issuances which were recorded as a liability.

NOTE 8:-	FINANCIAL EXPENSES (INCOME), NET

	Three months ended March 31,
	2016	2015
	Unaudited

Bank charges	$4	$4
Foreign currency translation adjustments	9	7
Change in fair value of warrants	(747)	(150)

Total financial expenses (income), net	$(734)	$(139)

NOTE 9:-	SUBSEQUENT EVENTS

In May 2016 the Company issued 583 shares of Common Stock in connection with the exercise of 5,227 warrants on a cashless basis, that were issued as part of the 2011-2012 Private Placement discussed in Note 7a and 5,000 shares of Common Stock in connection with the exercise of 5,000 warrants that were issued as part of the Public Offering discussed in Note 6c.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following financial data in this narrative are expressed in thousands, except for stock and stock data.

On February 26, 2016, we affected a 1-for-18 reverse stock split of our outstanding common stock, which we refer to herein as the “reverse split”. Our authorized common stock and the par value of our common stock were not impacted by the reverse split. References in this Quarterly Report to our capitalization and other matters pertaining to our common stock relate to our capitalization and common stock after giving effect to the reverse split.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation. Our flagship product, DarioTM, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

We commenced a commercial launch of the free DarioTM application in the United Kingdom in late 2013 and commenced an initial soft launch of the full DarioTM solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, in 2015 in Australia, Israel and Canada and in 2016 in the United States, with additional launch and market penetration plans for Italy, India, Panama and Costa Rica, all of which are planned for 2016. We are consistently adding additional features and functionality in making DarioTM Smart Diabetes Management Solution the new standard of care in diabetes data management.

In the United States we commenced commercialization in March 2016 and intend to generate demand through a digital direct to consumer marketing campaign. Customers are currently able to purchase the product directly through our e-store. Third party distribution channels are expected to go live through the second and third quarters of 2016. We plan to facilitate a subscription-based service via our proprietary store. We also intend to continue to broaden our reach via distribution agreements with national and regional durable medical equipment and pharmacy chains.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015 and 2016, we successfully launched the DarioTM Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing, distribution and sales efforts related to the DarioTM application, Smart Meters and test strips;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the DarioTM solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

According to our management’s estimates, based on our budget and the launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into July 2017. This includes anticipated inflows from sales of DarioTM through distribution partners and our sales in the United States. If we are unable to scale up our commercial launch of DarioTM or meet our commercial sales targets (or if we are unable to increase our revenues), and if we are unable to obtain additional capital resources, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2015 (filed on February 8, 2016) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015 (in thousands except for stock and stock data)

Revenues

Revenues for the three months ended March 31, 2016 amounted to $568, compared to $67 of revenues during the three months ended March 31, 2015. The increase in revenues in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is mainly a result of revenues derived from the sales of Dario™’s Smart Meter and related disposables, through distributors and end users in Australia, the United Kingdom and Canada.

Revenues are derived from the successful launch of the Dario™’s Smart Meter and related disposables in the United Kingdom, the Netherlands, New Zealand, Australia, Israel, Canada and the United States as well as services rendered to Maccabi Healthcare. We recognize revenues on a cash basis, when all revenue recognition criteria are met, until we are able to determine the ability of the distributor to honor its commitment to complete payment.

Cost of Revenues

During the three months ended March 31, 2016 we recorded costs related to revenues in the amount of $670, out of which $32 was recorded to write off deferred inventory as a result of a legal settlement with a former distributor, $62 was recorded to cover inventory write-downs due to net realized value which was lower than original cost and $14 was recorded in respect of a write off of manufacturing equipment that was disposed during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded costs related to revenues in the amount of $297 out of which $62 was recorded to cover inventory write-downs due to net realized value which was lower than original cost. The increase in cost of revenues during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to the increase in our sales in the first quarter of 2016.

Cost of revenues consists mainly of cost of device and disposables' production, employees’ salaries and related overhead costs, depreciation of production lines and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $486, or 55%, to $397 for the three months ended March 31, 2016 compared to $883 for the three months ended March 31, 2015. This decrease was mainly due to a decrease in costs of clinical trials, regulation, product development, subcontractors and employee payroll that were incurred in 2015 as a result of clinical trials performed in the United States to satisfy the FDA product approval requirements and related regulatory prerequisites that were required from us prior to the commercial launch of the DarioTM in the jurisdictions in which we sell the DarioTM and its related disposables. This decrease was offset by an increase in software development costs.

Research and development expenses consist mainly of payroll expenses to personnel involved in research and development activities and expenses related to our DarioTM software application and related Smart Meter device.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $267, or 106%, to $519 for the three months ended March 31, 2016 compared to $252 for the three months ended March 31, 2015. This increase was mainly due to the commencement of our sales and marketing efforts in the United States, increase in costs of on line marketing campaigns, sales and marketing consultants and subcontractors and employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, on line marketing of the DarioTM, and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $493, or 120%, to $905 for the three months ended March 31, 2016 compared to $412 for the three months ended March 31, 2015. This increase was mainly due to an increase in employee payroll and bonuses, legal expense recorded during the first quarter of 2016 in connection with a legal settlement with a former distributor, investor relations expenses, patent registration expenses and stock based compensation.

Our general and administrative expenses consist mainly of payroll, bonus and stock-based compensation expenses for management and employees, legal and professional expenses, investor relations expenses, patent registration expenses as well as our office rent and related expenses.

Financial Income, net

Our financial income, net for the three months ended March 31, 2016 was $734 compared to financial income of $139 for the three months ended March 31, 2015.

Financial income includes mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss decreased by $449, or 27%, to $1,189 for the three months ended March 31, 2016 compared to $1,638 for the three months ended March 31, 2015. This decrease was mainly due to an increase of $595 in financial income as a result of the revaluation of warrants to certain investors and a placement agent and a decrease of $128 in our gross loss, offset by an increase of $274 in operating expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $8,267 in cash and cash equivalents compared to $1,855 at March 31, 2015.

We have experienced cumulative losses of $44,998 from inception (August 11, 2011) through March 31, 2016, and have a stockholders’ equity of $7,611 at March 31, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurance that we will be able to obtain an adequate level of financing needed for the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $38,780 as of March 31, 2016, approximately $5,038 and $2,500 of which were raised during March 2016 pursuant to a concurrent public offering and private placement, respectively, pursuant to which we issued a total of 1,333,333 and 555,555, respectively, shares of our common stock and 1,533,333 and 666,666, respectively, warrants to purchase an aggregate of 2,199,999 shares of our common stock. In connection with the public offering, we agreed to grant to the placement agent 143,333 warrants at an exercise price of $4.50, and to certain finders that assisted with the private placement 44,444 restricted shares of common stock, 38,889 non-plan stock options to purchase 38,889 shares of our common stock, and 73,333 warrants at an exercise price of $4.50 per share.

The public offering of 1,333,333 shares of common stock was at a purchase price of $4.50 per share, and we issued 1,533,333 immediately exercisable five-year warrants each to purchase one share of common stock with an exercise price of $4.50 per share, at a purchase price of $0.01 per warrant. The concurrent private offering of 555,555 of our units was at a purchase price of $4.50 per unit, each unit comprised of (i) one share of our common stock, and (ii) one warrant to purchase 1.2 shares of our common stock which is immediately exercisable at an exercise price of $4.50 per share and expires 5 years from the date of issuance.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into July 2017 without raising additional capital. This includes an amount of anticipated inflows from sales of DarioTM through distribution partners and to direct customers.

As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of DarioTM or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities absent material alterations in our business plans and our business might fail.

Additionally, our available resources may be consumed more rapidly than we currently anticipate, resulting in the need for additional funding sooner than we expect. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our DarioTM Smart Meter and its related application and data storage components, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch DarioTM, (3) expenses which will be required in order to start and expand production of DarioTM, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially launch DarioTM in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	March 31,
	2016	2015
	$	$
Cash used in operating activities:	(2,105)	(1,525)
Cash used in investing activities:	(27)	(29)
Cash provided by financing activities:	7,728	1,956

	5,596	402

Net cash used in operating activities

Net cash used in operating activities was $2,105 for the three months ended March 31, 2016 compared to $1,525 used in operations for the same period in 2015. Cash used in operations increased due to the increase in the volume of our operations.

Net cash used in investing activities

Net cash used in investing activities was $27 for the three months ended March 31, 2016 compared to $29 for the same period in 2015. Cash used in investing activities slightly decreased mainly due to production line investments that we made in the first quarter of 2015 and continue to improve our production capabilities

Net cash provided by financing activities

Net cash provided by financing activities was $7,728 for the three months ended March 31, 2016 compared to $1,956 for the same period in 2015. During the first quarter of 2016 we raised approximately $7,538 in net proceeds through our March 2016 public offering and private placement transactions. During the first quarter of 2015 we raised net proceeds in an aggregate of $1,956 through our February 2015 private placement transaction with certain institutional and accredited investors.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2016, we issued an aggregate of 29,849 shares of our common stock to certain officers and directors under our 2012 Equity Incentive Plan as equity compensation and we also issued an aggregate of 5,556 shares of our common stock to a service provider in consideration for services provided to us. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)2 and Regulation S under the Securities Act.

In March 2016 we issued to the holders of the then currently outstanding 1,984 shares of our Series A Convertible Preferred Stock, 623,672 shares of our common stock, reflecting an increase of 25% in the original number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock. The increase of 25% in the original number of shares of common stock issued to holders of the Series A Convertible Preferred Stock was a change in the conversion terms. We claimed exemption from registration under the Securities Act for the foregoing issuance in March 2016 under Section 4(a)2 under the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1*	Composite Copy of Certificate of Incorporation, as amended as of February 26, 2016.
3.2*	Composite Copy of Certificate of Incorporation, as amended as of February 26, 2016 (marked copy).
4.1	Warrant Agent Agreement, dated as of March 8, 2016, between LabStyle Innovations Corp. and VStock Transfer, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2016).
4.2	Form of Representatives’ Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2016).
4.3	Form of Series A Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2016).
10.1	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2016).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity (Deficiency), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2016		LabStyle Innovations Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer)