Form 10-Q
period 2016-06-30
DarioHealth Corp.
filed 2016-08-11
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-186054

DarioHealth Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Halamish Street Caesarea Industrial Park, Israel	3088900
(Address of Principal Executive Offices)	(Zip Code)

+972-4-770-4055
(Registrant’s telephone number, including area code)

LabStyle Innovations Corp.
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

As of August 9, 2016, the registrant had 5,713,383 shares of common stock outstanding.

When used in this quarterly report, the terms “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation.

DarioHealth Corp.

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

•            our ability to complete required clinical trials of our product and obtain clearance or approval from the Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

(Formerly: LABSTYLE INNOVATIONS CORP.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

UNAUDITED

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,	December 31,
	2016	2015
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,376	$2,671
Short-term bank deposits	72	80
Inventories	1,011	601
Other accounts receivable and prepaid expenses	601	935

Total current assets	8,060	4,287

LEASE DEPOSITS	37	41

PROPERTY AND EQUIPMENT, NET	1,035	749

Total assets	$9,132	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2016	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,005	$978
Deferred revenues	-	31
Other accounts payable and accrued expenses	969	681

Total current liabilities	1,974	1,690

LIABILITY RELATED TO WARRANTS	1,953	2,610

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:

Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at June 30, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: None and 1,984 shares at June 30, 2016 (unaudited) and December 31, 2015, respectively; Aggregate liquidation preference of none and $3,560 at June 30, 2016 (unaudited) and December 31, 2015, respectively	-	2,357

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at June 30, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: 5,688,358 and 2,911,788 shares at June 30, 2016 (unaudited) and December 31, 2015, respectively	6	5
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: None at June 30, 2016 (unaudited) and December 31, 2015	-	-
Additional paid-in capital	52,916	41,769
Accumulated deficit	(47,717)	(43,354)

Total stockholders' equity (deficiency)	5,205	(1,580)

Total liabilities and stockholders' equity (deficiency)	$9,132	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	Unaudited		Unaudited

Revenues	$669	$175	$1,237	$242
Cost of revenues	826	410	1,496	707

Gross loss	157	235	259	465

Operating expenses:
Research and development	$521	$441	$918	$1,324
Sales and marketing	1,142	262	1,661	514
General and administrative	803	574	1,708	986

Total operating expenses	2,466	1,277	4,287	2,824

Operating loss	2,623	1,512	4,546	3,289

Financial expenses (income), net:
Revaluation of warrants	90	526	(657)	376
Other financial expense (income), net	6	(34)	19	(23)

Total financial expenses (income), net	96	492	(638)	353

Net loss	$2,719	$2,004	$3,908	$3,642

Deemed dividend related to warrants exchange agreement	$-	$154	$-	$154
Deemed dividend related to Series A Preferred Stock exchange agreement	$-	$-	$455	$-
Net loss attributable to holders of Common Stock	$2,719	$2,158	$4,363	$3,796

Net loss per share

Basic and diluted loss per share	$(0.49)	$(1.26)	$(0.84)	$(2.70)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	5,587,800	1,680,169	4,644,495	1,435,873

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)

Balance as of December 31, 2014	902,068	$2	$30,761	$(36,058)	$(5,295)
Issuance of Common Stock and warrants in February 2015 at $3.24 per unit, net of issuance cost	627,035	1	1,955	-	1,956
Issuance of Common Stock in July and August 2015 at $5.40 per unit, net of issuance cost	480,368	1	2,324	-	2,325
Issuance of Common stock in November 2015 at $5.40 per unit, net of issuance cost	446,223	1	2,293	-	2,294
Issuance of Common stock in December 2015 at $6.16 per unit, net of issuance cost	81,222	*)-	500	-	500
Issuance of Common Stock in April, August and December 2015 to service provider	16,668	*)-	118	-	118
Issuance of Common Stock in September 2015 to employees as compensation	97,121	*)-	591	-	591
Issuance of Common Stock in September 2015 to service provider	2,778	*)-	16	-	16
Payment for executives and directors under Salary Program	55,474	*)-	304	-	304
Exercise of warrants into Common Stock in May 2015, net of issuance cost	106,881	*)-	453	-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-	-	154	(154)	-
Issuance of warrants related to warrant replacement agreement in November and December 2015	-	-	822	-	822
Receipts on account of shares	-	-	20	-	20
Conversion of Series A Preferred Stock into Common Stock	84,812	*)-	400	-	400
Exercise of warrants	10,804	*)-	60	-	60
Exercise of options	334	*)-	*)-	-	*)-
Stock-based compensation	-	-	998	-	998
Net loss	-	-	-	(7,142)	(7,142)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	5,037	-	5,038
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*) -	2,500	-	2,500
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	37	-	37
Payment for executives, employee and directors under Salary Program	32,885	*) -	193	-	193
Issuance of Common Stock in March 2016 to officer	20,000	*) -	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	210	-	210
Exercise of options	84,106	*) -	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	2,277	-	2,277
Stock-based compensation	-	-	352	-	352
Net loss	-	-	-	(3,908)	(3,908)

Balance as of June 30, 2016 (unaudited)	5,688,358	$6	$52,916	$(47,717)	$5,205

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
	Unaudited

Cash flows from operating activities:
Net loss	$(3,908)	$(3,642)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	668	242
Depreciation	191	163
Decrease (increase) in accounts receivables and prepaid expenses	84	(44)
Decrease (increase) in inventories	(410)	27
Increase in trade payables	27	163
Increase (decrease) in deferred revenues	(31)	54
Increase (decrease) in other accounts payable and accrued expenses	238	(163)
Increase (decrease) in fair value of warrants	(657)	376
Capital loss from disposal of fixed assets	-	(8)

Net cash used in operating activities	$(3,798)	$(2,832)

Cash flows from investing activities:
Investment in short-term bank deposit	-	(10)
Maturity of lease deposits	1	7
Purchase of property and equipment	(246)	(46)

Net cash used in investing activities	(245)	(49)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	7,538	1,956
Proceeds from conversion of warrants, net of issuance cost	-	453
Proceeds from exercise of options and warrants	210	*)-

Net cash provided by financing activities	7,748	2,409

Increase (decrease) in cash and cash equivalents	3,705	(472)
Cash and cash equivalents at the beginning of the period	2,671	1,453

Cash and cash equivalents at the end of the period	$6,376	$981

Non-cash investing and financing activities:
Purchase of property and equipment	$-	$24

Conversion of Series A Preferred Stock into Common Stock	$2,277	$401

Payment for directors under Salary Program	$102	$110

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.

DarioHealth Corp. (formerly: LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware as LabStyle Innovations Corp. and commenced operations on August 11, 2011. In July 2016 the Company's Board of Directors approved the change of the name of the Company to DarioHealth Corp., which became effective on July 28, 2016. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.

The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014; however, it has not started its operations to date.

c.

During the six months period ended June 30, 2016, the Company incurred operating losses and negative cash flows from operating activities amounting to $4,546 and $3,798, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into June 2017.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

e.	In December 2015, the United States Food and Drug Administration (“FDA”) granted the Subsidiary 510(k) clearance for the DarioTM Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, DarioTM Blood Glucose Test Strips, DarioTM Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

f.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on the NASDAQ Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 are applied consistently in these unaudited interim consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2016, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2016, and the Company's consolidated results of operations and the Company's consolidated cash flows for the six months ended June 30, 2016. Results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 4:-	INVENTORIES

	June 30,	December 31,
	2016	2015
	Unaudited

Raw materials	$501	$469
Finished products	510	132

	$1,011	$601

During the six month period ended June 30, 2016, and the year ended December 31, 2015, total inventory write-off expenses amounted to $195 and $193, respectively.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES

a.

On February 18, 2016, the Company entered into a Preferred Stock Conversion Agreement with the holders of the Series A Preferred Stock (the "Purchasers") according to which the then currently outstanding 1,984 shares of the Series A Preferred Stock would be converted into 623,672 shares of our Common Stock, reflecting an increase of 25% in the original number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock. Accordingly, in March 2016 the Company issued to the remaining Purchasers 623,672 shares of Common Stock and recorded an increase of $2,277 to additional paid in capital, net of issuance costs. The increase of 25% in the original number of shares of Common Stock issued to the Purchasers was accounted for as change in the conversion terms in the Company's financial statements and a deemed dividend in the amount of $455 was recorded to the Statement of Changes in Equity (Deficiency).

b.

On April 3, 2015, the Company's Board of Directors approved the issuance of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. During the six month period ended June 30, 2016, the Company issued 32,885 Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $193.

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

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

On March 3, 2016, concurrent with the Public Offering, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain existing stockholders (the “Investors”) with respect to the sale in a private placement (the “Private Offering”) of 555,555 of the Company’s units (the “Units”). The purchase price per Unit was $4.50 and the total consideration amounted to $2,500, net of issuance costs. Each Unit sold in the Private Offering is comprised of (i) one share of Common Stock, and (ii) one warrant to purchase 1.2 shares of Common Stock (the “2016 Series A Warrant”) which is immediately exercisable at an exercise price of $4.50 per share of Common Stock and expires 5 years from the date of issuance. In total, in the Private Offering, the Company issued 555,555 shares of Common Stock and 2016 Series A Warrants exercisable for an aggregate of 666,666 shares of Common Stock. The 2016 Series A Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the 2016 Series A Warrants is available.

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

e.	As of June 30, 2016, warrants to purchase an aggregate of 4,897,994 shares of Common Stock were outstanding with expiration dates between October 16, 2016 and March 8, 2021 at exercise prices ranging from $3.24 to $135 per share.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES (Cont.)

f.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the six month period ended June 30, 2016 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	587,678	16.87	5.80	1.26
Options granted	67,667	4.80
Options exercised	84,106	*)-
Options expired	6,835	8.81
Options forfeited	10,056	6.71

Options outstanding at period end (unaudited)	554,348	18.04	5.40	34.86

Options vested and expected to vest at period end (unaudited)	591,044	16.31	4.73	32.50

Exercisable at period end (unaudited)	283,161	28.01	5.29	11.29

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2016, the total amount of unrecognized stock-based compensation expense was approximately $972 which will be recognized over a weighted average period of 1.02 years.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the six month periods ended June 30, 2016 and 2015 was comprised as follows:
	Six months ended June 30,
	2016	2015
	Unaudited

Cost of revenues	$19	$6
Research and development	53	64
Sales and marketing	62	22
General and administrative	218	120

Total stock-based compensation expenses	$352	$212

NOTE 7:-	FAIR VALUE MEASUREMENTS

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASUREMENTS (Cont.)

a.

On March 30, 2012, the Company consummated the final closing of a 2011 − 2012 private placement pursuant to which certain accredited investors purchased an aggregate of 27,345 shares of Common Stock and warrants to purchase 27,345 shares of Common Stock at an exercise price of $135.00 per share for total consideration of $2,461 (the “2011-2012 Private Placement”).

The placement agent for the 2011 − 2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 5,358 shares of Common Stock at the exercise price of $90.00 per share and (ii) 5,358 shares of Common Stock at the exercise price of $135.00 per share. Subsequent to the issuance of the 2011 − 2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $135.00 per share to $3.59 per share and additional 950,152 and 180,557 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011 − 2012 Private Placement, with an original exercise price of $90.00 per share was adjusted to $3.33 per share and an additional 119,705 warrants were issued. The majority of the warrants granted to the placement agents to purchase shares of Common Stock expired unexercised during the second quarter of 2016.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement.

The warrants of the 2011-2012 Private Placement contain non-standard anti-dilution protection provisions and the warrants of a private placement that occurred in September 2014 (the “2014 Private Placement”) contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

June 30, 2016

Risk-free interest rate (1)	0.26%
Expected volatility (2)	90.24%
Expected life (in years) (3)	0.33
Expected dividend yield (4)	0%

Fair value per warrant	$1.87

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASUREMENTS (Cont.)

Investors' warrants in September 2014 Private Placement:

June 30, 2016

Risk-free interest rate (1)	0.61%
Expected volatility (2)	103.96%
Expected life (in years) (3)	2.23
Expected dividend yield (4)	0%

Fair value per warrant	$2.33

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

(5)	The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2016:

Fair value of liability related to warrants

Balance at December 31, 2015	$2,610
Change in fair value of warrants during the period	(657)

Balance at June 30, 2016 (unaudited)	$1,953

As of June 30, 2016, there were outstanding warrants to purchase 1,030,469 shares of Common Stock from the above issuances which were recorded as a liability.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	FINANCIAL EXPENSES (INCOME), NET

	Six months ended June 30,
	2016	2015
	Unaudited

Bank charges	$12	$4
Foreign currency translation adjustments	7	(27)
Change in fair value of warrants	(657)	376

Total financial expenses (income), net	$(638)	$353

NOTE 9:-	SUBSEQUENT EVENTS

a.	In July 2016, 25,025 Compensation Shares of Common Stock were issued to certain members of the Board of Directors and Officers of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals.

b.	On July 23, 2015 and August 28, 2015, the Company completed two closings of a private placement (the “July 2015 Private Placement”). The Company issued in the July 2015 Private Placement series A warrants to purchase 261,677 shares of Common Stock (the “2015 Series A Warrants”). The 2015 Series A Warrants were immediately exercisable at an exercise price of $6.30 per share and expire 12 months from the closing date.

In July 2016, following the request of substantially all of the buyers to amend the term of the existing warrants, the Company's Board of Directors approved a Warrant Amendment Agreement, according to which the term of the 2015 Series A Warrants shall be extended by one year and the exercise price shall be amended to $6.66 per share. This modification is considered a modification of the original terms of the 2015 Series A Warrants and therefore the Company will record a deemed dividend in the amount of approximately $265 during the third quarter of 2016.

c.

On August 10, 2016, the Company entered into an agreement (the “Agreement”) with Dicilyon Consulting and Investment Ltd., an existing stockholder (the “Stockholder”), and David Edery, who previously purchased certain securities from the Company, which were granted certain registration rights which required, among other things, the continued effectiveness of certain registration statements. In consideration of the Stockholder waiving its registration rights with respect to certain previously purchased securities, the Company agreed to issue to the Stockholder a warrant, or the Warrant, to purchase 300,000 shares of our Common Stock at an exercise price of $4.50 per share exercisable for a period of 4.5 years from the date of the Agreement. In addition, the Company has also agreed to register the shares of Common Stock underlying the Warrant. The Warrant is exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable.

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

Overview

We are a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation. Effective as of July 28, 2016, we changed our name from LabStyle Innovations Corp. to DarioHealth Corp. Our flagship product, DarioTM, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

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

In the United States we commenced commercialization in March 2016 and intend to continue to generate demand through a digital direct to consumer marketing campaign. Customers are currently able to purchase the product directly through our proprietary e-store where they can also subscribe to a subscription-based service. In July 2016, we signed an agreement with GEMCO Medical, an established healthcare distributor and a pioneer in the diabetes supply industry, to become the first authorized United States distributor of DarioTM and to complement the Company's direct-to-consumer model to further expand and strengthen its presence in the United States. Additional third party distribution channels are expected to be established through the second half of 2016, although there is no guarantee we will be successful. We also intend to continue to broaden our reach via distribution agreements with national and regional durable medical equipment and pharmacy chains.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. Through June 2016, we successfully launched the DarioTM Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing, distribution and sales efforts related to the DarioTM application, Smart Meters and test strips;

•	investing in our digital marketing efforts in the United States and expand them to other markets like Australia and Canada;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the DarioTM solution);

•	continued work on registration of our patents worldwide;

•	regulatory matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

According to our management’s estimates, based on our budget and the launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into June 2017. This includes anticipated inflows from sales of DarioTM through distribution partners and our sales in the United States. If we are unable to scale up our commercial launch of DarioTM or meet our commercial sales targets (or if we are unable to increase our revenues), and if we are unable to obtain additional capital resources, we may be unable to continue activities, absent a material alterations in our business plans and our business might fail as a result.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2015 (filed on February 8, 2016) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of three and six months ended June 30, 2016 and 2015 (in thousands except for stock and stock data)

Revenues

Revenues for the three and six months ended June 30, 2016 amounted to $669 and $1,237, respectively, compared to $175 and $242 of revenues during the three and six months ended June 30, 2015. The increases in revenues in the three and six months ended June 30, 2016 compared to the six months ended June 30, 2015 are mainly as a result of revenues derived from the sales of Dario™’s Smart Meter and related disposables, through distributors to end users in Australia, the United Kingdom and Canada and through sales derived from our proprietary e-store directly to end users in the United States.

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

Cost of Revenues

During the three and six months ended June 30, 2016 we recorded costs related to revenues in the amount of $826 and $1,496, respectively. The increases in costs related to revenues in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 are mainly as a result of costs related to the sales of Dario™ Smart Meter and related disposables as well as a number of nonstandard items that resulted from a write off of a deferred inventory balance of $32 that was recorded as a result of a legal settlement with a former distributor and write off of an inventory balance of $48 and of machinery equipment of $14 that was recorded as a result of a change in manufacturer that allowed us to increase our manufacturing capacity. In addition, our cost of revenues for the six month period ended June 30, 2016 also includes $118 that was recorded to cover inventory write-downs due to net realized value which was lower than original cost.

Cost of revenues consists mainly of cost of device and disposables' production, employees’ salaries and related overhead costs, depreciation of production lines and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $80, or 18%, to $521 for the three months ended June 30, 2016 compared to $441 for the three months ended June 30, 2015, and decreased by $406, or 31%, to $918 for the six months ended June 30, 2016 compared to $1,324 for the six months ended June 30, 2015. The increase in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was mainly due to employee payroll, software development and consultants' costs, offset by decreases in travel and overhead costs. The decrease in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was mainly due to clinical trial expenses incurred in 2015 due to a clinical trial performed in the United States in response to FDA comments, product development, consultants and overhead costs.

Research and development expenses consist mainly of payroll expenses to personnel involved in research and development activities and expenses related to our DarioTM software application and related Smart Meter device.

Sales and Marketing Expenses

Our sales, marketing and pre-production expenses increased by $880, or 336%, to $1,142 for the three months ended June 30, 2016 compared to $262 for the three months ended June 30, 2015, and increased by $1,147, or 223%, to $1,661 for the six months ended June 30, 2016 compared to $514 for the six months ended June 30, 2015. These increases were mainly due to the commencement of our sales and marketing efforts in the United States, increase in costs of on line marketing campaigns, sales and marketing consultants and subcontractors and employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, on line marketing of the DarioTM, and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $229, or 40%, to $803 for the three months ended June 30, 2016 compared to $574 for the three months ended June 30, 2015, and increased by $722, or 73%, to $1,708 for the six months ended June 30, 2016 compared to $986 for the six months ended June 30, 2015. These increases were mainly due to increases in employee payroll and bonuses, legal expense recorded during the first quarter of 2016 in connection with a legal settlement with a former distributor, patent registration expenses and stock based compensation.

Our general and administrative expenses consist mainly of payroll, bonus and stock-based compensation expenses for management and employees, legal and professional expenses, patent registration expenses as well as our office rent and related expenses.

Financial Expense (income), net

Our finance expense (income) for the three and six months ended June 30, 2016 were $96 and $(638), respectively, compared to finance expense of $492 and $353 for the three and six months ended June 30, 2015, respectively. Financial expense (income) includes mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss increased by $715, or 36%, to $2,719 for the three months ended June 30, 2016 compared to $2,004 for the three months ended June 30, 2015 and increased by $266, or 7%, to $3,908 for the six months ended June 30, 2016 compared to $3,642 for the six months ended June 30, 2015. The increase in net loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was mainly due to an increase of $1,189 in operating expenses, offset by a decrease of $396 in financial expense as a result of the revaluation of warrants to certain investors and a placement agent and a decrease of $78 in our gross loss. The increase in net loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was mainly due to an increase of $1,463 in operating expenses, offset by financial income of $638 recorded in the six months ended June 30, 2016 compared to financial expense of $353 recorded in the six months ended June 30, 2015 and a decrease of $206 in our gross loss.

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $6,376 in cash and cash equivalents compared to $981 at June 30, 2015.

We have experienced cumulative losses of $47,717 from inception (August 11, 2011) through June 30, 2016, and have a stockholders’ equity of $5,205 at June 30, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurance that we will be able to obtain an adequate level of financing needed for the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $38,780 as of June 30, 2016, approximately $5,038 and $2,500 of which were raised during March 2016 pursuant to a concurrent public offering and private placement, respectively, pursuant to which we issued a total of 1,333,333 and 555,555, respectively, shares of our common stock and 1,533,333 and 666,666, respectively, warrants to purchase an aggregate of 2,199,999 shares of our common stock. In connection with the public offering, we agreed to grant to the placement agent up to 153,333 warrants at an exercise price of $4.50 per share, and to certain finders that assisted with the private placement 44,444 restricted shares of common stock, 38,889 non-plan stock options to purchase 38,889 shares of our common stock, and 73,333 warrants at an exercise price of $4.50 per share. In addition, we have an effective Registration Statement on Form S-3, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $40 million.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into June 2017 without raising additional capital. This includes an amount of anticipated inflows from sales of DarioTM through distribution partners and to direct customers.

As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of DarioTM or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities absent material alterations in our business plans and our business might fail as a result.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	June 30,
	2016	2015
	$	$
Cash used in operating activities:	(3,798)	(2,832)
Cash used in investing activities:	(245)	(49)
Cash provided by financing activities:	7,748	2,409

	3,705	(472)

Net cash used in operating activities

Net cash used in operating activities was $3,798 for the six months ended June 30, 2016 compared to $2,832 used in operations for the same period in 2015. Cash used in operations increased due to the increase in the volume of our operations.

Net cash used in investing activities

Net cash used in investing activities was $245 for the six months ended June 30, 2016 compared to $49 for the same period in 2016. Cash used in investing activities increased mainly due to production line investments that we made in the first and second quarters of 2016 with the aim of improving the capabilities and efficiency of our production lines.

Net cash provided by financing activities

Net cash provided by financing activities was $7,748 for the six months ended June 30, 2016 compared to $2,409 for the same period in 2015. During the six months ended June 30, 2016 we raised net proceeds of approximately $7,538 through our March 2016 public offering and private placement transactions and $210 was raised through proceeds from exercise of warrants. During the six months ended June 30, 2015 we raised net proceeds in an amount of $2,409, of which $1,956 was raised through our February 2015 private placement and $453 was raised in May 2015 through our Warrant Exercise and Replacement Agreements with certain of the investors and placement agent from our February 2015 private placement.

Off-Balance Sheet Arrangements

As of June 30, 2016 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 5 below regarding our issuance of certain warrants.

Item 5. Other Items.

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.0.1 “Entry into Material Definitive Agreement” and Item 3.02 “Unregistered Sales of Equity Securities” of Form 8-K in lieu of filing a Form 8-K.

On August 10, 2016, we entered into an agreement, or the Agreement, with Dicilyon Consulting and Investment Ltd., an existing stockholder, or the Stockholder, and David Edery, who previously purchased certain securities from the Company, which were granted certain registration rights which required, among other things, the continued effectiveness of certain registration statements. In consideration of the Stockholder waiving its registration rights with respect to certain previously purchased securities, the Company agreed to issue to the Stockholder a warrant, or the Warrant, to purchase 300,000 shares of our Common Stock at an exercise price of $4.50 per share exercisable for a period of 4.5 years from the date of the Agreement. In addition, we have also agreed to register the shares of Common Stock underlying the Warrant. The Warrant is exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transaction under Section 4(a)(2) and Regulation S under the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1*	Composite Copy of Certificate of Incorporation, as amended as of July 28, 2016.
3.2*	Composite Copy of Certificate of Incorporation, as amended as of July 28, 2016 (marked copy).
10.1	Form of Warrant Amendment Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 28, 2016).
10.2*	Agreement between the Company, Dicilyon Consulting and Investment Ltd. and David Edery, dated August 10, 2016.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity (Deficiency), (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2016		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer)