Form 10-Q
period 2016-09-30
DarioHealth Corp.
filed 2016-11-10
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37704

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

As of November 10, 2016, the registrant had 5,713,383 shares of common stock outstanding.

When used in this quarterly report, the terms “Dario,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation.

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our launch and market penetration plans;

•	our ability to manufacture, market and generate sales of our Dario™ diabetes management solution;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

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

1

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

(Formerly: LABSTYLE INNOVATIONS CORP.)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

UNAUDITED

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,	December 31,
	2016	2015
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,339	$2,671
Short-term bank deposits	229	80
Trade receivables	259	-
Inventories	1,118	601
Other accounts receivable and prepaid expenses	610	935

Total current assets	5,555	4,287

LEASE DEPOSITS	36	41

PROPERTY AND EQUIPMENT, NET	1,105	749

Total assets	$6,696	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2016	2015
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,027	$978
Deferred revenues	-	31
Other accounts payable and accrued expenses	1,014	681

Total current liabilities	2,041	1,690

LIABILITY RELATED TO WARRANTS	295	2,610

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:

Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at September 30, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: None and 1,984 shares at September 30, 2016 (unaudited) and December 31, 2015, respectively; Aggregate liquidation preference of none and $3,560 at September 30, 2016 (unaudited) and December 31, 2015, respectively	-	2,357

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at September 30, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: 5,713,383 and 2,911,788 shares at September 30, 2016 (unaudited) and December 31, 2015, respectively	6	5
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2016 (unaudited) and December 31, 2015; Issued and Outstanding: None at September 30, 2016 (unaudited) and December 31, 2015	-	-
Additional paid-in capital	54,077	41,769
Accumulated deficit	(49,723)	(43,354)

Total stockholders' equity (deficiency)	4,360	(1,580)

Total liabilities and stockholders' equity (deficiency)	$6,696	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	Unaudited		Unaudited

Revenues	$728	$273	$1,965	$515
Cost of revenues	652	404	2,148	1,111

Gross (profit) loss	(76)	131	183	596

Operating expenses:
Research and development	$659	$667	$1,577	$1,991
Sales and marketing	1,533	417	3,194	931
General and administrative	605	1,332	2,313	2,318

Total operating expenses	2,797	2,416	7,084	5,240

Operating loss	2,721	2,547	7,267	5,836

Financial expenses (income), net:
Revaluation of warrants	(1,658)	(753)	(2,315)	(377)
Other financial expense, net	678	35	697	11

Total financial expenses (income), net	(980)	(718)	(1,618)	(366)

Net loss	$1,741	$1,829	$5,649	$5,470

Deemed dividend related to warrants exchange agreement	$-	$-	$-	$154
Deemed dividend related to Series A Preferred Stock exchange agreement	$-	$-	$455	$-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	$265	$-	$265	$-
Net loss attributable to holders of Common Stock	$2,006	$1,829	$6,369	$5,624

Net loss per share

Basic and diluted loss per share	$(0.31)	$(0.90)	$(1.13)	$(3.42)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	5,705,229	2,079,622	5,019,918	1,657,550

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional		Total stockholders'
	Number	Amount	paid-in capital	Accumulated deficit	equity (deficiency)

Balance as of January 1, 2015	902,068	$2	$30,761	$(36,058)	$(5,295)
Issuance of Common Stock and warrants in February 2015 at $3.24 per unit, net of issuance cost	627,035	1	1,955	-	1,956
Issuance of Common Stock in July and August 2015 at $5.40 per unit, net of issuance cost	480,368	1	2,324	-	2,325
Issuance of Common stock in November 2015 at $5.40 per unit, net of issuance cost	446,223	1	2,293	-	2,294
Issuance of Common stock in December 2015 at $6.16 per unit, net of issuance cost	81,222	*)-	500	-	500
Issuance of Common Stock in April, August and December 2015 to service provider	16,668	*)-	118	-	118
Issuance of Common Stock in September 2015 to employees as compensation	97,121	*)-	591	-	591
Issuance of Common Stock in September 2015 to service provider	2,778	*)-	16	-	16
Payment for executives and directors under Salary Program	55,474	*)-	304	-	304
Exercise of warrants into Common Stock in May 2015, net of issuance cost	106,881	*)-	453	-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-	-	154	(154)	-
Issuance of warrants related to warrant replacement agreement in November and December 2015	-	-	822	-	822
Receipts on account of shares	-	-	20	-	20
Conversion of Series A Preferred Stock into Common Stock	84,812	*)-	400	-	400
Exercise of warrants	10,804	*)-	60	-	60
Exercise of options	334	*)-	*)-	-	*)-
Stock-based compensation	-	-	998	-	998
Net loss	-	-	-	(7,142)	(7,142)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	5,037	-	5,038
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*)-	2,500	-	2,500
Issuance of Common Stock in January 2016 to service provider	5,556	*)-	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*)-	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*)-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*)-	210	-	210
Exercise of options	84,106	*)-	*)-		*)-
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	265	(265)	-
Registration right waiver upon grant of warrant in August 2016	-	-	650	-	650
Conversion of Series A Preferred Stock into Common Stock	498,935	*)-	2,277	-	2,277
Stock-based compensation	-	-	481	-	481
Net loss	-	-	-	(5,649)	(5,649)

Balance as of September 30, 2016 (unaudited)	5,713,383	$6	$54,077	$(49,723)	$4,360

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
	Unaudited

Cash flows from operating activities:
Net loss	$(5,649)	$(5,470)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, Common Stock to service providers and warrant	1,564	1,439
Depreciation	273	248
Increase in accounts receivables	(257)	-
Decrease (increase) in accounts receivables and prepaid expenses	80	(120)
Increase in inventories	(517)	(81)
Increase in trade payables	49	183
Increase (decrease) in deferred revenues	(31)	30
Increase (decrease) in other accounts payable and accrued expenses	283	(58)
Decrease in fair value of warrants	(2,315)	(377)
Capital loss from disposal of fixed assets	-	(8)

Net cash used in operating activities	(6,520)	(4,214)

Cash flows from investing activities:
Proceeds of maturities of short-term bank deposit	-	333
Investment in short-term bank deposit	(155)	(330)
Investment in restricted cash	-	(10)
Maturity of lease deposits	1	12
Purchase of property and equipment	(406)	(70)

Net cash used in investing activities	(560)	(65)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	7,538	1,956
Proceeds from issuance of Common Stock and warrants, net of issuance cost	-	2,325
Proceeds from conversion of warrants, net of issuance cost	-	453
Proceeds from exercise of options and warrants	210	*)-

Net cash provided by financing activities	7,748	4,734

Increase in cash and cash equivalents	668	455
Cash and cash equivalents at the beginning of the period	2,671	1,453

Cash and cash equivalents at the end of the period	$3,339	$1,908

Non-cash investing and financing activities:

Purchase of property and equipment	$-	$26

Conversion of Series A Preferred Stock into Common Stock	$2,277	$400

Payment for directors under Salary Program	$154	$192

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (formerly: LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware as LabStyle Innovations Corp. and commenced operations on August 11, 2011. In July 2016, the Company's Board of Directors approved the change of the name of the Company to DarioHealth Corp., which became effective on July 28, 2016. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014; however, it has not started its operations to date.

c.	During the nine months period ended September 30, 2016, the Company incurred operating losses and negative cash flows from operating activities amounting to $7,267 and $6,520, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into March 2017.

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

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 are applied consistently in these unaudited interim consolidated financial statements, except for:

a.	Revenue recognition:

Revenues are recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, when delivery has occurred or services have been rendered, persuasive evidence of an agreement exists, the seller's price to the buyer is fixed or determinable and collectability is probable.

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

Revenue recognition (Cont.):

The Company generally has a standard contract with its distributors. According to the agreements, all sales to distributors are final, no right of return or price protection right is granted to such distributors and the Company is not a party to the agreements between distributors and their customers.

Commencing July 1, 2016, product sales to distributors are recognized as revenues upon delivery as the fee is fixed or determinable and collectability is probable.

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

The accompanying unaudited interim consolidated financial statements as of September 30, 2016, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2016, and the Company's consolidated results of operations and the Company's consolidated cash flows for the nine months ended September 30, 2016. Results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 4:-	INVENTORIES

	September 30,	December 31,
	2016	2015
	Unaudited

Raw materials	$490	$469
Finished products	628	132

	$1,118	$601

During the nine month period ended September 30, 2016, and the year ended December 31, 2015, total inventory write-off expenses amounted to $195 and $193, respectively.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES

a.	On February 18, 2016, the Company entered into a Preferred Stock Conversion Agreement with the holders of the Series A Preferred Stock (the "Purchasers") according to which the then currently outstanding 1,984 shares of the Series A Preferred Stock would be converted into 623,672 shares of our Common Stock, reflecting an increase of 25% in the original number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock. Accordingly, in March 2016 the Company issued to the remaining Purchasers 623,672 shares of Common Stock and recorded an increase of $2,277 to additional paid in capital, net of issuance costs. The increase of 25% in the original number of shares of Common Stock issued to the Purchasers was accounted for as change in the conversion terms in the Company's financial statements and a deemed dividend in the amount of $455 was recorded to the Statement of Changes in Equity (Deficiency).

b.	On April 3, 2015, the Company's Board of Directors approved the issuance of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. During the nine month period ended September 30, 2016, the Company issued 57,910 Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $310.

c.	On March 8, 2016, the Company closed a public offering (the “Public Offering”) of 1,333,333 shares of the Common Stock, at a purchase price of $4.50 per share, and 1,333,333 immediately exercisable five-year warrants (the “March 2016 Warrants”) each to purchase one share of Common Stock with an exercise price of $4.50 per share, at a purchase price of $0.01 per Warrant for a consideration of $5,038, net of issuance costs. Out of the above issuance, 111,112 shares of Common Stock were issued to the Chief Financial Officer of the Company for gross proceeds of $500.

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

In July 2016, following the request of substantially all of the buyers to amend the term of the existing warrants, the Company's Board of Directors approved a Warrant Amendment Agreement, according to which the term of the 2015 Series A Warrants were extended by one year and the exercise price was amended to $6.66 per share. This modification is considered a modification of the original terms of the 2015 Series A Warrants and therefore the Company recorded a deemed dividend in the amount of approximately $265 in the third quarter of 2016.

f.	On August 10, 2016, the Company entered into an agreement (the “Agreement”) with Dicilyon Consulting and Investment Ltd., an existing stockholder (the “Stockholder”), and David Edery, who previously purchased certain securities from the Company, which were granted certain registration right which required, among other things, the continued effectiveness of certain registration statements. In consideration of the Stockholder waiving its registration right with respect to the previously purchased securities, the Company agreed to issue to the Stockholder a warrant, or the Warrant, to purchase 300,000 shares of our Common Stock at an exercise price of $4.50 per share exercisable for a period of 4.5 years from the date of the Agreement. In addition, the Company has also agreed to register the shares of Common Stock underlying the Warrant. The Warrant is exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable. As a result of the Agreement the Company recorded registration right waiver in the amount of $650 as financial expense, net in the third quarter of 2016.

g.	As of September 30, 2016, warrants to purchase an aggregate of 5,197,994 shares of Common Stock were outstanding with expiration dates between October 26, 2016 and March 8, 2021 at exercise prices ranging from $3.24 to $135 per share.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES (Cont.)

h.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the nine month period ended September 30, 2016 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	587,678	16.87	5.80	1.26
Options granted	67,667	4.80
Options exercised	84,106	*)-
Options expired	9,567	6.92
Options forfeited	53,291	6.19

Options outstanding at period end (unaudited)	508,381	19.02	5.18	7.65

Options vested and expected to vest at period end (unaudited)	537,487	17.23	4.51	7.65

Exercisable at period end (unaudited)	317,070	25.62	5.08	7.72

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount is impacted by the changes in the fair market value of the Common Stock.

As of September 30, 2016, the total amount of unrecognized stock-based compensation expense was approximately $778 which will be recognized over a weighted average period of 1.14 years.

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) AND CONVERTIBLE PREFERRED SHARES (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the nine month periods ended September 30, 2016 and 2015 was comprised as follows:

	Nine months ended September 30,
	2016	2015
	Unaudited

Cost of revenues	$28	$41
Research and development	72	139
Sales and marketing	81	69
General and administrative	300	519

Total stock-based compensation expenses	$481	$768

NOTE 7:-	FAIR VALUE MEASUREMENTS

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

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

September 30, 2016

Risk-free interest rate (1)	0.20%
Expected volatility (2)	69.51%
Expected life (in years) (3)	0.07
Expected dividend yield (4)	0%

Fair value per warrant	$0.25

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASUREMENTS (Cont.)

Investors' warrants in September 2014 Private Placement:

September 30, 2016

Risk-free interest rate (1)	0.77%
Expected volatility (2)	89.56%
Expected life (in years) (3)	1.98
Expected dividend yield (4)	0%

Fair value per warrant	$0.90

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

(5)	The changes in Level 3 liabilities associated with the 2011-2012 Private Placement and the September 2014 Private Placement warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2016:

Fair value of liability related to warrants

Balance at December 31, 2015	$2,610
Change in fair value of warrants during the period	(2,315)
Balance at September 30, 2016 (unaudited)	$295

DARIOHEALTH CORP. (FORMERLY: LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	FAIR VALUE MEASUREMENTS (Cont.)

As of September 30, 2016, there were outstanding warrants to purchase 1,030,469 shares of Common Stock from the above issuances which were recorded as a liability. 973,705 of these warrants expired unexercised on October 26, 2016.

NOTE 8:-	FINANCIAL EXPENSES (INCOME), NET

	Nine months ended September 30,
	2016	2015
	Unaudited

Bank charges	$41	$17
Foreign currency translation adjustments	6	(6)
Registration right waiver (see Note 6(f))	650	-
Change in fair value of warrants	(2,315)	(377)
Total financial expenses (income), net	$(1,618)	$(366)

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

We commenced a commercial launch of the free DarioTM application in the United Kingdom in late 2013 and commenced an initial soft launch of the full DarioTM solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, in 2015 in Australia, Israel and Canada and in 2016 in the United States. We are consistently adding additional features and functionality in making DarioTM Smart Diabetes Management Solution the new standard of care in diabetes data management.

In the United States we commenced commercialization in March 2016 and intend to continue to generate demand through a digital direct to consumer marketing campaign. Customers are currently able to purchase the product directly through our proprietary e-store where they can also subscribe to a subscription-based service. In July 2016, we signed an agreement with GEMCO Medical, an established healthcare distributor and a pioneer in the diabetes supply industry, to become the first authorized United States distributor of DarioTM and to complement the Company's direct-to-consumer model to further expand and strengthen its presence in the United States. Also during July 2016, we launched our Australian proprietary e-store where customers may subscribe to a subscription-based service. Additional third party distribution channels are expected to be established through the fourth quarter of 2016, although there is no guarantee we will be successful. We also intend to continue to broaden our reach via distribution agreements with national and regional durable medical equipment and pharmacy chains.

Through our Israeli subsidiary, LabStyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. To date, we successfully launched the DarioTM Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In support of these goals, we intend to utilize our funds for the following activities:

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

According to our management’s estimates, based on our budget and the launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into March 2017. This includes anticipated inflows from sales of DarioTM through distribution partners and our sales in the United States. If we are unable to scale up our commercial launch of DarioTM or meet our commercial sales targets (or if we are unable to increase our revenues), and if we are unable to obtain additional capital resources, we may be unable to continue activities, absent a material alterations in our business plans and our business might fail as a result.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2015 (filed on February 8, 2016) with respect to our Critical Accounting Policies, which have not changed, except for:

Revenues are recognized in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, when delivery has occurred or services have been rendered, persuasive evidence of an agreement exists, the seller's price to the buyer is fixed or determinable and collectability is probable.

We derive revenues from the sale of our Dario™ Smart Meter and its related device-specific disposables test strip cartridges and lancets through independent distributors or directly to end users. The Dario™ software application is offered for a free download and we do not obtain a recurring hosting commitment towards the end users relating specifically to the application.

We generally have a standard contract with our distributors. According to the agreements, all sales to distributors are final, no right of return or price protection right is granted to such distributors and we are not a party to the agreements between distributors and their customers.

Commencing July 1, 2016, product sales to distributors are recognized as revenues upon delivery as the fee is fixed or determinable and collectability is probable.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and 2015 (in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2016 amounted to $728 and $1,965, respectively, compared to $273 and $515 during the three and nine months ended September 30, 2015, respectively. The increase in revenues in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 is mainly a result of our continuing market penetration in the United Kingdom, the Netherlands, New Zealand, Australia, Israel, Canada and the United States.

Revenues are derived from the successful launch of the Dario™ Smart Meter and related disposables in the United Kingdom, the Netherlands, New Zealand, Australia, Israel, Canada and the United States as well as services rendered to Maccabi Healthcare in Israel. We recognize revenue when delivery has occurred or services have been rendered, persuasive evidence of an agreement exists, the seller's price to the buyer is fixed or determinable and collectability is probable.

Cost of Revenues

In the quarter ended September 30, 2016, we reached gross profit. During the three and nine months ended September 30, 2016, we recorded costs related to revenues in the amount of $652 and $2,148, out of which $32 resulted from a write off of deferred inventory balance that was recorded as a result of a legal settlement with a former distributor and write offs of an inventory balance of $48 and of machinery equipment of $14 that was recorded as a result of a change in manufacturer that allowed us to increase our manufacturing capacity. In addition, our cost of revenues for the nine month period ended September 30, 2016 also includes $118 that was recorded to cover inventory write-downs due to net realized value which was lower than original cost. During the three and nine months ended September 30, 2015, we recorded cost of revenues and costs related to ramp up of manufacturing in the amount of $404 and $1,111, respectively, out of which $32 and $138, respectively, were recorded to cover inventory write-downs due to net realized value which was lower than original cost. The gross profit recorded in the quarter ended September 30, 2016, was a result from the increase in the volume of revenue during the quarter.

Cost of revenues consists mainly of the cost of device and consumables production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $8, or 1%, to $659 for the three months ended September 30, 2016 compared to $667 for the three months ended September 30, 2015, and decreased by $414, or 21%, to $1,577 for the nine months ended September 30, 2016 compared to $1,991 for the nine months ended September 30, 2015. This decrease was mainly due to decreases in our stock based compensation, product development, clinical trials, and regulation and overhead costs.

Research and development expenses consist mainly of payroll expenses to personnel involved in research and development activities, patent registration costs and expenses related to our DarioTM software application and related Smart Meter device.

Sales, Marketing and Pre-Production Expenses

Our sales, marketing and pre-production expenses increased by $1,116, or 268%, to $1,533 for the three months ended September 30, 2016 compared to $417 for the three months ended September 30, 2015, and increased by $2,263, or 243%, to $3,194 for the nine months ended September 30, 2016 compared to $931 for the nine months ended September 30, 2015. These increases were mainly due to the commencement of our sales and marketing efforts in the United States, increase in costs of on line marketing campaigns, sales and marketing consultants and subcontractors and employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, on line marketing of the DarioTM, and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $727, or 55%, to $605 for the three months ended September 30, 2016 compared to $1,332 for the three months ended September 30, 2015, and decreased by $5, or 0%, to $2,313 for the nine months ended September 30, 2016 compared to $2,318 for the nine months ended September 30, 2015. These decreases were mainly due to decreases in our stock based compensation offset by increases in employee payroll and bonuses.

Our general and administrative expenses consist mainly of payroll, bonus and stock based compensation expenses for management and employees, legal and professional expenses and office rent and related expenses.

Financial Income, net

Our finance income, net for the three and nine months ended September 30, 2016 was $980 and $1,618, respectively, compared to financial income, net of $718 and $366 for the three and nine months ended September 30, 2015, respectively. The increases in financial income were mainly due to revaluation of warrants issued to investors, which are recorded as liability and presented at fair value each reporting period, offset by finance expense recorded in the third quarter of 2016 with respect to a registration right waiver obtained in exchange for warrants.

Finance expenses or income include mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss decreased by $88, or 5%, to $1,741 for the three months ended September 30, 2016 compared to $1,829 for the three months ended September 30, 2015 and increased by $179, or 3%, to $5,649 for the nine months ended September 30, 2016 compared to $5,470 for the nine months ended September 30, 2015. The decrease in net loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was mainly due to gross profit of $76 we recognized in the three months ended September 30, 2016 as well as financial income of $980 that was recognized in the three months ended September 30, 2016 offset by an increase of $381 in operating expenses compared to the three months ended September 30, 2015. The increase in net loss for the nine month period ended September 30, 2016 compared to the nine month period ended September 30, 2015 was mainly due to a decrease of $413 in the gross loss we recorded in the nine month period ended September 30, 2016 as well as financial income of $1,618 that was recognized during the nine month period ended September 30, 2016, offset by an increase of $1,844 in operating expenses compared to the nine month period ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had approximately $3,339 in cash and cash equivalents compared to $1,908 at September 30, 2015.

We have experienced cumulative losses of $49,723 from inception (August 11, 2011) through September 30, 2016, and have a stockholders’ equity of $4,360 at September 30, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurance that we will be able to obtain an adequate level of financing needed for the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $38,780 as of September 30, 2016, approximately $5,038 and $2,500 of which were raised during March 2016 pursuant to a concurrent public offering and private placement, respectively, pursuant to which we issued a total of 1,333,333 and 555,555, respectively, shares of our common stock and 1,533,333 and 666,666, respectively, warrants to purchase an aggregate of 2,199,999 shares of our common stock. In connection with the public offering, we agreed to grant to the placement agent up to 153,333 warrants at an exercise price of $5.625 per share, and to certain finders that assisted with the private placement 44,444 restricted shares of common stock, 38,889 non-plan stock options to purchase 38,889 shares of our common stock, and 73,333 warrants at an exercise price of $4.50 per share. In addition, we have an effective Registration Statement on Form S-3, filed under the Securities Act of 1933, as amended, with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell common stock, warrants or units in one or more offerings up to a total dollar amount of $40 million.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into March 2017 without raising additional capital. This includes an amount of anticipated inflows from sales of DarioTM through distribution partners and to direct customers. While we previously reported that we believed we would have sufficient resources to continue our activity into June 2017, we have revised our estimates due to increased costs associated with the marketing of our products.

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

Additionally, our available resources may be consumed more rapidly than we currently anticipate, resulting in the need for additional funding sooner than we expect. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our DarioTM Smart Meter and its related application and data storage components, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch DarioTM, (3) expenses which will be required in order to expand production of DarioTM, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially launch DarioTM in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	September 30,
	2016	2015
	$	$
Cash used in operating activities:	(6,520)	(4,214)
Cash used in investing activities:	(560)	(65)
Cash provided by financing activities:	7,748	4,734
	668	455

Net cash used in operating activities

Net cash used in operating activities was $6,520 for the nine months ended September 30, 2016 compared to $4,214 used in operations for the same period in 2015. Cash used in operations increased due to the increase in the volume of our operations and market penetration activities that we carry out.

Net cash used in investing activities

Net cash used in investing activities was $560 for the nine months ended September 30, 2016 compared to $65 for the same period in 2015. Cash used in investing activities increased due to production line investments that we made during the nine month period ended September 30, 2016 with the aim of improving the capabilities and efficiency of our production lines..

Net cash provided by financing activities

Net cash provided by financing activities was $7,748 for the nine months ended September 30, 2016 compared to $4,734 for the same period in 2015. During the nine months ended September 30, 2016 we raised net proceeds of approximately $7,538 through our March 2016 public offering and private placement transactions. During the nine months ended September 30, 2015 we raised net proceeds in an amount of $4,734, of which $1,956 was raised through our February 2015 Private Placement, $450 was raised in May 2015 through our warrant exercise and replacement agreements with the purchasers from our February 2015 private placement and $2,325 was raised through our July 2015 Private Placement.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on February 8, 2016.

We have recently commenced commercialization and marketing efforts for our products and these efforts may result in expenses that are unforeseen or greater than we currently anticipate.

We recently commenced commercialization efforts of our products in the United States, and abroad, and intend to continue to generate demand through a digital direct to consumer marketing campaign. In addition, we have sought relationships with third party distributors in order to complement our direct-to-consumer model to further expand and strengthen our presence in the United States. In support of these commercialization efforts, we have significantly ramped up our digital marketing efforts in the United States and other markets, as well as increased our efforts with respect to mass production, marketing, distribution and sales efforts related to our DarioTM application, Smart Meters and test strips, and as a result we have expended more capital than previously anticipated.

We currently believe that we will have sufficient resources to continue our activity into March 2017 without raising additional capital. This includes an amount of anticipated inflows from sales of DarioTM through distribution partners and to direct customers. However, we may be subject to unforeseen or greater than anticipated expenses relating to our commercialization efforts, such as increased marketing or production expenses. An unforeseen or greater than anticipated increase in such expenses may cause us to curtail our commercialization efforts or require us to seek additional sources of financing. If we are unable to obtain adequate financing, we may not be able to successfully to proceed with our commercialization and marketing plans. As a result, we may need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2016, we issued an aggregate of 6,558 shares of our common stock to our U.S. directors pursuant to our Shares for Salary Program, in lieu of cash payments due for services rendered during the three month period ended June 30, 2016. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2016		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and
Treasurer (Principal Financial Officer)

