Form 10-K
period 2016-12-31
DarioHealth Corp.
filed 2017-03-22
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share

Warrants to purchase Common Stock

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $22,396,346.

As of March 21, 2017, the registrant had outstanding 7,976,521 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

●	our launch and market penetration plans;

●	our ability to manufacture, market and generate sales of our Dario™ diabetes management solution;

●	our ability to maintain our relationships with key partners;

●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws; and

●	acceptance of our business model by investors.

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

Overview

We are a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. Our flagship product, Dario™, which we also refer to as our Dario™ Smart Diabetes Management Solution is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario™ Smart Meter.

The Dario™ Smart Diabetes Management Solution is targeted at the mHealth app market currently estimated at $10 billion globally with expected annual growth of 15% to $31 billion by 2020 according to Research2Guidance. In addition, we are also focusing on the global diabetes care devices market for diabetic blood glucose self-monitoring, known as BGMS, that is expected to reach approximately $24.6 billion by 2020 according to researchandmarkets.com. Diabetes is a disease where insufficient levels, or a total absence, of the hormone insulin produces high levels of glucose in the bloodstream, which can lead to long term adverse effects on a patient’s blood vessels, which in turn can lead to heart attack, stroke, high blood pressure, blindness, kidney disease and nerve damage. As part of controlling blood sugar, many patients must self-monitor their blood glucose levels using home testing kits (called glucose meters) and treat high and low blood sugar episodes accordingly to avoid the complications from the disease. We believe that by allowing patients to properly monitor the disease, provide actionable insights in real-time and create an online link to healthcare providers, this will ultimately improve patient outcomes and reduce healthcare costs - both critical advantages for the diabetes industry.

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

Beyond the benefits of individual diabetes management, we envision the Dario™ application becoming the centerpiece in a new era of interconnected devices and services, providing healthier and better lives for diabetic patients worldwide. With every single measurement captured and stored on a secure cloud data base, DarioHealth’s software driven, comprehensive data-management technology has the potential to deliver actionable insight and analytical tools to manage individual patients or large populations, as well as provide a complete and comprehensive “big data” solution for healthcare providers and payers.

Beyond blood glucose testing, DarioHealth’s technology provides a body-fluid testing apparatus for performing metered measurement of samples utilizing: (i) a lancing device to obtain a test sample (blood in the case of Dario™); and (ii) an adaptor specifically designed to connect a strip devised to absorb the sample, which then produces an electric signal indicating the level of the substance tested for in the sample.  The adaptor is then connected to a smart mobile device via the headphone jack, which allows the test signal to be transmitted to the smart mobile device, which will then utilize our software application to obtain and display the test result on the device.  This is coupled with a set of software features available via a smart mobile device application as well as cloud-based services, in real-time.  We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port and on September 8, 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe these represent critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

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

On December 22, 2015, we announced that the United States Food and Drug Administration (FDA) has granted 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher. The receipt of FDA clearance allows Dario™ to be marketed and sold in the United States and was a significant milestone towards marketing and commercialization of Dario in the United States in the first quarter of 2016.

In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. We are actively pursuing reimbursement coverage in other jurisdictions.

In July 2014, we received approval from Israel’s Ministry of Health to sell the Dario™ Smart Meter for diabetes in Israel and also released the Dario™ Diabetes Management App for Android smartphone users. The Android mobile application has the same user interface and features as the iOS Dario™.

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

The Dario™ Smart Diabetes Management Solution has fully launched and begun penetrating the above mentioned markets with additional launch and market penetration plans for Germany and India. In 2017, we plan to consistently add additional features and functionality in order to make Dario™ Smart Diabetes Management Solution the new standard of care in diabetes data management. For example, we have recently completed the development of a version of the Dario™ Smart Meter that connects to an iPhone 7 through the lightning jack instead of the missing audio jack. We plan to start marketing our new meter product in the coming months after completing the clearance process with the relevant regulatory authorities like the FDA and obtaining a CE mark.

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

In the United States we commenced commercialization in March 2016 and intend to continue to generate demand through a digital direct to consumer marketing campaign. Customers are currently able to purchase the product directly through our proprietary e-store where they can also subscribe to a subscription-based service. In July 2016, we signed an agreement with GEMCO Medical, an established healthcare distributor and a pioneer in the diabetes supply industry, to become the first authorized United States distributor of DarioTM and to complement the Company's direct-to-consumer model to further expand and strengthen its presence in the United States. Also during July 2016, we launched our Australian proprietary e-store where customers may subscribe to a subscription-based service. Additional third party distribution channels are expected to be established through 2017, although there is no guarantee we will be successful. We also intend to continue to broaden our reach via distribution agreements with national and regional durable medical equipment and pharmacy chains.

In Europe, we plan to start our direct to consumer marketing efforts in 2017.

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

The full Dario™ diabetes management solution consists of a robust, real-time, cloud-based software application combined with the Dario™ Smart Meter.  Roughly the size of a pack of gum, the Dario™ Smart Meter is an all-in-one device that includes the glucose reader which is connected to a smart mobile device via the device audio jack, along with a lancing device (a reusable blood-sampling device, when loaded with a disposable lancet) and an integrated, disposable cartridge for test strips. Beyond the benefits of individual diabetes management, we envision the Dario™ application becoming the centerpiece in a new era of interconnected devices and services, providing healthier and better lives for diabetic patients worldwide. With every single measurement captured and stored on a secure cloud data base, DarioHealth’s software driven, comprehensive data-management technology has the potential to deliver actionable insight and analytical tools to manage individual patients or large populations, as well as provide a complete and comprehensive “big data” solution for healthcare providers and payers.

Our revenues are derived from sales of Dario™’s components, including the Smart Meter itself, and principally from the recurring sale of our disposable cartridges with 25 test strips and other consumables.  Our customers receive access to our smart mobile device application, which incorporate tools to help diabetic patients manage their disease.  Importantly, our revenue model is driven by the fact that only our test strips, purchased through us and our partners, are able to be utilized with the Dario™ Smart Meter and software, so it is our expectation that we will be the sole source for Dario™ compatible test strips. In addition to Smart Meter and test strip related revenue, we anticipate to generate revenues in the future from our ability to offer Dario™’s subscribers additional products and services based on personalized recommendations, such as location-based, low-sugar food recommendations and the ability to send alerts to caregivers and family and friends.  It is our intention to generate and sustain revenue not only from the consumables but also from software licensing and added value services so that the data monetization revenue channel becomes a significant contributor to the company’s gross margin. We plan to monetize the comprehensive data that is collected in the Dario™ cloud as a result of various offerings such as a platform for diabetes related clinical trials.

We believe the following features of our Dario™ solution and the manner in which we plan to market and distribute the product will help position Dario™ to gain users and drive revenue growth:

●	Look and Feel. While utilizing the same state of the art electro-chemical, blood-based measurement techniques as standard glucose monitors offers familiar usability, the Dario™ blood glucose monitor is easily integrated with the patient’s own smart mobile device that offers a distinctive look and feel. Furthermore, unlike the market standards, the Dario™ Smart Meter has an integrated lancing device and disposable strip cartridge. This eliminates the need for a separate glucose monitor, lancing device and strip vial and, we believe, will make Dario™ the Smart Meter among the smallest footprint in the market. Furthermore, Dario™ has novel applications incorporating software tools to help diabetic patients manage their disease.

●	Large Market of Potential Users. Our reliance on diabetics within the massive smart mobile device market gives us an established potential user-base. The most recent publicly available reports from Nielsen indicate that in the U.S., smartphone usage continues to climb. More than three out of five (61%) mobile subscribers in the U.S. owned a smartphone during the most recent three-month period for which data is available (March-May 2013), up more than 10% since smartphones became the mobile majority in early 2012. In March 2012, 50% of mobile subscribers used smartphones, making up the majority for the first time. Moreover, according to a Research2Guidance report from 2014, the percentage of people with diabetes who own a smartphone and will utilize apps to manage their condition is 1.2% or approximately 3.7 million people in 2014, growing to an anticipated 7.8%, or approximately 24 million people, by 2018, which would represent an increase of 650%. In many countries (including the U.S.), smart mobile devices are also typically subsidized by the cellular providers through discounted pricing associated with related plan subscriptions, enabling Dario™ to benefit from the extensive marketing by cellular companies of these devices. We believe that it is reasonable to assume that the percentage of smart mobile device users with diabetes mirrors that of the general population.

●	Marketing and Distribution. In the U.S. and Australia we have our own direct to consumer marketing channel to support our sales efforts. In the U.S. we also plan to contract with nonexclusive distributors and partners. In Europe, New Zealand and Canada, we use distribution partners to market and sell Dario™. In Israel, we have developed a direct sales and marketing channel through e-commerce. Our direct to consumer marketing channel supports our distributors’ efforts in Canada, and we are planning to expand such efforts to the U.K. during 2017. This approach enables a direct communication channel with the market and the diabetic community. This approach is also designed to effectively create brand awareness with a significantly reduced use of our capital resources versus the amounts required via the traditional, offline retail channels. In some additional jurisdictions, we may adopt a direct sales model in addition to utilizing local distributors.

●	“Expanding the Pie”. Our goal is to obtain significant market share using technological innovations and by expanding the total BGMS market size “pie” through offering a user-friendly diabetes management solution that utilizes an existing platform and installed potential user base (smart mobile devices and smart mobile device users, respectively). We will endeavor to emphasize the user friendly nature of Dario™ to expand the total BGMS market size by encouraging existing diabetes patients to test their glucose levels more frequently and by encouraging the “non-testing” population to adopt glucose monitoring.

●	Competitive Cost of Goods Sold. Based on our market research and discussions with our test strip manufacturer, we believe that our anticipated outsourced manufacturing cost of the test strips will be similar to our estimate of our competitors’ cost for existing single-use disposable strips. In addition, we believe the manufacturing costs of our Dario™ Smart Meter will be competitive with those of the leading glucose meters.

●	Opportunities for Commercialization Partnerships. Healthcare and pharmaceutical company entrants into the BGMS market (such as Perigo and Sanofi) are licensing and/or acquiring technologies, seeking differentiation, thereby providing us with opportunities for more rapid commercialization through partnerships. Therefore, we plan to explore the possibility of entering into commercialization agreements, including an upfront payment, supply agreement and royalty payments, with strategic partners.

Currently there are a few new market entrants in the BGMS space that are attempting to utilize computer or smart mobile device connectivity, including Medisana GlucoDock, One Drop and iHealth Align.  We believe that none of these devices offer the integration of an all-in-one unit that includes a lancing device and strip cartridge as Dario™ does. We further believe that these competitors provide limited capabilities over their diabetes management apps as compared to the Dario™ application.

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

According to the International Diabetes Foundation (IDF), approximately 415 million people worldwide were estimated to have diabetes in 2015, or one in eleven adults. The greatest number are between 40 and 59 years old. If these trends continue, by 2040, some 642 million people. According to the IDF, in Europe, there were 59.8 million adults over the age of 20 with diabetes in 2015and approximately 29.2 million adults over the age of 20 with diabetes in the U.S. in 2015.  In the U.S., one in four adults have diabetes.  An additional 86 million U.S. adults had pre-diabetes in 2012, which puts them at high risk for developing Type 2 diabetes according to the ADA.  Approximately 179 million adults with diabetes live in China and India, with approximately 14.2 million in Brazil and 12 million in Russia.

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

It is important to note that the diabetic market is a first point of entry for Dario and the goal of providing mHealth/Digital health solutions for a variety of chronic and wellness related conditions based on mobile device testing will grant us access to a much larger market. The DarioTM Smart Diabetes Management Solution is targeted at the mHealth app market currently estimated at $10 billion globally with expected annual growth of 15% to $31 billion by 2020.

Industry Background and the Dario™ Opportunity

From a competition perspective, four companies currently dominate the BGMS business, controlling more than 90% of the market: Roche Diagnostics (part of Hoffman-LaRoche), LifeScan (a Johnson & Johnson company), Bayer Healthcare Division, and Abbott Laboratories.  These “big four” offer a wide variety of BGMS products and have led the market since the late 1990s.  Numerous second-tier and third-tier competitors, including several in Asia, hold the remaining 10% of the market.  We believe that the BGMS offerings by all vendors are comparable, with mild differentiation of the main feature sets of the devices.  This is akin to the differentiation among personal computers (PCs) during the 1990s and 2000s, where most of them had the same key feature set of Microsoft Windows and Intel Processors.

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

Utilization of Mobile Health Applications

Smart mobile device applications combine easy-to-use interfaces with continuous Internet access to create transformational mobile health solutions (often called mHealth).  Although the potential benefits of mHealth solutions have been widely discussed for over a decade, the market is now starting to emerge from the trial phase.  According to a publicly available 2016 study by Research2Guidance, smart mobile device applications will enable the mHealth industry to reach 551 million active users (at least once a month) by 2020. According to this report, in 2016, mHealth companies are estimated to generate $12.5 billion through mHealth apps related services mainly through service revenue, device revenue, consumable revenue, paid download revenue and advertising revenue. We believe that Dario™ is designed to play directly into this trend.

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

In Australia, we revised our sales and marketing strategy during the third quarter of 2016, and moved to a hybrid direct to consumer model in combination with on the ground out sourced Channel Sales Organization staff focused on the pharmacies. This model will allow us to accelerate our penetration into this market, while building a diabetes community via direct engagement.

In the U.K., DarioTM is a fully reimbursed product distributed by a new distributor since the second quarter of 2016. Dario is now available via all main pharmacies in the U.K.. Our sales and marketing efforts have been focused on wholesalers, pharmacies, HCP’s (Health Care Professionals), diabetes educators and hospitals via the distributor. This has created awareness and understanding of the value proposition DarioHealth offers to people with diabetes. In addition, DarioHealth will be focusing on increasing its presence in the U.K. market via its direct to consumer strategy, utilizing the country wide availability of the strips in pharmacy and clinical awareness of the product via the healthcare providers.

In Canada, Dario is available through major pharmacy chains across Canada that include brands like Safeway and London Drugs. DarioHealth also offers consumers the ability to buy direct via our online platform or to get their prescriptions serviced online via Bayshore. Similar to the U.K., in Canada we work on both promoting and marketing DarioTM to the medical establishment via our distributor and expanding its awareness via our direct to consumer strategy which we have been ramping up.

Through our experience in the U.S., U.K., Canada, Australia and additional markets, we are poised to open up additional markets in 2017 that have a high diabetes penetration rate and fit our hybrid business model.

Dario™ is an Internet-driven product. Dario™ was designed for the mobile age and will be powered by the Internet as an effective route of launching and marketing new consumer products.  We currently sell directly to consumers and also collaborate with distributorsin various jurisdictions. It is estimated that a typical Type 1 diabetes patient, who is testing his or her blood sugar 4 to 10 times a day, uses 120 to 300 strips each month, which creates the potential for a substantial and predictable revenue stream.

On the marketing side, primarily utilize online marketing in order to create awareness of Dario™. Rather than solely rely on online advertisement, we will also consider revenue sharing with affiliate networks and a variety of other pay-for-performance methods commonly used in online commerce.

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

Manufacturing

As we do not engage in manufacturing activity ourselves, we have supply agreements with manufacturers for the Dario™ Smart Meter, glucose test strips, lancing devices and lancets.  We have arrangements in place with commercial scale manufacturers for both the Dario™ Smart Meters and for our test strips. As a result of investments we have made over the past several years, we own the specialized equipment used to manufacture Dario™ Smart Meters.

During 2015, we commenced manufacturing of our Dario™ Smart Meter with a Chinese manufacturer as part of our efforts to further reduce manufacturing costs of the Dario™ Smart Meter. In the beginning of 2016 we have transitioned our manufacturing to a new Chinese manufacturer as part of our effort to increase our manufacturing capacity and improve cost savings.

Insurance Reimbursement

In the United States and in other jurisdictions such as Germany and England, we expect that Dario™’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  We expect to work with third-party payers in the countries into which we expect to market Dario™ in order to establish coverage for test strips, although we cannot be sure of this being obtained.  In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario™ Smart Meter in Italy, making 600,000 Italians eligible for reimbursement coverage. In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario™ Smart Meter. In December 2014, we were granted reimbursement status for the Dario™ test strips Australia. In May 2015 we launched Dario™ in Canada and the majority of Canadian medical plans are now covering Dario™ test strips with reimbursement. We expect the balance of Canadian insurance plans to provide reimbursement coverage in the near future. We are planning to pursue reimbursement coverage in other jurisdictions.

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

United States Regulation Generally

In the United States, devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives clearance for commercial distribution.  Under Section 201(h) of the Food, Drug, and Cosmetic Act, a medical device is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals.  The Dario™ is classified as a medical device and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.  FDA regulations govern product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.  Specifically, the FDA classifies medical devices into one of three classes.  Class I devices are relatively simple and can be manufactured and distributed with general controls.  Class II devices are somewhat more complex and require greater scrutiny.  Class III devices are new and frequently help sustain life.

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

We are currently pursuing regulatory clearance in India. To the extent that we seek to market our product in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country.  Such regulatory requirements vary by country and may be tedious.  As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.

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

On May 1, 2014 we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario™ blood glucose monitor draws power from and transmits data to a smart phone via the audio jack port. This patent was issued as U.S. Patent 8,797,180 in August 2014, and in September 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe this represents a critical intellectual property recognition and a significant initial validation of our intellectual property efforts. Further, a corresponding European patent was granted to us in May 2016, as European patent No. 2569622 for testing of fluids through an audio jack connection. Additional corresponding patents were granted in Israel. Corresponding applications for this invention are still pending in the U.S., China and Australia.

Additionally, a U.S. non-provisional and corresponding PCT application were filed, and are still pending, which cover new connection related technologies.

Furthermore, we filed 2 new U.S. Provisional applications, which are still pending, covering new features and functionalities related to future Dario™ generations.

Additional patent applications are in the process of being prepared for filing, and we believe that we have a rich pipeline of future technologies that we are actively developing.

We are further seeking to develop and protect new intellectual property around future generations of Dario™ hardware and software with the goal of achieving enhanced functionality, user interface and data usability.

Design patents and patent applications on the Dario™ device

To further protect our market distinction and branding for Dario™, three U.S. Design Applications have been filed and granted covering the glucose meter, the cartridge, and connection dongle. These applications were granted and registered in the United States. We have also filed national applications for the cartridge in many other jurisdictions, the great majority of which have been granted.

Design patents and patent applications on the Dario™ App

In addition, three U.S. Design Applications have been filed and granted covering our smart mobile device display screens with graphical user interface. These design application were also filed in several major jurisdictions, all of which have been granted.

Trademark applications

We have also filed three trademark applications covering the Dario™ name and logo, as well as for the DARIO-LITE word mark, and our company’s name DARIOHEALTH.  The marks were granted and registered in the United States; national applications were filed in major territories, some of which are still pending.

Utility Models

We have been granted Utility Models for our core invention in Japan and Germany.

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

Competition

We face competition principally from two arenas:

Direct competition from existing companies in the blood based glucose monitors market.  We compete directly and primarily with large pharmaceutical and medical device companies, including, but not limited to, Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi.  While the market is highly competitive, we believe that Dario™ has important comparative advantages versus other devices in the market. Some of these devices are now offered as connected devices to smart mobile devices, such as the Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, One Drop, and iHealth Align.

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

Gearing up for the expansion of DarioHealth and potential growth into the mHealth space, we are currently analyzing key players in the mobile health/digital health arena. Big Data and analytical insights are the key offerings for all segments of the market – patients, healthcare providers and payers. Our technology development focus and marketing efforts are all geared at placing us as a major player in this global market.

Employees

We currently have 30 full time employees and 1 part time employee.  We have employment agreements with our two executive officers.  See “Management – Employment Agreements”.

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only into July 2017.

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

Funding from any source may be unavailable to us on acceptable terms, or at all, particularly due to certain offering participation rights afforded to a lead investor that participated in our January 2017 private placement. If we do not have sufficient capital to fund our operations and expenses, we may not be able to achieve or maintain competitiveness, which could lead to the failure of our business and the loss of your investment.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.

Since our inception, we have engaged primarily in research and development activities and only recently entered the commercialization stage. We have financed our operations primarily through private placements of common stock and convertible debt and have incurred losses in each year since inception including net losses of $11,607,000 and $7,296,000 in 2016 and 2015, respectively. Our accumulated deficit at December 31, 2016 was approximately $55,000,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario™ in additional European countries, and elsewhere and manufacture, market and sell Dario™ where approved. We may be unable to achieve any or all of these goals.

Our independent registered public accounting firm has expressed in its report to our 2016 audited financial statements a substantial doubt about our ability to continue as a going concern.

We only recently entered the commercialization stage, and the development and commercialization of Dario™ is uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements for December 31, 2016 a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

Risks Related to Our Business

We only recently began commercializing Dario™ and our success will depend on the acceptance of Dario™ in the healthcare market.

Dario™ has been CE marked since 2013, enabling us to commercialize in 32 countries across Europe as well as in certain other countries worldwide. It was also approved by the regulatory authorities in Australia, New Zealand, Canada, Israel and South Africa, and most recently in December 2015, we received FDA clearance. As a result, we have a limited history of commercializing Dario™ and commenced selling DatioTM in the United States in 2016.. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. We are faced with the risk that the marketplace will not be receptive to Dario™ over competing products and that we will be unable to compete effectively. Factors that could affect our ability to establish Dario™ or any potential future product include:

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

We do not own or operate manufacturing facilities for clinical or commercial production of Dario™ and we lack the resources and the capability to manufacture Dario™ on a commercial scale. Therefore, we rely on a limited number of suppliers who manufacture and assemble certain components of Dario™. Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

●	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

●	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;

●	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

●	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of Dario™ or cause delays in shipment;

●	we may have difficulty locating and qualifying alternative suppliers;

●	switching components or suppliers may require product redesign and possibly submission to FDA, European Economic Area Notified Bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

●	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of Dario™;

●	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;

●	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

●	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

In several of our principal target markets, we utilize online and digital marketing in order to create awareness to Dario™. Our management believes that using online advertisement through affiliate networks and a variety of other pay-for-performance methods will be superior for marketing and generating sales of Dario™ rather than utilizing traditional, expensive retail channels. However, there is a risk that our marketing strategy could fail. Because we plan to use non-traditional retail sales tools and to rely on healthcare providers to educate our customers about Dario™, we cannot predict the level of success, if any, that we may achieve by marketing Dario™ via the Internet. The failure of our online marketing efforts would significantly and negatively impact our ability to generate sales.

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

Our products are subject to technological changes which may impact their use.

Our Dario™ Smart Meter is currently designed to be plugged into the audio jack of a mobile device. In addition, we have recently completed the development of a version of the Dario™ Smart Meter that connects to an iPhone 7 through the lightning jack instead of the missing audio jack. As a result, our products are subject to future technological changes to mobile devices that may occur in the future. If we are unable to modify our products to keep pace with such technological changes, it would have a material adverse effect the ability of our customers to use our products, which would materially harm our business.

As we conduct business internationally, we are susceptible to risks associated with international relationships.

Outside of the United States, we operate our business internationally, presently in Europe, Australia, New Zealand, Canada and Israel. The international operation of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

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

We are not permitted to market Dario™ until we receive regulatory clearance. To date, we have received regulatory clearance in Australia, Canada, Israel, the Netherlands, New Zealand, the United Kingdom and the United States and we are currently seeking approval in India.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2014, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. For example, U.S. President Donald Trump has recently publicly indicated an intent to lower healthcare costs through various potential initiatives. In addition, President Trump and other U.S. lawmakers have made statements about potentially repealing and/or replacing the Affordable Care Act, although specific legislation for such a repeal or replacement has not yet been introduced. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products are paid for and reimbursed by government and private payers our business could be adversely impacted.

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

With our first product, Dario™, we compete directly and primarily with large pharmaceutical and medical device companies such as Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi. The first four of these companies have more than 90% combined market share of the BGMS business and strong research and development capacity for next generation products. Their dominant market position since the late 1990s and significant control over the market could significantly limit our ability to introduce Dario™ or effectively market and generate sales of the product. We will also compete with numerous second-tier and third-tier competitors.

We only recently commenced sales of our products, and most of our competitors have long histories and strong reputations within the industry. They have significantly greater brand recognition, financial and human resources than we do. They also have more experience and capabilities in researching and developing testing devices, obtaining and maintaining regulatory clearances and other requirements, manufacturing and marketing those products than we do. There is a significant risk that we may be unable to overcome the advantages held by our competition, and our inability to do so could lead to the failure of our business and the loss of your investment.

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

As of the date of this Annual Report, our officers, directors and affiliated stockholders (including Dicilyon Consulting and Investment Ltd., or Dicilyon, an affiliate of David Edery, and OurCrowd Digital Health, L.P.) collectively have an approximately 44.7% beneficial ownership of our company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

OurCrowd Digital Health L.P. has the right to appoint up to two members of our Board of Directors, which affords such investor the potential for control over our business.

OurCrowd Digital Health L.P., an investor that participated in our January 2017 private placement transaction, has the right, for so long as such investor holds 13% and 5% of our outstanding shares of common stock, to appoint, respectively, two or one member of our Board of Directors. To date, such investor has appointed two members of our Board of Directors (Allen Kamer and Yossi Bahagon). As a result, such investor has significant influence over the composition of our Board of Directors which, in turn, affords such investor the potential for material control over our business.

Our common stock has less liquidity than many other stocks listed on the NASDAQ Global Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the NASDAQ Capital Market or other stock exchanges. While we have experienced increased liquidity in our stock during the year ended December 31, 2016, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

The right of the lead investor in our January 2017 Private Placement to participate in future financings of ours could impair our ability to raise capital.

Under the securities purchase agreement with the lead investor in our January 2017 private placement offering, in the event that we seek to raise money through the offer and sale of debt or equity securities, we must first offer such investor a right to participate in at least 13% of the securities we propose to offer in such funding. The existence of such right of participation, or the exercise of such rights, may deter potential investors from providing us needed financing, or may deter investment banks from working with, which would have a material adverse effect on our ability to finance our company which, in turn, could lead to our inability to continue our business.

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

We do not own any real property. Currently, we maintain our headquarters at 9 Halamish Street, Caesarea Industrial Park, 3088900, Israel. On December 30, 2013, we signed a lease agreement for our headquarters facilities for a period of 3 years commencing January 1, 2014 for a monthly rent and management services of approximately $9,000. In December 2015, we signed a lease agreement for our U.S. headquarters facilities in Burlington, Massachusetts for a period of 1 year commencing February 1, 2016 for a monthly rent and management services of approximately $1,400, and our lease is currently in effect until the end of June 2017. We are planning to move to a new facility during the third quarter of 2017 that we believe will be adequate for our planned development of the business.

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

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “DRIO”. Our common stock began trading on Nasdaq on March 4, 2016. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by Nasdaq. The share values reflected below have been adjusted to give effect to the 1-for-18 reverse split which we implemented on February 26, 2016.

	Price Range
Period	High	Low
Year Ended December 31, 2015:
First Quarter	$4.95	$2.70
Second Quarter	$9.54	$3.13
Third Quarter	$6.97	$4.52
Fourth Quarter	$11.67	$4.77
Year Ended December 31, 2016:
First Quarter	$8.73	$3.30
Second Quarter	$5.90	$4.10
Third Quarter	$5.20	$3.03
Fourth Quarter	$4.30	$2.67
Year Ended December 31, 2017:
First Quarter (through March 21, 2017)	$4.45	$3.08

As of March 21, 2017, the last reported price of our common stock quoted on the Nasdaq Capital Market was $4.476 per share.

Record Holders

As of March 21, 2017, we had 231 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2016:

The following table provides information as of December 31, 2016 with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) and the Company’s other equity compensation arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	510,163	$13.75	1,164,431
Equity compensation plans not approved by security holders *	13,974	$127.29	-
Equity compensation plans not approved by security holders **	4,225	$125.10	-
Equity compensation plans not approved by security holders ***	54,490	$5.76	-
Equity compensation plans not approved by security holders ****	2,778	$7.02	-
Total	585,630	$16,49	1,164,431

*	In March 2013, our Board adopted a non-employee director’s remuneration policy.

**	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $125.10, vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten year term.

***	In September 2015, our Board approved the grant of non-plan options to our Board members and members of our SAB. These options have an exercise price of $5.76 per share, one third vesting immediately and the balance vest over 8 quarterly installments, have a cashless exercise feature and a six year term.

****	In December 2015, our Board approved the grant of non-plan options to a member of the SAB. The options to the SAB member have an exercise price of $7.02 per share, and vest over a three year period. One third vest after one year and the balance vest over 8 quarterly installments after the first anniversary; these options have a cashless exercise feature and a six year term.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. Following amendments, there are currently 676,637 shares of common stock reserved for issuance under the 2012 Equity Incentive Plan.

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

In connection with the administration of our 2012 Equity Incentive Plan, our Compensation Committee will:

•	determine which employees and other persons will be granted awards under our 2012 Equity Incentive Plan;

•	grant the awards to those selected to participate;

•	determine the exercise price for options; and

•	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2016, we entered into a public relation services agreement with 5W Public Relations, LLC, or the Service Provider, which was amended on October 26, 2016, collectively referred to as the Service Provider Agreement. Pursuant to the Service Provider Agreement, we have the right, at our sole discretion, to issue shares of common stock in lieu of cash consideration. On January 26, 2017, we issued 6,553 shares of our common stock to the Service Provider, in lieu of cash consideration, pursuant to our Amended and Restated 2012 Equity Incentive Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The share and per share numbers in the following discussion reflect a 1-for-18 reverse stock split that we effected on February 26, 2016.

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

We commenced a commercial launch of the free Dario™ application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada, with the goal of collecting customer feedback to refine our longer-term roll-out strategy. We are consistently adding new additional features and functionality in making Dario™ the new standard of care in diabetes data management. We currently have approximately 50,000 installs of our iOS app and over 10,000 installs of our Android app.

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario™ Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct to consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these effort to include Australia as well. In support of these goals, we intend to utilize our funds for the following activities:

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into July 2017 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario™ through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario™ or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

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

Our net loss for the year ended December 31, 2016 and 2015 included finance income in the amount of $260,000 and $571,000, respectively, with connection to the above-mentioned warrants.

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

During the year ended December 31, 2016, total inventory write-off expenses amounted to $315,000.

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

Impairment of production lines. We are required to review our production lines for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2016, we recorded a non-cash charge with respect to an impairment of production equipment in the amount of $269,000.

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

Results of Operations

Comparison of the Year Ended December 31, 2016 to Year Ended December 31, 2015

Revenues

Revenues for the year ended December 31, 2016 amounted to $2,803,000, compared to $823,000 during the year ended December 31, 2015.

Revenues generated during the year ended December 31, 2016 were derived mainly from the sales of Dario™’s components, including the Smart Meter itself, through direct sales to consumers located mainly in the United states through our on-line store and through distributors. This increase in revenues is attributable to additional commercialization and launch of sales in 2016.

Cost of Revenues and ramp up of manufacturing

During the years ended December 31, 2016 and 2015, we recorded costs related to revenues and ramp up of manufacturing in the amount of $3,364,000 and $1,678,000, respectively. The increase in cost of revenues and ramp up of manufacturing was mainly due to the increase in the quantities of products sold during 2016. In addition, in 2016 we recorded an amount of $269,000 in a separate line item due to an impairment of one of our production lines that we do not plan to use in the future, due to its high manufacturing costs.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses decreased by $411,000 to $2,154,000 for the year ended December 31, 2016 compared to $2,565,000 for the year ended December 31, 2015. This decrease was mainly due to decreases in stock-based compensation expenses, development costs and other costs.

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

Sales, Marketing and Pre-production Costs

Our sales, marketing and pre-production costs increased by $3,409,000 to $4,739,000 for the year ended December 31, 2016 compared to $1,330,000 for the year ended December 31, 2015. This increase was mainly due to the increase in our expenses on digital marketing campaigns primarily in the U.S. since we commenced sales in the U.S. in March 2016.

Sales and marketing expenses consist mainly of payroll expenses, trade show expenses, customer support expenses and on-line marketing campaigns.

General and Administrative Expenses

Our general and administrative expenses increased by $430,000 to $3,378,000 for the year ended December 31, 2016 compared to $2,948,000 for the year ended December 31, 2015. The increase is mainly due to an increase in payroll expenses, patent registration expenses and professional expenses offset partially by a reduction in stock-based compensation expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

 Finance Income (expenses), net

Our finance income, net, decreased by $342,000 to $214,000 for the year ended December 31, 2016 compared to $556,000 for the year ended December 31, 2015. Finance income includes mainly the results of revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented as fair value for each reporting period.

Net loss

Net loss for the year ended December 31, 2016 was $10,887,000. Net loss for the year ended December 31, 2015 was $7,142,000. The increase from 2015 was mainly due to the increase in our sales and marketing effort in the United States through our digital marketing campaigns.

Net operating loss carryforwards

We had U.S. federal net operating loss carryforwards of approximately $9,756,000 at December 31, 2016. This loss carryforwards expire principally beginning in 2031 through 2035.

Our Israeli subsidiary has accumulated net operating losses for Israeli income tax purposes as of December 31, 2016 in the amount of approximately $6,961,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

Liquidity and Capital Resources

As of December 31, 2016, we had approximately $1,093,000 in cash and cash equivalents compared to $2,671,000 at December 31, 2015.

We have experienced cumulative losses of $55,000,000 from inception (August 11, 2011) through December 31, 2016, and have a stockholders’ deficiency of $6,541,000 at December 31, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $38,800,000 as of December 31, 2016, approximately $2,000,000 of which was raised during February and March 2015 pursuant to a private placement, or the February 2015 Private Placement, pursuant to which we issued 627,035 shares of our common stock and warrants to purchase an aggregate of 313,538 shares of our common stock, $453,000 which was raised following the entry on May 15, 2015 into warrant exercise and replacement agreements, or the Exercise and Replacement Agreements, with certain of the investors and the placement agent, or the Buyers, in our February 2015 Private Placement. The purpose of the Exercise and Replacement Agreements was to induce the exercise of the warrants issued in the February 2015 Private Placement, or the Warrants, into 106,881 shares of our common stock at an exercise price of $4.32 per share. In connection with the Exercise and Replacement Agreements and the exercise of the Warrants, we issued to the Buyers additional warrants to purchase an aggregate of 106,881 shares of our common stock at an exercise price of $4.32 per share. In connection with the issuance of the Warrants to purchase an aggregate of 106,881 shares of our common stock we recorded in the second quarter of 2015 a deemed dividend in the amount of $154,000.

In July and August 2015, we consummated a private placement, or the July 2015 Private Placement, pursuant to which we issued 463,960 shares of our common stock, Series A Warrants to purchase 231,987 shares of our common stock at an exercise price of $6.30 per share and Series B Warrants to purchase 231,987 shares of our common stock at an exercise price of $7.20 per share for an aggregate gross consideration of approximately $2,500,000. With respect to the July 2015 Private Placement our issuance costs were approximately $181,000 ($122,000 out of which related to commissions and fees of the placement agent). In addition, we agreed to grant to the placement agent 2,778 restricted shares of our common stock, to the placement agent and a selected dealer an aggregate of 49,910 warrants at exercise prices of $5.40, $6.30 and $7.20 per share, and to certain finders that assisted with the July 2015 Private Placement 13,630 restricted shares of our common stock, 20,793 non-plan stock options to purchase 20,793 shares of common stock and 34,424 warrants at exercise prices of $6.30 and $7.20 per share.

On November 19, 2015, we consummated a private placement, or the November 2015 Private Placement, pursuant to which we issued 424,919 shares of common stock and warrants exercisable for an aggregate of 424,919 shares of common stock for an aggregate gross consideration of approximately $2,300,000. The warrants issued in the November 2015 Private Placement consisted of a Series A warrant to purchase 0.7 shares of our common stock, immediately exercisable at an exercise price of $6.66 per share and expiring 16 months from the date of the closing and a Series B warrant to purchase 0.3 shares of common stock, immediately exercisable at an exercise price of $7.74 per share and expiring 36 months from the date of the closing. In connection with the November 2015 Private Placement we agreed to issue to certain finders 21,304 restricted shares of common stock, 24,424 non-plan stock options to purchase 24,424 shares of common stock and 45,730 warrants subject to the same terms as those issued to investors.

On December 24, 2015, we consummated a private placement, or the December 2015 Private Placement, pursuant to which we issued 81,222 shares of common stock and a warrant exercisable for an aggregate of 81,222 shares of common stock for an aggregate gross consideration of approximately $500,000. The warrant issued in the December 2015 Private Placement consisted of a warrant to purchase shares of our common stock, immediately exercisable at an exercise price of $6.16 per share and expiring 6 months from the date of the closing.

On March 3, 2016, we conducted a public offering, pursuant to which we issued 1,333,333 shares of common stock and warrants exercisable for an aggregate of 1,333,333 shares of common stock for an aggregate net consideration of $5,038,000.

Concurrently with our public offering, on March 3, 2016, we conducted a concurrent private placement pursuant to which we issued 555,555 units, with each unit consisting of one share of common stock and one warrant to purchase 1.2 shares of common stock, such that an aggregate of 555,555 shares of common stock and a warrant to exercisable for an aggregate of 666,666 shares of common stock was issued and sold for an aggregate net consideration of approximately $2,500,000.

On January 9, 2017, we commenced a private placement offering of up to $5,100,000 consisting of up to 1,821,437 shares of common stock and warrants to purchase up to 1,821,437 shares of common stock. The warrants are exercisable after the six month anniversary of each respective closing and will expire on the 5 year anniversary of their issuance. On January 9, 2017, we held the initial closing of the offering with a lead investor and an additional investor and issued and sold 1,113,922 shares of Common Stock and Warrants to purchase 1,113,922 shares of common stock for aggregate gross proceeds of approximately $3,100,000. On January 11, 2017, we entered into securities purchase agreements with 18 investors for the future issuance and sale of 707,515 shares of common stock and warrants to purchase 707,515 shares of common stock, provided that the issuance and sale of such securities shall only occur upon our obtaining stockholder approval, pursuant to Nasdaq rules. On March 9, 2017, following receipt of stockholder approval, we issued and sold 707,515 shares of common stock and warrants to purchase 707,515 shares of common stock to the 18 investors.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2016	2015
	$	$
Cash used in operating activities:	(8,379,000)	(6,277,000)
Cash used in investing activities:	(947,000)	(113,000)
Cash provided by financing activities:	7,748,000	7,608,000
	(1,578,000)	1,218,000

Net cash used in operating activities

Net cash used in operating activities was $8,379,000 for the year ended December 31, 2016 compared to $6,277,000 used in operations for the same period in 2015. Cash used in operations increased mainly due to increase in our sales and marketing activities in promoting our product sales.

Net cash used in investing activities

Net cash used in investing activities was $947,000 for the year ended December 31, 2016 compared to $113,000 for the year ended December 31, 2015. Cash used in investing activities increased mainly due to investment in manufacturing facilities to support the increase in sales.

Net cash provided by financing activities

Net cash provided by financing activities was $7,748,000 for the year ended December 31, 2016 compared to $7,608,000 for the year ended December 31, 2015. During the year ended December 31, 2016, we raised net proceeds in an amount of $7,748,000, of which $7,538,000 was raised through our March 2016 Public and Private offerings. In addition, we raised $210,000 in January 2016 through our Warrant Exercise.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2016 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period (U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-3 years
Operating Lease Obligations	$360	$250	$110
Purchasing Obligations	1,356	1,356	-

Total contractual cash obligations	$1,716	$1,606	$110

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), “Presentation of Financial Statements-Going Concern” (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2017.  Early application is permitted and should be applied prospectively.   We do not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of each employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.

The new standard is effective for us beginning January 1, 2017. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2016, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Name	Age	Position(s)
Erez Raphael	44	Chairman of the Board of Directors and Chief Executive Officer
Zvi Ben David	56	Chief Financial Officer, Treasurer and Secretary
Malcolm Hoenlein	73	Director
Dennis M. McGrath	60	Director
Prof. Richard B. Stone	74	Director
Rami Yehudiha	47	Director
Hila Karah	48	Director
Yalon Farhi	55	Director
Allen Kamer	46	Director
Yossi Bahagon	47	Director

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

Yalon Farhi has been a director of our company since May 31, 2016. Since 1998, Mr. Farhi, a Colonel in the Israeli Defense Forces (reserves), has served as a motivational lecturer and educator at Bnei-David Institutions, a pre-army and post-army educational program in Israel. From 1998 to January 2016, Mr. Farhi worked as an administrative manager for El-Ami, a non-governmental organization in Israel. Previously, from 1988 to 1992, Mr. Farhi served as a private security consultant to several security companies in Israel. In addition, for the past thirty years, Mr. Farhi has been the owner of a private gardening and land development services company based in Israel. Mr. Farhi received a degree in Education Studies and holds a Teaching Certificate from the Moreshet Yaacov College in Jerusalem. We believe Mr. Farhi is qualified to serve on our Board of Directors because of his business expertise and experience.

Allen Kamer  has been a director of our company since February 28, 2017. Since September 2016, Mr. Kamer serves as a managing partner at OurCrowd, a digital health fund. From January 2014 until June 2016, Mr. Kamer served as Chief Commercial Officer, or CCO, of Optum Analytics, a division within Optum, Inc., United Healthcare’s health services unit. Optum Analytics was focused on converting health information to health intelligence and delivering solutions that improve care delivery, quality and cost-effectiveness. As the CCO, Mr. Kamer led the group’s commercialization efforts of analytics software products and solutions, including the award-winning Optum OneTM, to U.S. provider and payer organizations. In July 2008,, Mr. Kamer was co-founder of the Humedica Inc., which was acquired by United Healthcare in January 2013. As co-founder, Mr. Kamer helped lead efforts to raise capital, hire the management team, and launch the business. Mr. Kamer led Corporate Development & Marketing at Humedica, Inc., and was responsible for formulating and managing the company’s strategic partnerships, all marketing & branding activities, and new business opportunities. Mr. Kamer has a B.A. form Brandeis University. We believe Mr. Kamer is qualified to serve on our Board of Directors because of his business expertise and experience with life sciences companies.

Yossi Bahagon has been a director of our company since February 28, 2017. Since July 2016, Mr. Bahagon has served as a managing partner at OurCrowd, a digital health fund. From March 2013 until June 2016 he served as the CEO of Luminox Health Ltd., a consulting and management company in the field of digital health. From September 2008 until August 2012, he founded and served as manager of the digital health wing of Clalit Health Services the largest HMO in Israel, and prior to that, from August 2005 until September 2008 he founded and managed the medical informatics department of Clalit health services. From April 2007 until 2012, he also served as a lecturer in the field of evidence based medicine and biomedical informatics at the at the Hadassah University Medical School and at the Ben Gurion University medical school. Mr. Bahagon has an M.D. degree from the Hebrew University, Hadassah Medical School, and a diploma from the Oregon Health & Science University, Department of Medical Information & Clinical Epidemiology. We believe Mr. Bahagon is qualified to serve on our Board of Directors because of his business expertise and experience with life sciences companies.

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

Board Composition

Our business is managed under the direction of our Board of Directors. Our Board of Directors currently consists of nine members.

Under the terms of the Securities Purchase Agreement of the September 2014 Private Placement, for so long as David Edery or his controlled affiliates held 25%, 15% and 10% of the outstanding shares of our common stock, Mr. Edery had the right to nominate, respectively, three, two or one member of our seven-member Board of Directors. Mr. Edery has waived his director nomination rights effective February 28, 2016. Mr. Yehudiha and Ms. Karah were appointed to our Board of Directors as nominees of Mr. Edery.

Under the terms of the Securities Purchase Agreement relating to our January 2017 Private Placement, our lead investor in the offering, OurCrowd Digital Health L.P., is entitled to appoint two members to our Board of Directors with such Board designees to serve on the Company’s Nominating and Corporate Governance Committee. Messrs. Kamer and Bahagon were appointed to our Board of Directors as nominees of OurCrowd.

Except for the foregoing, there are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Except for the appointment of Yalon Farhi, whose nomination was suggested by Shmuel Farhi, a significant stockholder of the company and a cousin of Yalon Farhi, there are no family relationships between any of our directors or executive officers.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

Our Audit Committee is comprised of Messrs. Hoenlein, McGrath and Stone, each of whom is an independent director. Mr. McGrath is the Chairman of the Audit Committee. Mr. McGrath is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Compensation Committee

Our Compensation Committee is comprised of Messrs. Hoenlein, McGrath and Yehudiha and Ms. Karah. Mr. Hoenlein is the Chairman of the Compensation Committee. Under the terms of the Securities Purchase Agreement in our September 2014 Private Placement, we agreed to appoint two nominees of our lead investor, David Edery, to the Compensation Committee. Both Mr. Yehudiha and Ms. Karah are nominees of Mr. Edery.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Prof. Stone and Messrs. Kamer, Bahagon and Yehudiha. Prof. Stone is the Chairman of the Nominating and Corporate Governance Committee.

Under the terms of the Securities Purchase Agreement in our September 2014 Private Placement, we agreed to appoint two nominees of our lead investor, David Edery to the Nominating and Corporate Governance Committee. Mr. Yehudiha is the current nominee of Mr. Edery serving on this committee. In addition, under the terms of the Securities Purchase Agreement relating to our January 2017 Private Placement, our lead investor in the offering, OurCrowd Digital Health L.P., is entitled to appoint two members to our Board of Directors with such Board designees to serve on the Company’s Nominating and Corporate Governance Committee. Messrs. Kamer and Bahagon were appointed to our Board of Directors as nominees of OurCrowd.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Prof. Stone, Messrs. Hoenlein, Yehudiha, Kamer, Bahagon and McGrath and Ms. Karah are “independent directors” as defined in the NASDAQ Listing Rules and Rule 10A-3 promulgated under the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for (i) the Form 4 filed by Erez Raphael on August 17, 2016, (ii) the Form 4 filed by Zvi Ben-David on March 14, 2016 and August 17, 2016, (iii) the Form 4s filed by Richard Stone on March 14, 2016, March 30, 2016 and August 17, 2016, (iv) the Form 4s filed by Hila Karah on March 14, 2016 and August 17, 2016, (v) the Form 3s filed by Shmuel Farhi on April 28, 2016, (vi) the Form 4 filed by Dennis McGrath on August 17, 2016, (vii) the Form 4 filed by Rami Yehudiha on August 17, 2016, and (viii) the Form 4 filed by Malcolm Hoenlein on August 17, 2016, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		Option Awards ($)**		Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)
Erez Raphael (Chairman and Chief Executive Officer)***	2016	$128,953	(1)	$100,000	(2)	$118,828	(3)					$72,642	(5)	$420,423
	2015	$113,802	(1)	—		$541,813	(3)	$608,053	(4)	—	—	$69,388	(5)	$1,333,057
Zvi Ben David (Chief Financial Officer)	2016	$110,978	(6)			$76,649	(7)					$32,279	(9)	$219,907
	2015	$89,769	(6)	—		$32,146	(7)	$155,060	(8)	—	—	$27,688	(9)	$304,663

*	Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2016, computed in accordance with the provisions of ASC 718 “Compensation - Stock Compensation”, or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.
***	Since August 2013, Mr. Raphael has served as Chief Executive Officer and since November 2014 as Chairman of the Board of Directors.
(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael is was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016 his monthly salary was increased to NIS 80,000 (approximately $20,834 per month). During 2015 and 2016, Mr. Raphael agreed to a waiver of 16% and 42% respectively, of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(2)	On March 2016, Mr. Raphael was paid a bonus of $100,000 following the successful completion of the public offering.
(3)	On August 27, 2015, Mr. Raphael was granted 2,924 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to September 2015. On October 7, 2015, Mr. Raphael was granted 1,889 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2015, on September 3, 2015, Mr. Raphael was granted 84,452 shares of our common stock under our 2012 Equity Incentive Plan, and
On January 27, 2016, Mr. Raphael was granted 1,364 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2016. On June 23, 2016, Mr. Raphael was granted 7,089 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to June 2016, On August 1, 2016, Mr. Raphael was granted 7,688 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from July to September 2016, On January 10, 2017, Mr. Raphael was granted 11,205 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2016.
(4)	Mr. Raphael, upon his nomination as the Chief Executive Officer of our company, was granted 3,334 options pursuant to our 2012 Equity Incentive Plan. The options granted vested as follows: 1,667 vested on August 29, 2013 (grant date) and 1,667 vested on August 30, 2014. During 2014, Mr. Raphael was granted an additional 889 and 4,667 options which vest over a period of 2 years commencing January 7, 2014 and July 7, 2014, respectively. During 2015, Mr. Raphael was granted 168,904 options to purchase shares of our common stock. 56,302 of such options are immediately vested and the balance shall vest in eight equal quarterly installments from the grant date during a two year period. We may grant Mr. Raphael additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(5)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(6)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $7,996) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $9,995) per month, and commencing April 1, 2016 his monthly salary was updated to NIS 60,000 (approximately $15,625). During 2015 and 2016, Mr. Ben David agreed to a waiver of 21.9% and 35.2% respectively of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(7)	On August 27, 2015, Mr. Ben David was granted 3,801 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to September 2015. On October 7, 2015, Mr. Ben David was granted 1,717 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2015. On January 27, 2016, Mr. Ben David was granted 1,736 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2016.

On June 23, 2016, Mr. Ben David was granted 4,135 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to June 2016, On August 1, 2016, Mr. Ben David was granted 4,485 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from July to September 2016, On January 10, 2017, Mr. Ben David was granted 6,536 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2016.

On March 31, 2016 Mr. Ben David was granted 20,000 shares of our common stock under our 2012 Equity Incentive Plan as bonus for the successful completion of the public offering in march 2016.

(8)	During 2015, Mr. Ben David was granted 43,073 options to purchase shares of our common stock. 14,358 of such options are immediately vested and the balance shall vest in eight equal quarterly installments from the grant date during a two year period. We may grant Mr. Ben David additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(9)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.

All compensation awarded to our executive officers were independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and Chairman of our Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 80,000 (approximately $20,834 per month). During 2015 and 2016, Mr. Raphael agreed to a waiver of 16% and 42% respectively of his cash salary according to our salary program pursuant to which Mr. Raphael shall receive compensation shares of restricted common stock as consideration for cash salary waived. Mr. Raphael’s employment agreement may be terminated by either party at will upon 180 days prior written notice or terminated by us or for cause, as defined under the employment agreement. In the event the employment agreement is terminated by us at will, Mr. Raphael shall be entitled to receive 6 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Raphael will only be entitled to severance payment under applicable Israeli severance law. Mr. Raphael’s employment agreement also includes a one year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions to us. Under the terms of the agreement, Mr. Raphael is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances.

On August 27, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 2,924 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $17,091 salary otherwise payable to Mr. Raphael from April to September 2015.

On September 3, 2015, our Board of Directors approved the issuance to Mr. Raphael of 84,452 shares of our common stock under our 2012 Equity Incentive Plan and to grant to Mr. Raphael 168,904 options to purchase shares of our common stock for an exercise price of $5.76 per share. 56,302 of such options are immediately vested and the balance will vest in eight equal quarterly installments from the grant date during a two year period.

On October 7, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 1,889 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $10,917 salary otherwise payable to Mr. Raphael from October to December 2015.

On January 27, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 1,364 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $10,637 salary otherwise payable to Mr. Raphael from January to March 2016.

On June 23, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 7,089 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $36,185 salary otherwise payable to Mr. Raphael from April to June 2016.

On August 1, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 7,688 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $36,045 salary otherwise payable to Mr. Raphael from July to September 2016.

On January 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 11,205 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $35,961 salary otherwise payable to Mr. Raphael from October to December 2016.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $7,996) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $9,995) . Commencing April 1, 2016 Mr. Ben David’s Salary was updated to NIS 60,000 (approximately $15,625) per month. During 2015 and 2016 , Mr. Ben David agreed to a waiver of 21.9% and 35.2% respectively of his cash salary according to our salary program pursuant to which Mr. Ben David shall receive compensation shares of restricted common stock as consideration for cash salary waived.

Mr. Ben David's employment agreement may be terminated by either party at will upon 90 days prior written notice or terminated by us for cause, as defined under the employment agreement. In the event the employment agreement is terminated by us at will, Mr. Ben David shall be entitled to receive 6 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us at will, Mr. Ben David shall be entitled to receive 90 days of severance plus any required severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Ben David will only be entitled to severance payment under applicable Israeli severance law.The employment agreement also includes a twelve month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions to the company. Under the terms of the employment agreement, Mr. Ben David is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and mobile phone allowances.

On August 27, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 3,801 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $22,222 salary otherwise payable to Mr. Ben David from March to September 2015.

On September 3, 2015, the Board of Directors approved a grant to Mr. Ben David of 43,073 options to purchase shares of our common stock for an exercise price of $5.76 per share. 14,358 of such options are immediately vested and the balance will vest in eight equal quarterly installments from the grant date during a two year period.

On October 7, 2015, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1,717 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $9,925 salary otherwise payable to Mr. Ben David from October to December 2015.

On January 27, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1,736 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $13,538 salary otherwise payable to Mr. Ben David from January to March 2016.

On March 31, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 20,000 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued as a bonus for the successful completion of the public offering in March 2016.

On June 23, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 4,135 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $21,108 salary otherwise payable to Mr. Ben David from April to June 2016.

On August 1, 2016, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 4,485 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $21,026 salary otherwise payable to Mr. Ben David from July to September 2016.

On January 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 6,536 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $20,977 salary otherwise payable to Mr. Ben David from October to December 2016.

Outstanding Equity Awards at December 31, 2016

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Erez Raphael (Chairman and Chief Executive Officer)	2,001	-		-	$121,50	March 14, 2023
	223	-		-	$270.00	June 5, 2023
	3,334	-		-	$240.30	August 28, 2023
	889			-	$166.50	January 6, 2024
	4,667			-	$88.20	July 6, 2024
	140,754	28,150	(1)		$5.76	September 3, 2021

Zvi Ben David (Chief Financial Officer, Secretary and Treasurer)	35,894	7,179	(2)		$5.76	September 3, 2021

Total Option Shares	187,762	35,329

(1)	Following vesting of 56,302 options on September 3, 2015, vests in 8 equal quarterly installments commencing December 3, 2015.

(2)	Following vesting of 14,358 options on September 3, 2015, vests in 8 equal quarterly installments commencing December 3, 2015.

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

Stock and Option Awards

Up through September 2015, both the Annual Directors Options as well as the one-time options granted were not issued under our 2012 Equity Incentive Plan.

On April 3, 2015, our Board of Directors approved a compensation plan under which the executive officers have been granted the authority (in their discretion from time to time with the concurrence of the impacted individuals, and subject to applicable laws, rules and regulations) to cause the issuance of shares of common stock to our directors, officers and employees as consideration for a reduction in cash salary or fees owed to such individuals. For that purpose a pool of up to 122,222 shares of common stock is reserved under a shares for salary program.

On April 20, 2015, 4,931, 4,975 and 12,323 shares were respectively issued to Prof. Stone, Mr. McGrath and Mr. Hoenlein in lieu of $23,988, $24,201 and $61,500 fees otherwise payable to each of Prof. Stone for the period from July 7, 2014 to March 31, 2015, Mr. McGrath for the period from November 12, 2013 to March 31, 2015 and Mr. Hoenlein for the period from October 1, 2013 to March 31, 2015.

On August 13, 2015, 1,707 shares were issued to each of Prof. Stone, Mr. Hoenlein and Mr. McGrath in lieu of $10,250 in fees otherwise payable to each of them for the period from April 1, 2015 to June 30, 2015.

On August 27, 2015, the Compensation Committee of our Board of Directors approved the issuance to Ms. Karah and Mr. Yehudiha 3,507 and 5,397 shares of our common stock under our 2012 Equity Incentive Plan, respectively. Such shares were issued in lieu of $20,500 and $31,549 of fees, respectively, otherwise payable to each of Ms. Karah for the period from January 2015 to June 2015 and Mr. Yehudiha, for the period from September 23, 2014 to June 30, 2015.

On September 3, 2015, our Board of Directors approved a grant of an aggregate of 76,000 options to our non-employee directors. These options have an exercise price of $5.76 per share. 25,335 of such options are immediately vested and the balance shall vest in quarterly arrears.

On October 6, 2015, 1,781 shares were issued to each of Prof. Stone, Mr. Hoenlein and Mr. McGrath, in lieu of $10,250 in fees otherwise payable to each of them for the period from July 1, 2015 to September 30, 2015.

On October 7, 2015, the Compensation Committee of our Board of Directors approved the issuance to each of Ms. Karah and Mr. Yehudiha of 1,773 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Ms. Karah and Mr. Yehudiha for the period from July 1, 2015 to September 30, 2015.

On January 3, 2016, 1,349 shares were issued to each of Prof. Stone, Mr. Hoenlein and Mr. McGrath in lieu of $10,250 in fees otherwise payable to each of them for the period from October 1, 2015 to December 31, 2015 (this grant included a correction to the grant made on October 6, 2015).

On January 3, 2016, the Compensation Committee of our Board of Directors approved the issuance to each of Ms. Karah and Mr. Yehudiha of 1,351 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Ms. Karah and Mr. Yehudiha for the period from October 1, 2015 to December 31, 2015.

On June 19, 2016, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 2,008 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from January 1, 2016 to March 31, 2016.

On July 27, 2016, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 2,186 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from April 1, 2016 to June 30, 2016.

On January 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 6,388 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $20,500 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from July 1, 2016 to December 31, 2016. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Farhi of 4,544 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued inliew of $14,583.33 in fees otherwise payable to Mr. Farhi for the period June 1, 2016 to December 31, 2016Compensation Committee Review

The Compensation Committee shall, if it deems necessary or prudent in its discretion, reevaluate and approve in January of each such year (or in any event prior to the first board meeting of such fiscal year) the cash and equity awards (amount and manner or method of payment) to be made to non-employee directors for such fiscal year. In making this determination, the Compensation Committee shall utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to independent directors of our peer group.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2016:

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards		Option Awards ($)*		Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation ($)	Total ($)
Malcolm Hoenlein	2016	$-	$41,000	(1)	$-	(2)	$-	$-	$-	$41,000

Dennis McGrath	2016	$-	$41,000	(3)	$-	(4)	$-	$-	$-	$41,000

Prof. Richard B. Stone	2016	$-	$41,000	(5)	$-	(6)	$-	$-	$-	$41,000

Rami Yehudiha	2016	$-	$41,000	(7)	$-	(8)	$-	$-	$-	$41,000

Yalon Farhi	2016	$-	$14,583	(9)	$-	(10)	$-	$-	$-	$14,583

Hila Karah	2016	$-	$41,000	(11)	$-	(12)	$-	$-	$-	$41,000

*	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2016, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.
**	On February 23, 2015, Dr. Kash resigned from the Board of Directors.
(1)	21,354 stock awards are outstanding as of December 31, 2016.
(2)	19,646 option awards are outstanding as of December 31, 2016.
(3)	14,006 stock awards are outstanding as of December 31, 2016.
(4)	17,145 option awards are outstanding as of December 31, 2016.
(5)	13,962 stock awards are outstanding as of December 31, 2016.
(6)	16,867 option awards are outstanding as of December 31, 2016.
(7)	12,715 stock awards are outstanding as of December 31, 2016.
(8)	15,200 option awards are outstanding as of December 31, 2016.
(9)	No stock awards are outstanding as of December 31, 2016.
(10)	No option awards are outstanding as of December 31, 2016.
(11)	10,825 stock awards are outstanding as of December 31, 2016.
(12)	15,200 option awards are outstanding as of December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2017 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o DarioHealth Corp., 9 Halamish Street, Caesarea Industrial Park, 3088900, Israel.

		Percent of
	Shares of Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	1,896,805	21.7%
Zvi Ben David (3)	579,913	7.1%
Malcolm Hoenlein (4)	46,188	*
Dennis M. McGrath (5)	36,339	*
Prof. Richard B. Stone (6)	221,896	2.8%
Rami Yehudiha (7)	33,103	*
Hila Karah (8)	36,991	*
Yalon Farhi(9)	7,144	*
Allen Kamer(10) (12)	892,858	11.2%
Yossi Bahagon(11) (12)	892,858	11.2%
All Executive Officers and Directors as a group (9 persons)	3,751,237	44.7%
5% Stockholders
OurCrowd Digital Health L.P.(12)	892,858	11.2%
Shmuel Farhi (13)	690,870	8.5%
Ben Farhi(14)	474,446	5.8%
Shehnee Lawrence Farhi(15)	507,444	6.2%

*	Less than 1%.

(1)	Percentage ownership is based on 7,976,521 shares of our common stock outstanding as of March 22, 2017 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the such date.
(2)	Includes 163,798 vested options and 2,224 warrants to purchase Common Stock. Excludes 159,384 options which are not vested. Also includes 757,509 shares of our Common Stock and 611,943 warrants to purchase Common Stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 7 B'Chshvan St No. 8, Ramat HaSharon, Israel.
(3)	Includes 38,545 vested options to purchase common stock and 168,753 warrants to purchase common stock. Excludes 36,351 options which are not vested.
(4)	Includes 18,446 vested options to purchase common stock. Excludes 17,207 options which are not vested.
(5)	Includes 15,945 vested options to purchase common stock. Excludes 17,207 options which are not vested.
(6)	Includes 51,545 warrants to purchase common stock, and 15,667 vested options to purchase common stock. Excludes 17,207 options which are not vested.
(7)	Includes 14,000 vested options to purchase common stock. Excludes 17,207 options which are not vested.
(8)	Includes 14,000 vested options to purchase common stock. Excludes 17,207 options which are not vested.
(9)	Includes 2,600 vested options to purchase common stock. Excludes 28,607 options which are not vested.
(10)	Mr. Kamer is a Managing Partner of OurCrowd Digital Health L.P. and therefore the securities held by OurCrowd Digital Health L.P. may be deemed to be beneficially owned by Mr. Kamer. Mr. Kamer disclaims beneficial ownership of the securities owned by OurCrowd Digital Health L.P. except to the extent of his pecuniary interest therein.
(11)	Mr. Bahagon is a Managing Partner of OurCrowd Digital Health L.P. and therefore the securities held by OurCrowd Digital Health L.P. may be deemed to be beneficially owned by Mr. Bahagon. Mr. Bahagon disclaims beneficial ownership of the securities owned by OurCrowd Digital Health L.P. except to the extent of his pecuniary interest therein.

(12)	Based solely on information contained in the filed Schedule 13G filed with the SEC on January 27, 2017, reporting beneficial ownership of OurCrowd Digital health L.P.. Includes 892,858 warrants to purchase Common Stock issued to OurCrowd Digital health L.P. OurCrowd Digital health L.P address is 28 Hebron Rd., Jerusalem 918001, Israel.
(13)	Based on information contained in the filed Schedule 13D filed with the SEC on June 3, 2016, reporting beneficial ownership of Mr. Shmuel Farhi and the Securities Purchase Agreement executed by and between Mr. Shmuel Farhi dated January 9, 2017. Includes 111,127 warrants to purchase Common Stock issued to Mr. Shmuel Farhi. Mr. Shmuel Farhi’s address is 484 Richmond St., London, England, N6A 3E6.
(14)	Based solely on information contained in the filed Schedule 13G filed with the SEC on June 14, 2016, reporting beneficial ownership of Mr. Ben Farhi. Includes 213,334 warrants to purchase common stock issued to Mr. Ben Farhi. Mr. Ben Farhi’s address is 90 St. Bees St., London, Ontario, Canada
(15)	Based solely on information contained in the filed Schedule 13G filed with the SEC on June 14, 2016, reporting beneficial ownership of Ms. Farhi. Includes 195,689 warrants to purchase Common Stock issued to Ms. Farhi. Ms. Farhi’s address is 413 Grangeover Crt., London, Ontario, Canada

Item 13.	Certain Relationships and Related Party Transactions

Executive Officers and Directors

We have entered into employment and consulting agreements and granted stock awards to our executive officers and directors as more fully described in “Executive Compensation” above.

Executive Officers and Directors

We have entered into employment agreements and granted stock awards to our executive officers as more fully described in “Executive Compensation” above.

September 2014 Private Placement

On September 23, 2014, we entered into and closed the transactions contemplated by a definitive Securities Purchase Agreement. The lead investor in the financing memorialized in such agreement was Dicilyon Consulting and Investment Ltd. (“Dicilyon”), an affiliate of Israeli investor David Edery who invested $3 million in the private placement purchasing 1,667 shares of our Series A Convertible Preferred Stock (which converted into 525,564 shares of our Common Stock on March 8, 2016 in conjunction with a closing of our public offering) and 231,248 warrants to purchase Common Stock following the entry into a warrant replacement agreement with Dicilyon whereby Dicilyon replaced 210,226 warrants issued in 2014 which contained a net settlement cash feature and liquidated damages penalties with 231,248 warrants which contain a standard anti-dilution clause, both groups of warrants with an exercise price of $8.559 per share and exercisable until September 23, 2018. Pursuant to the Securities Purchase Agreement, Mr. Edery and his controlled affiliates were granted certain special rights, including, among other things, (i) a two year pre-emptive right to participate in our future financings, subject to certain exceptions, in an amount which would allow Mr. Edery to maintain his fully-diluted percentage ownership of the Company, and (ii) a right that, for so long as Mr. Edery holds 25%, 15% and 10% of the outstanding shares of Common Stock, Mr. Edery shall have the right to appoint, respectively, three, two or one member of our seven person Board of Directors. The preemptive rights were waived in connection with the March 2016 public offering and Mr. Edery has waived his director nomination rights effective February 28, 2016. In connection with the closing of the transactions contemplated by the Securities Purchase Agreement, Mr. Edery’s company appointed Rami Yehudiha to serve as a member of the Board of Directors and on November 18, 2014, Mr. Edery’s company exercised its right to appoint two members to the Board of Directors by requesting that Dr. Oren Fuerst and Dr. Steven A. Kaplan resign from the Board of Directors. Accordingly, Dr. Kaplan resigned from the Board of Directors effective as of November 21, 2014 and Dr. Fuerst resigned from the Board of Directors effective as of November 23, 2014. On November 23, 2014, the remaining members of the Board of Directors acted by unanimous written consent to name two appointees of Mr. Edery’s company, Dr. Peter M. Kash and Ms. Hila Karah, as members of the Board of Directors. On February 25, 2015, Dr. Peter M. Kash resigned from his position as a member of the Board of Directors for personal reasons. On June 15, 2015, both Mr. Yehudiha and Ms. Karah were elected to our Board of Directors by our shareholders. On March 1, 2016, Dicilyon irrevocably granted voting and dispositive power over our shares held by it to Erez Raphael, our Chairman and Chief Executive Officer.

January 2017 Private Placement

On January 9, 2017, we held the initial closing of our private placement offering with OurCrowd Digital Health L.P., the lead investor, and an additional investor, and issued and sold an aggregate of 1,113,922 shares of common stock and warrants to purchase 1,113,922 shares of our common stock. Pursuant to the terms of the securities purchase agreement with OurCrowd Digital Health L.P., we granted OurCrowd Digital Health L.P. the right to nominate two individuals to the our Board of Directors for so long as the investor holds 13% and 5% of our outstanding shares of our common stock. We further agreed to permit such designees to serve on our Nominating and Corporate Governance Committee. In addition, we granted OurCrowd Digital Health L.P. the right, for a two year period, to participate in future securities offerings of the Company. On February 28, 2017, OurCrowd Digital Health L.P. appointed Allen Kamer and Yossi Bahagon to serve on our Board of Directors as well as appointed each of Messrs. Kamer and Bahagon to serve on our Nominating and Corporate Governance Committee.

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

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2016 and December 31, 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2016	December 31, 2015
Audit Fees	$83,000	$83,000
Audited Related Fees	$-	$-
Tax Fees (1)	$16,000	$8,000
All Other Fees (2)	$55,000	$12,000
Total	$154,000	$103,000

(1)	Consists of fees relating to our tax compliance and tax planning.

(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended (19)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (2)
3.3	Bylaws (3)
4.1	Form of Warrant issued to investors in the Company’s 2011-2012 Private Placement (3)
4.2	Warrant for shares of common stock issued to Spencer Trask Ventures, Inc. (3)
4.3	Warrant for shares of common stock issued to Spencer Trask Ventures, Inc. (3)
4.4	Form of Warrant issued to investors in the Company’s August 2012 Private Placement (3)
4.5	Form of Finder Warrant issued in connection with the Company’s October 2012 Private Placement (3)
4.6	Form of Warrant issued to investors in the Company’s May 2013 Private Placement (4)
4.7	Registration Rights Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (5)
4.8	Form of Warrant issued to investors in the Company’s September 2014 Private Placement (6)
4.9	Registration Rights Agreement, dated as of September 24, 2014, by and among the Company and the Purchasers named therein in connection with the Company’s September 2014 Private Placement (6)
4.10	Form of Series A Warrant issued to investors in the Company’s February 2015 Private Placement (14)
4.11	Form of Series B Warrant issued to investors in the Company’s February 2015 Private Placement (14)
4.12	Registration Rights Agreement, dated as of February 25, 2015, by and among the Company and the Purchasers named therein in connection with the Company’s February 2015 Private Placement (14)
4.13	Form of Warrant issued in connection with warrant exercise and replacement agreement (15)
4.14	Form of Series A Warrant issued to investors in the Company’s July 2015 Private Placement (1)
4.15	Form of Series B Warrant issued to investors in the Company’s July 2015 Private Placement (1)
4.16	Form of placement agent common stock warrant issued in the Company’s July 2015 Private Placement (1)
4.17	Form of placement agent Series A warrant issued in the Company’s July 2015 Private Placement (1)
4.18	Form of placement agent Series B warrant issued in the Company’s July 2015 Private Placement (1)
4.19	Form of Warrant issued in connection with warrant replacement agreement (18)
4.20	Form of Series A Warrant issued to investors in the Company’s November 2015 Private Placement (18)
4.21	Form of Series B Warrant issued to investors in the Company’s November 2015 Private Placement (18)
4.22	Form of Warrant issued to investors in the Company’s December 2015 Private Placement (7)
4.23	Warrant Agent Agreement, dated as of March 8, 2016, between LabStyle Innovations Corp. and VStock Transfer, LLC (21)
4.24	Form of Representatives’ Warrant (21)
4.25	Form of Series A Warrant (21)
4.26	Warrant dated January 9, 2017 issued to OurCrowd Digital Health L.P. (22)
4.27	Form of Warrant issued in January 2017 Private Placement (22)
10.1	Employment Agreement, dated October 11, 2012, between LabStyle Israel and Erez Raphael+ (8)
10.2	Amendment to Employment Agreement, dated April 1, 2013, between LabStyle Israel and Erez Raphael+ (8)
10.3	Amendment to Employment Agreement, dated August 30, 2013, between LabStyle Israel and Erez Raphael+ (8)
10.4	Form of Securities Purchase Agreement for the Company’s August 2012 Private Placement (3)
10.5	Addendum to Securities Purchase Agreement, dated February 11, 2013, for the Company’s August 2012 Private Placement (9)

10.6	Form of Subscription Agreement for the Company’s October 2012 private placement (3)
10.7	Distribution Agreement, dated April 25, 2013, by and between the Labstyle Innovation Ltd. and Farla Medical Limited (10)
10.8	Form of Subscription Agreement for the Company’s May 2013 Private Placement (4)
10.9	Securities Purchase Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (5)
10.10	Amendment, dated as of March 20, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (11)
10.11	Form of Amendment and Exchange Agreement, dated August 15, 2014, entered into between the Company and the several investors in the Company’s February 2014 Private Placement (12)
10.12	Securities Purchase Agreement, dated as of September 24, 2014, by and among the Company and the Purchaser named therein in connection with the Company’s September 2014 Private Placement (2)
10.13	Personal Employment Agreement, dated January 8, 2015, between the Company and Zvi Ben David+ (13)
10.14	Securities Purchase Agreement, dated as of February 25, 2015, by and among the Company and the Purchaser named therein in connection with the Company’s February 2015 Private Placement (14)
10.15	Form of Warrant Exercise and Replacement Agreement (15)
10.16	Amended and Restated 2012 Equity Incentive Plan of the Company+(16)
10.20	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s July 2015 Private Placement (1)
10.21	Form of Warrant Replacement Agreement (17)
10.22	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s November 2015 Private Placement (18)
10.23	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s December 2015 Private Placement(7)
10.24	Agreement between the Company, Dicilyon Consulting and Investment Ltd. and David Edery, dated August 10, 2016 (19)
10.25	Form of Warrant Amendment Agreement (20)
10.26	Form of Securities Purchase Agreement for March 2016 Private Placement (21)
10.27	Securities Purchase Agreement between the Company and OurCrowd Digital Health L.P., dated January 9, 2017 (22)
10.28	Form of Registration Rights Agreement by and between the Company and OurCrowd in connection with the Company’s January 2017 Private Placement (22)
10.29	Securities Purchase Agreement between the Company and Shmuel Farhi, dated January 9, 2017 (22)
10.30	Form of Securities Purchase Agreement by and between the Company and the Purchasers named therein in connection with the Company’s January 2017 Private Placement (22)
10.31	Form of Registration Rights Agreement by and between the Company and the Purchasers named therein in connection with the Company’s January 2017 Private Placement (22)
21.1	List of Subsidiaries of the Company (7)
23.1	Consent of Kost Forer Gabbay and Kaiserer*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**
101	Interactive Data File (XBRL)*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2014.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 16, 2013.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2014.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on on February 8, 2016.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2013.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2013.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2013.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 20, 2014.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2015.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2015.
(16)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 19, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2015.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2016.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2016.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 10, 2017.

Item 16.	Form 10-K Summary.

None.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

(Formerly: LABSTYLE INNOVATIONS CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DARIOHEALTH CORP.

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. (the "Company") and its subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 22, 2017	A Member of Ernst & Young Global

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,093	$2,671
Short-term bank deposits	225	80
Trade Receivables	226	-
Inventories	888	601
Other accounts receivable and prepaid expenses	504	935

Total current assets	2,936	4,287

LEASE DEPOSITS	35	41

PROPERTY AND EQUIPMENT, NET	901	749

Total assets	$3,872	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,812	$978
Deferred revenues	-	31
Other accounts payable and accrued expenses	1,113	681

Total current liabilities	2,925	1,690

LIABILITY RELATED TO WARRANTS	7,488	2,610

COMMITMENTS AND CONTINGENT LIABILITIES

CONVERTIBLE PREFERRED SHARES:
Series A Preferred Stock of $0.0001 par value - Authorized: 60,000 shares at December 31, 2016 and 2015; Issued and Outstanding: None and 1,984 shares at December 31, 2016 and December 31, 2015, respectively	-	2,357

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at December 31, 2016 and 2015; Issued and Outstanding: 5,713,383 and 2,911,788 shares at December 31, 2016 and 2015, respectively	6	5
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at December 31, 2016 and 2015; Issued and Outstanding: None at December 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	48,413	41,769
Accumulated deficit	(54,960)	(43,354)

Total stockholders' equity (deficiency)	(6,541)	(1,580)

Total liabilities and stockholders' equity (deficiency)	$3,872	$5,077

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Year ended December 31,
	2016	2015

Revenues	$2,803	$823
Cost of revenues	3,364	1,678
Impairment of production line	269	-

Gross loss	830	855

Operating expenses:
Research and development	$2,154	$2,565
Sales and marketing	4,739	1,330
General and administrative	3,378	2,948

Total operating expenses	10,271	6,843

Operating loss	11,101	7,698

Financial expenses (income), net:
Revaluation of warrants	(260)	(571)
Other financial expense, net	46	15

Total financial expenses (income), net	(214)	(556)

Net loss	$10,887	$7,142

Deemed dividend related to May 2015 exchange agreement	-	154
Deemed dividend related to Series A Preferred Stock exchange agreement	455	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	265	-

Net loss attributable to holders of Common Stock	$11,607	$7,296

Net loss per share:

Basic and diluted loss per share	$2.09	$3.84
Weighted average number of Common Stock used in computing basic and diluted net loss per share	5,202,974	1,897,755

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)
Balance as of December 31, 2014	902,068	$2	$30,761	$(36,058)	$(5,295)
Issuance of Common Stock and warrants in February 2015 at $3.24 per unit, net of issuance cost	627,035	1	1,955	-	1,956
Issuance of Common Stock in July and August 2015 at $5.40 per unit, net of issuance cost	480,368	1	2,324	-	2,325
Issuance of Common stock in November 2015 at $5.40 per unit, net of issuance cost	446,223	1	2,293	-	2,294
Issuance of Common stock in December 2015 at $6.16 per unit, net of issuance cost	81,222	*)-	500	-	500
Issuance of Common Stock in April, August and December 2015 to service provider	16,668	*)-	118	-	118
Issuance of Common Stock in September 2015 to employees as compensation	97,121	*)-	591	-	591
Issuance of Common Stock in September 2015 to service provider	2,778	*)-	16	-	16
Payment for executives and directors under Salary Program	55,474	*)-	304	-	304
Exercise of warrants into Common Stock in May 2015, net of issuance cost	106,881	*)-	453	-	453
Deemed dividend related to inducement of warrant exercise in May 2015	-	-	154	(154)	-
Issuance of warrants related to warrant replacement agreement in November and December 2015	-	-	822	-	822
Receipts on account of shares	-	-	20	-	20
Conversion of Series A Preferred Stock into Common Stock	84,812	*)-	400	-	400
Exercise of warrants	10,804	*)-	60	-	60
Exercise of options	334	*)-	*)-	-	*)-
Stock-based compensation	-	-	998	-	998
Net loss	-	-	-	(7,142)	(7,142)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*) -	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*) -	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*) -	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	210	-	210
Exercise of non plan options	84,106	*) -	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	2,277	-	2,277
Stock-based compensation	-	-	605	-	605
Net loss	-	-	-	(10,887)	(10,887)

Balance as of December 31, 2016	5,713,383	$6	$48,413	$(54,960)	$(6,541)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,887)	$(7,142)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	1,038	1,723
Depreciation	387	335
Write-off of a production line	269	-
Increase in trade receivables	(226)	-
Increase (decrease) in deferred revenues	(31)	7
Decrease (increase) in other accounts receivable and prepaid expenses	406	(649)
Increase in inventories	(287)	(366)
Increase in trade payables	834	292
Increase in other accounts payable and accrued expenses	378	102
Change in the fair value of warrants to purchase shares of Common Stock	(260)	(571)
Loss from disposal of fixed assets	-	(8)

Net cash used in operating activities	(8,379)	(6,277)

Cash flows from investing activities:
Investment in short-term bank deposits	(145)	(282)
Proceeds of maturities of short-term bank deposit	-	285
Investment in lease deposit, net	6	(6)
Purchase of property and equipment	(808)	(110)

Net cash used in investing activities	(947)	(113)

Cash flows from financing activities:
Proceeds from issuance of Common Stocks and warrants, net of issuance cost	7,538	7,075
Proceeds from exercise of options and warrants	210	533

Net cash provided by financing activities	7,748	7,608

Increase (decrease) in cash and cash equivalents	(1,578)	1,218
Cash and cash equivalents at beginning of year	2,671	1,453

Cash and cash equivalents at end of year	$1,093	$2,671

Non-cash investing and financing activities:

Purchase of property and equipment	$-	$27

Classification of liability related to warrants as a result of September 2014 round Replacement Agreement	$-	$822

Conversion of Series A Preferred Stock to Common stock	$2,277	$400

Payment for executives and directors under Salary Program	$154	$304

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. In July 2016, the Company’s Board of Directors approved the change of the Company's name to DarioHealth Corp., which became effective on July 28, 2016. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company's flagship product, Dario™, also referred to as the Dario™ Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario™ Smart Meter.

b.	The Company's wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd." or "Subsidiary"), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company ("LabStyle US"), which was established in 2014, however it has not started its operations to date.

c.	During the year ended December 31, 2016, the Company incurred operating losses and negative cash flows from operating activities amounting to $11,101 and $8,379, respectively. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into July 2017.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	In December 2015, the United States Food and Drug Administration ("FDA") granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

e.	On February 17, 2016, the Company’s Board of Directors approved approved a reverse split in a ratio of one-to-eighteen (the "2016 Reverse Split"). The 2016 Reverse Split was implemented on February 26, 2016. The amount of authorized Common Stock as well as the par value for the Common Stock were not affected. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.

f.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on the NASDAQ Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates:

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

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

Short-term bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the Company's rent and credit payments. The short-term bank deposits are denominated in NIS and bear interest at an average rate of 0.1% and 0.01% as of December 31, 2016 and 2015, respectively. The short-term bank deposits are presented at their cost, including accrued interest.

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

Total write-offs during the years ended December 31, 2016 and 2015 amounted to $315 and $193, respectively.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

During the year ended December 31, 2016, the Company decided to cease the operation of one of its production lines and performed a recoverability test for such long-lived assets. Based on its analysis, the Company recorded a non-cash charge with respect to impairment of its production line in the amount of $268. This charge was recorded as a separate line in the consolidated statements of comprehensive loss. During the year ended December 31, 2015, no impairment loss has been recorded.

j.	Revenue recognition:

Revenues from product sales are recognized in accordance with ASC 605-10 “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

Commencing July 1, 2016, product sales to distributors are recognized as revenues upon delivery, when the fee is fixed or determinable and collectability is probable.

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

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits and trade receivables.

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

The Company's trade receivables are derived mainly from sales to distributers and to end-users world-wide. The Company performs ongoing credit evaluations of its customers. An allowance for doubtful accounts is determined with respect to those specific amounts that the Company has determined to be doubtful of collection.

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

m.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2016 and 2015, a full valuation allowance was provided by the Company.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

n.	Research and development costs:

Research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

o.	Series A Preferred Stock:

In 2015, the Company classified the Series A Preferred Stock (as defined in Note 9b) outside of Stockholders' deficiency because certain features of the COI would require redemption of some or all of the Series A Preferred Stock upon events not solely within the control of the Company.

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

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

The carrying amounts of cash and cash equivalents, short-term bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Warrants are classified within Level 3 because they are valued using valuation techniques. Some of the inputs to these models are unobservable in the market and are significant.

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

The total weighted average number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 3,208,430 and 1,026,661 for the year ended December 31, 2016 and 2015, respectively.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which will replace most of the existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)," which defers the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of each employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Impact of recently issued accounting pronouncements (Cont.):

The new standard is effective for us beginning January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2019, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern” (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Impact of recently issued accounting pronouncements (Cont.):

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Companies can adopt the guidance either prospectively or retrospectively. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements or presentation.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2016	2015

Prepaid expenses	$440	$622
Government authorities	64	22
Deferred costs (*)	-	291

	$504	$935

(*)	Inventory delivered to customers for which revenue criteria have not been met.

NOTE 4:-	INVENTORIES

	December 31,
	2016	2015

Raw materials	$431	$469
Finished products	457	132

	$888	$601

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2016	2015
Cost:

Computers and peripheral equipment	$244	$209
Office furniture and equipment	74	62
Production lines	817	903
Leasehold improvement	52	7

	1,187	1,181
Accumulated depreciation:

Computers and peripheral equipment	175	140
Office furniture and equipment	15	12
Production lines	92	276
Leasehold improvement	4	4

	286	432

Property and equipment, net	$901	$749

Depreciation expenses for the year ended December 31, 2016 and 2015 amounted to $ 387 and $335, respectively.

NOTE 6:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2016	2015

Employees and payroll accruals	$491	$247
Accrued expenses	622	434

	$1,113	$681

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The facilities and motor vehicles of the Subsidiary are leased under several operating lease agreements.

Ltd. is party to a lease agreement in Israel for a period of 60 months that is expected to commence towards the third quarter of 2017 when the facility will be available to Ltd., in the meantime the landlord has extended Ltd.’s stay in the current premises.

Commencing November 13, 2011 and through the year ended 2016, Ltd. also entered into several motor vehicle lease agreements for a period of 36 months. As of December 31, 2016 the Company maintains 10 leased cars.

b.	In December 2015 the Company entered into a lease agreement in the United States for its offices for a period of 12 months commencing February 1, 2016 and scheduled to expire on January 31, 2017.

c.	As of December 31, 2016, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of ended December 31,	Facilities	Motor vehicles	Total

2017	120	130	250
2018	1	73	74
2019	-	36	36

	$121	$239	$360

Facility and motor vehicle lease expenses for the year ended December 31, 2016 and 2015 were $280 and $232, respectively.

d.	As of December 31, 2016, Ltd. established guarantees to cover rent agreements and credit cards commitments that amounted to $153.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	TAXES ON INCOME

a.	The Company and Ltd. are separately taxed under the domestic tax laws of the state of incorporation of each entity. LabStyle US is a pass through entity for U.S. income tax purposes.

b.	Tax rates applicable to Ltd.:

Corporate tax rate in Israel in 2015 26.5% and 2016 is 25%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2016 in the amount of approximately $6,961. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2016, the Company had a U.S. federal net operating loss carryforward of approximately $9,756 that can be carried forward and offset against taxable income and that expires during the years 2031 to 2035. Utilization of U.S. loss carryforward may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of losses before utilization.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:

Net operating loss carry forward	$9,944	$6,900
Temporary differences	445	713

Deferred tax assets before valuation allowance	10,389	7,613
Valuation allowance	(10,389)	(7,613)

Net deferred tax asset	$-	$-

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	TAXES ON INCOME (Cont.)

Deferred income taxes (Cont.):

The deferred tax balances included in the financial statements as of December 31, 2016 are calculated according to the tax rates that were in effect as of the reporting date and do take into account the potential effects of the reduction in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2016 was an increase of $2,776 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

e.	Loss before taxes on income consists of the following:

	Year ended December 31,
	2016	2015

Domestic	$3,972	$783
Foreign	6,915	6,359

	$10,887	$7,142

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared in the discretion of the Company’s Board of Directors and to participate in the balance of the Company's assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them after giving effect to any rights of holders of preferred stock. Except for contractual rights of certain investors, the holders of Common Stock have no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.

b.	On September 23, 2014, the Company consummated the final closing of a private placement with existing and new institutional and accredited investors (the "September 2014 Private Placement") pursuant to which the Company raised $4,096 in net proceeds by issuance of aggregate 2,359 units which consist of 2,359 shares of newly designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") which are convertible into up to an aggregate of 593,546 shares of Common Stock, and warrants to purchase 296,775 shares of Common Stock with an exercise price of $8.56 per share which is subject to a standard anti-dilution protection clause. Such warrants contain a net settlement cash feature and liquidated damages penalties and therefore accounted as a liability according to the provisions of ASC 815-40 “Contracts in entity's own equity”.

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

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

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

During 2015, 335 shares of Series A Preferred Stock have been converted into 84,812 shares of Common Stock and therefore an amount of $400 was credited to additional paid in capital in the Company's statement of changes in stockholders' deficiency.

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

c.	On February 25, 2015 and March 16, 2015, the Company completed two closings of a private placement (the “February 2015 Private Placement”) with existing and new institutional and accredited investors and raised $1,956 in net proceeds through the issuance of 627,035 shares of Common Stock, and series A warrants to purchase 156,769 shares of Common Stock (the “Series A Warrants”) and series B warrants to purchase 156,769 shares of Common Stock (the “Series B Warrants”). Out of the above issuance, 63,889 shares of Common Stock, 15,973 Series A Warrants and 15,973 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $207 and 61,729 shares of Common Stock, 15,433 Series A Warrants and 15,433 Series B Warrants were purchased by one of the directors of the Company for gross proceeds of $200.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The Series A Warrants are immediately exercisable at an exercise price of $4.32 per share and expire 9 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series B Warrants are immediately exercisable at an exercise price of $5.40 per share and expire 36 months from the closing of the February 2015 Private Placement in which such warrants were purchased. The Series A Warrants and the Series B Warrants contain a standard anti-dilution protection clause.

The Series B Warrants are callable by the Company for nominal consideration in the event that the share price of the Common Stock trades over $14.40 (adjusted for splits and the like) for 20 consecutive trading days.

With respect to the February 2015 Private Placement the Company entered into a finder’s fee agreement with a finder according to which the finder shall receive a cash fee of approximately $43 and immediately exercisable warrants to purchase: i) 13,415 shares of Common Stock with an exercise price of $3.24, with a “cashless exercise” feature and which are exercisable by February 25, 2018; ii) 3,355 shares of Common Stock with an exercise price of $4.32 which expired on November 25, 2015; and iii) 3,355 shares of Common Stock with an exercise price of $5.40 and which are exercisable by February 25, 2018. All finders' warrants contain a standard anti-dilution protection clause.

d.	On April 3, 2015, the Company's Board of Directors approved the following:

1.	To reserve 22,224 shares of Common Stock under the terms of an engagement agreement with a service provider (“Service Provider Agreement”) dated March 15, 2015 (the “Effective Date”) offering investor relations services (“Services”) to the Company. The Service Provider Agreement is for a period of one year beginning with the Effective Date (the “Term”), pursuant to which in addition to monthly retainer Company shall issue 5,556 shares of Common Stock on a quarterly basis over the Term in consideration for the Services. The Company recorded General and Administrative expenses amounting to $37 and $118 in connection with 5,556 and 16,668 shares of Common Stock that have been issued during the years ended December 31, 2016 and 2015, respectively.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

2.	A salary program pursuant to which the Company will issue up to 122,223 compensation shares of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

During the year ended December 31, 2016 and 2015, the Company issued 57,910 and 55,474, respectively, Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $310 and $304, respectively.

e.	On May 5, 2015 (the "Commitment Date"), the Company’s Board of Directors approved a warrant exercise and replacement agreement according to which upon the Company's request for a period of eight business days the holders of warrants from the February 2015 Private Placement were able to exercise for cash their outstanding 160,123 warrants. Upon such exercise, the Company issued the participating holders additional warrants to purchase the same number of additional shares of Common Stock, for an exercise price of $4.32 per share, having the same terms and conditions of the exercised warrants.

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

Under this offer, 106,881 warrants were exercised into 106,881 shares of Common Stock for a total net consideration of $453.

f.	On July 23, 2015 and August 28, 2015, the Company completed two closings of a private placement (the “July 2015 Private Placement”) with existing and new institutional and retail investors and raised approximately $2,325 in net proceeds through the issuance of 480,368 shares of Common Stock, and series A warrants to purchase 261,677 shares of Common Stock (the “2015 Series A Warrants”) and Series B Warrants to purchase 261,677 shares of Common Stock (the “2015 Series B Warrants”) and 24,954 shares of Common Stock underlying Placement Agent Warrants. Out of the above issuance, 41,667 shares of Common Stock, 20,834 2015 Series A Warrants and 20,834 2015 Series B Warrants were purchased by the Chief Financial Officer of the Company for gross proceeds of $225 and 2,223 shares of Common Stock, 1,112 2015 Series A Warrants and 1,112 2015 Series B Warrants were purchased by the Chief Executive Officer of the Company for gross proceeds of $12. Out of the above issuances, 13,630 and 2,778 restricted shares of Common Stock were issued to finders and to a placement agent, respectively. In addition, the Company also issued to a finder 20,793 non-plan stock options.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The 2015 Series A Warrants are immediately exercisable at an exercise price of $6.30 per share and expire 12 months from the closing date. The 2015 Series B Warrants are immediately exercisable at an exercise price of $7.20 per share and expire 36 months from the closing date. The 2015 Series A and Series B Warrants are exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable. The non-plan stock options issued to the finder are fully vested and exercisable after the lapse of four months from the grant date in December 2015.

With respect to the July 2015 Private Placement, the Company entered into finder's fee agreements with certain finders according to which the finders received 13,630 restricted shares of Common Stock and 34,424 warrants, evenly divided between “Series A Finders Warrants” and “Series B Finders Warrants”. The Series A Finders Warrants are exercisable at an exercise price of $6.30 per share and expire 12 months from the date of the closing of the July 2015 Private Placement at which such warrants were issued. The Series B Finders Warrants are exercisable at an exercise price of $7.20 per share and expire 3 years from the date of the closing of the July 2015 Private Placement at which such warrants were issued.

Issuance costs related to the July 2015 Private Placement were approximately $181 ($122 out of which related to the placement agent). In addition, the Company issued to the placement agent 2,778 restricted shares of Common Stock and an aggregate of 49,910 warrants to the placement agent and to a selected dealer (the “Placement Agent Warrants”). The Company issued three types of Placement Agent Warrants, of which (i) the first will have an exercise price of $5.40 per share exercisable over a period of three years, (ii) the second will have an exercise price of $6.30 per share, exercisable over a period of one year; and (iii) the third will have an exercise price of $7.20 per share, exercisable over a period of three years. The Placement Agent Warrants are exercisable for cash or on a cashless basis and have similar registration rights as the shares but also include piggyback registration rights.

The July 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement by adjusting the current exercise price of the warrants for the investors and placement agent from $11.52 to $8.10 per share and an additional 128,173 and 24,409 shares became subject to such warrants, respectively. In addition, the exercise price of the placement agent's warrants in the 2011-2012 Private Placement, was adjusted from $9.54 to $6.84 per share and an additional 17,327 warrants were issued.

g.	On September 3, 2015, the Company's Board of Directors approved the issuance of 97,121 shares of Common Stock under the 2012 Equity Incentive Plan to certain employees according to the Israeli sub-plan. Consequently, the Company recorded in 2015 General and Administrative and Research and Development expenses amounting to $514 and $77, respectively.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

h.	On September 17, 2015, the Company's Board of Directors approved the issuance of 2,778 shares of Common Stock to a service provider. Consequently, the Company recorded in 2015 General and Administrative expenses amounting to $16 in the statements of comprehensive loss.

i.	On November 19, 2015 the Company completed a closing of a private placement (the "November 2015 Private Placement") with existing shareholders and private investors and raised approximately $2,924 in net proceeds through the issuance of 446,223 shares of Common Stock, 329,455 Series A Warrants (the "November 2015 Series A Warrants") and 141,205 Series B Warrants (the "November 2015 Series B Warrants"). Out of the above issuances, 21,304 restricted shares of Common Stock, 32,010 November 2015 Series A Warrants and 13,720 November 2015 Series B Warrants were issued to finders. In connection with the November 2015 Private Placement the Company also issued to a finder 24,424 non-plan stock options.

The November 2015 Series A Warrants are immediately exercisable at an exercise price of $6.66 per share and expire 16 months from the closing date. The November 2015 Series B Warrants are immediately exercisable at an exercise price of $7.74 per share and expire 36 months from the closing date. The November 2015 Series A Warrants and November 2015 Series B Warrants are eligible also for “cashless exercise” only if the underlying shares of Common Stock are not registered for resale.

With respect to the November 2015 Private Placement the Company entered into a finder’s fee agreements with certain finders according to which the finders received 21,304 restricted shares of Common Stock, 32,010 November 2015 Series A Warrants, 13,720 November 2015 Series B Warrants and 24,424 fully vested non-plan stock options having an exercise price of $0.0018. The non-plan stock options are fully vested and exercisable after the lapse of four months from the grant date in December 2015. The warrants issued to the finders are subject to the same terms as those issued to the investors.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

The November 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement by adjusting the current exercise price of the warrants for the investors and placement agent from $8.10 to $6.48 per share and an additional 107,224 and 20,419 shares became subject to such warrants, respectively. In addition, the exercise price of the placement agent's warrants in the 2011-2012 Private Placement, was adjusted from $6.48 to $5.58 per share and an additional 13,888 warrants were issued.

On October 22 2015, the Company's Board of Directors approved a warrant replacement agreement (the "September 2014 round Replacement Agreement") with the September 2014 Private Placement Purchasers pursuant to which up to 296,775 outstanding warrants that contain a net settlement cash feature will be replaced by new warrants to acquire up to an aggregate of 326,454 shares of common stock at an exercise price of $8.559 per share, which warrants are subject to standard anti-dilution protections. Consequently, certain investors replaced 240,010 outstanding warrants that contain certain net settlement cash features by 264,012 new warrants to acquire an aggregate of 264,012 shares of Common Stock at an exercise price of $8.559 per share which are subject to standard anti-dilution protections and do not contain a net settlement cash feature. As of December 31, 2015 the Company's offer to the warrant holders expired.

The above replacement is considered as a modification of the warrants' terms of the September 2014 Private Placement. As a result, and in accordance with ASC 470 the incremental value that was generated to the particular Purchasers from the aforementioned exchanged warrants was recorded in 2015 as financial expenses in the amount of $75 in the consolidated statement of comprehensive loss.

The September 2014 round Replacement Agreement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement and an additional 4,547 and 866 shares became subject to such warrants, respectively. In addition, 732 additional shares became subject to the warrants issued to the placement agent of the 2011-2012 Private Placement.

The table below presents the September 2014 Private Placement carrying value of the warrants issued in such placement:

Year ended December 31, 2015
Fair value of warrants at beginning of year	$101
Revaluation of warrants during the year	1,099
Reclassification of warrants to additional paid-in capital upon warrant replacement agreement in November and December 2015	(822)

Fair value of warrants at the end of the year	$378

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

j.	On December 24, 2015, the Company completed a private placement (the “December 2015 Private Placement”) with a new investor and raised $500 in net proceeds through the issuance of 81,222 shares of Common Stock and warrants to purchase 81,222 shares of Common Stock (the "December 2015 Warrants"). The December 2015 Warrants are immediately exercisable at an exercise price of $6.16 per share and expire 6 months from the closing of the December 2015 Private Placement. The December 2015 Warrants are eligible also for “cashless exercise” only if the underlying shares of Common Stock are not registered for resale.

The December 2015 Private Placement triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement to the investors and placement agent by adjusting the current exercise price of the warrants from $6.48 to $6.30 per share and an additional 15,726 and 2,995 shares became subject to such warrants, respectively.

k.	On March 8, 2016, the Company closed a public offering (the “Public Offering”) of 1,333,333 shares of the Common Stock, at a purchase price of $4.50 per share, and 1,333,333 immediately exercisable five-year warrants (the “March 2016 Warrants”) each to purchase one share of Common Stock with an exercise price of $4.50 per share, at a purchase price of $0.01 per Warrant for a consideration of $5,038, net of issuance costs. Out of the above issuance, 111,112 shares of Common Stock were issued to the Chief Financial Officer of the Company for gross proceeds of $500.

The March 2016 Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Warrants is available. The March 2016 Warrant included an exercise price adjustment feature for a twelve months period from the issuance date that will adjust the warrant exercise price in case the Company will issue securities in a price lower than $4.50 per share and therefore accounted as a liability according to the provision of ASC 815-40 "Contracts in entity's own equity".

In addition, the Company granted to the underwriters 200,000 additional shares of Common Stock and 200,000 warrants (the “Option Warrants”) each to purchase one share of Common Stock at a purchase price of $4.185 per Share and $0.0093 per Warrant. In connection with the Public Offering, the Company agreed to issue to the representatives of the underwriters five-year warrants (the “Representatives’ Warrants”) to purchase up to 143,333 shares of Common Stock. In connection with the Public Offering, the Representatives’ Warrants are exercisable at a per share exercise price equal to $5.625 per share of Common Stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Representatives’ Warrants is available.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

On March 3, 2016, concurrent with the Public Offering, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain existing shareholders (the “Investors”) with respect to the sale in a private placement (the “Private Offering”) of 555,555 of the Company’s units (the “Units”). The purchase price per Unit was $4.50 and the total consideration amounted to $2,500, net of issuance costs. Each Unit sold in the Private Offering is comprised of (i) one share of Common Stock, and (ii) one warrant to purchase 1.2 shares of Common Stock (the “2016 Series A Warrant”) which is immediately exercisable at an exercise price of $4.50 per share of Common Stock and expires 5 years from the date of issuance. In total, in the Private Offering, the Company issued 555,555 shares of Common Stock and 2016 Series A Warrants exercisable for an aggregate of 666,666 shares of Common Stock. The 2016 Series A Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the 2016 Series A Warrants is available. The 2016 Series A Warrant included an exercise price adjustment feature for a twelve months period from the issuance date that will adjust the warrant exercise price in case the Company will issue securities in a price lower than $4.50 per share and therefore accounted as a liability according to the provision of ASC 815-40 "Contracts in entity's own equity".

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

The Public Offering and Private Offering triggered the anti-dilution mechanism of the warrants issued in the 2011-2012 Private Placement to investors and placement agent by adjusting the current exercise price of the warrants from $6.30 to $3.59 per share and an additional 415,316 and 78,662 shares became subject to such warrants, respectively. In addition, the exercise price of the placement agent's warrants in the 2011-2012 Private Placement, was adjusted from $5.58 to $3.33 per share and an additional 48,054 warrants were issued.

l.	In March 2016, the Company's Board of Directors approved the issuance of 20,000 shares of Common Stock under the 2012 Equity Incentive Plan to an officer according to the Israeli sub-plan. Consequently, the Company recorded General and Administrative expenses amounting to $86.

m.	On July 23, 2015 and August 28, 2015, the Company completed two closings of a private placement (the “July 2015 Private Placement”). The Company issued in the July 2015 Private Placement series A warrants to purchase 261,677 shares of Common Stock (the “2015 Series A Warrants”). The 2015 Series A Warrants were immediately exercisable at an exercise price of $6.30 per share and expire 12 months from the closing date.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

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

n.

On August 10, 2016, the Company entered into an agreement (the “Agreement”) with Dicilyon Consulting and Investment Ltd., an existing stockholder (the “Stockholder”), and David Edery, who previously purchased certain securities from the Company, which were granted certain registration right which required, among other things, the continued effectiveness of certain registration statements. In consideration of the Stockholder waiving its registration right with respect to the previously purchased securities, the Company agreed to issue to the Stockholder a warrant, or the Warrant, to purchase 300,000 shares of our Common Stock at an exercise price of $4.50 per share exercisable for a period of 4.5 years from the date of the Agreement. In addition, the Company has also agreed to register the shares of Common Stock underlying the Warrant. The Warrant is exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable. The Warrant included an exercise price adjustment feature for a seven months period from the issuance date that will adjust the warrant exercise price in case the Company will issue securities in a price lower than $4.50 per share and therefore accounted as a liability according to the provision of ASC 815-40 "Contracts in entity's own equity". As a result of the Agreement the Company recorded registration right waiver in the amount of $702 as financial expense, net in 2016.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

o.	The table below summarizes the outstanding warrants as of December 31, 2016:

	Warrants outstanding as of December 31, 2016	Exercise price $	Expiration date
September 2014 PPM	56,764	8.56	September 23, 2018
September 2014 PPM-Warrant Replacement Agreement	264,012	8.56	September 23, 2018
February 2015 PPM A (*)	4,630	4.32	November 25,2015
February 2015 PPM B	125,903	5.40	February 25,2018
February 2015 PPM A-Finders	13,415	3.24	February 25,2018
February 2015 PPM - C Finders	3,355	5.40	February 25,2018
February 2015 PPM - B 2nd closing	30,866	5.40	March 16, 2018
July 2015 PPM - 2015 Series A Warrants - 1st Closing	131,966	6.66	July 23, 2017
July 2015 PPM - 2015 Series B Warrants - 1st Closing	138,910	7.20	July 23, 2018
July 2015 PPM - 2015 Series A Warrants (Finder's warrants)	17,213	6.66	August 28, 2017
July 2015 PPM - 2015 Series B Warrants (Finder's warrants)	17,213	7.20	August 28, 2018
July 2015 PPM - 2015 Series A Warrants-2nd Closing	93,077	6.66	August 28, 2017
July 2015 PPM - 2015 Series B Warrants-2nd Closing	93,077	7.20	August 28, 2018
July 2015 PPM (PA) - 1st Closing	23,613	5.40	July 23, 2018
July 2015 PPM (PA) - 2015 Series A Warrants - 1st Closing	11,807	6.66	July 23, 2017
July 2015 PPM (PA) – 2015 Series B Warrants – 1st Closing	11,807	7.20	July 23, 2018
July 2015 PPM (PA) - 2nd Closing	1,341	5.40	August 28, 2018
July 2015 PPM (PA) - 2015 Series A Warrants - 2nd Closing	671	6.66	August 28, 2017
July 2015 PPM (PA) - 2015 Series B Warrants - 2nd Closing	671	7.20	August 28, 2018
November 2015 PPM - 2015 Series A Warrants (Finder's warrants)	32,010	6.66	March 19, 2017
November 2015 PPM - 2015 Series B Warrants (Finder's warrants)	13,720	7.74	November 19, 2018
November 2015 PPM - Series A Warrants	297,445	6.66	March 19, 2017
November 2015 PPM - Series B Warrants	127,485	7.74	November 19, 2018
March 2016 PPM – Warrants	1,528,333	4.50	March 8, 2021
March 2016 PPM – (Finder’s Warrants)	73,333	4.50	March 8, 2021
March 2016 Public Offering - Warrants	666,666	4.50	March 8, 2021
March 2016 Public Offering – Banker Warrants	143,333	5.625	March 8, 2021
August 2016 – Settlement - Warrants	300,000	4.50	March 8, 2021

Total outstanding	4,222,637

(*)	Warrants for which cash has been received by the Company but no securities issued.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

During the year ended December 31, 2015, proceeds from warrants exercised amounted to $513 following the issuance of 117,685 shares of Common Stock out of which none were issued utilizing a cashless exercise feature.

During the year ended December 31, 2016, proceeds from warrants exercised amounted to $210 following the issuance of 77,019 shares of Common Stock out of which 27,236 were issued utilizing a cashless exercise feature.

p.	Stock-based compensation:

1.	On January 23, 2012, an equity incentive plan (the "2012 Plan") was adopted by the Board of Directors of the Company and approved by a majority of the Company's stockholders, under which options to purchase up to 31,778 shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

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

During February 2013, the Board of Directors and majority stockholders of the Company approved an increase in the size of the 2012 Plan from 31,778 shares of Common Stock to 55,556 shares of Common Stock.

On June 17, 2014, the Board of Directors and majority stockholders of the Company approved an increase in the size of the 2012 Plan from 55,556 shares of Common Stock to 83,334 shares of Common Stock.

On June 15, 2015, the Company held its 2015 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 662,500 shares from 83,334 to 745,834 shares of Common Stock.

On November 30, 2016, the Company held its 2016 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved to amend the Company’s 2012 Equity Incentive Plan, and to increase the number of shares authorized for issuance under such Plan by 1,127,166 shares from 745,834 to 1,873,000.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

2.	On September 3, 2015, the Company's Compensation Committee of the Board of Directors approved the grants of 350,753, 76,015 and 36,153 options to employees, directors and consultants of the Company, respectively, at an exercise price of $5.76 per share. 127,541 of such stock options are vested upon grant and the remainder shall vest over a period of two to three years commencing on the grant date. All of the aforementioned options have six year term. 408,232 options were issued under the 2012 Plan and 54,209 options are non-plan.

On December 17, 2015, the Company's Compensation Committee of the Board of Directors approved the grants of 36,279, and 36,540 options to employees and consultants of the Company, respectively, at an exercise price of $7.02 per share. The options shall vest over a period of three years commencing on the grant date. All of the aforementioned options have a six year term. 70,037 options were issued under the 2012 Plan and 2,782 options were issued to a member of the Company’s Scientific Advisory Board which are non-plan.

On June 19, 2016, the Company's Compensation Committee of the Board of Directors approved the grants of 67,667 options to employees of the Company, at an exercise price of $4.80 per share. The options shall vest over a period of three years commencing on the grant date. All of the aforementioned options have a six year term. All options were issued under the 2012 Plan.

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the year ended December 31, 2016 were as follows:

	Number of options	Weighted average exercise price	Weighted Average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	587,678	16.87	5.8	1,264
Options granted	67,667	4.80
Options exercised	-	-
Options expired	60,218	6.23
Options forfeited	11,973	18.29

Options outstanding at end of year	583,334	16.53	4.87	7

Options vested and expected to vest at end of year	529,514	17.42	4.27	7

Exercisable at end of year	362,560	23.12	4.81	7

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' DEFICIT AND CONVERTIBLE PREFERRED SHARES (Cont.)

Weighted average fair value of options granted during the year ended December 31, 2016 and 2015 is $2.86 and $5.94, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is impacted by the changes in the fair market value of the Common Stock.

The following table presents the assumptions used to estimate the fair values of the options granted in the period presented:

	Year ended December 31,
	2016	2015

Volatility	82.36%-86.03%	82.39%-87.28%
Risk-free interest rate	0.91%-0.99%	1.00%-1.54%
Dividend yield	0%	0%
Expected life (years)	3.5-4.06	5.68-8.51

As of December 31, 2016, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $498, which is expected to be recognized over a weighted average period of approximately 1.1 years.

The total compensation cost related to all of the Company's equity-based awards, recognized during year ended December 31, 2016 and 2015 were comprised as follows:

	Year ended December 31,
	2016	2015

Cost of revenues	$73	$183
Research and development	91	185
Sales, Marketing and pre-production costs	97	111
General and administrative	777	1,244

Total stock-based compensation expenses	$1,038	$1,723

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	LIABILITY RELATED TO WARRANTS

a.	On March 30, 2012, the Company consummated the final closing of the 2011-2012 Private Placement pursuant to which certain accredited investors purchased an aggregate of 27,345 shares of Common Stock and warrants to purchase 27,345 shares of Common Stock at an exercise price of $135 per share for total consideration of $2,461.

The placement agent for the 2011-2012 Private Placement and its permitted designees were granted warrants to purchase an aggregate of (i) 5,358 shares of Common Stock at the exercise price of $90.00 per share and (ii) 5,358 shares of Common Stock at the exercise price of $135 per share.

Subsequent to the issuance of the 2011-2012 Private Placement warrants the original exercise price of the warrants for the investors and placement agent was adjusted from $135 per share to $3.59 per share and an additional 950,177 and 180,556 warrants were issued, respectively. In addition, the exercise price for the placement agent warrants of the 2011-2012 Private Placement, with an original exercise price of $90.00 per share was adjusted to $3.33 per share and an additional 119,705 warrants were issued.

As of December 31, 2016, the 2011-2012 Private Placement warrants expired unexercised.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Notes 9b).

c.	On March 8, 2016, the Company consummated the final closing of a Public Offering and a concurrent Private Placement (see also Note 9k).

d.	On August 10, 2016, the Company entered into an agreement (the “Agreement”) with Dicilyon Consulting and Investment Ltd., an existing stockholder (the “Stockholder”), and David Edery (see also Note 9n).

The warrants of the 2011-2012 Private Placement, the warrants of the September 2014 Private Placement, the warrants of the March 2016 Public Offering and Private Placement and the Warrants of the August 2016 agreement, contain certain net settlement cash features and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 and re-measured using the Binomial option-pricing model as described below.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	LIABILITY RELATED TO WARRANTS (Cont.)

In estimating the warrants' fair value, the Company used the following assumptions:

Investors' warrants in 2011-2012 Private Placement:

	December 31, 2016	December 31, 2015

Risk-free interest rate (1)	-	0.60%
Expected volatility (2)	-	74.64%
Expected life (in years) (3)	-	0.82
Expected dividend yield (4)	-	0%

Fair value per warrant	-	$3.06

Placement agent's warrants 2011-2012 Private Placement:

	December 31, 2016	December 31, 2015

Risk-free interest rate (1)	-	0.19%
Expected volatility (2)	-	86.65%
Expected life (in years) (3)	-	0.27
Expected dividend yield (4)		0%
	-
Fair value per warrant	-	$2.52-3.24

Investors' warrants in September 2014 Private Placement:

	December 31, 2016	December 31 2015

Risk-free interest rate (1)	1.11%	1.24%
Expected volatility (2)	91.65%	158.68%
Expected life (in years) (3)	1.73	2.73
Expected dividend yield (4)	0%	0%

Fair value per warrant	$0.70	$6.66

Investors' warrants in March 2016 Public Offering and Private Placement:

	December 31, 2016	Issuance date

Risk-free interest rate (1)	0.48%-1.74%	0.68%-1.34%
Expected volatility (2)	71.99%-74.72%	76.3%-109.54%
Expected life (in years) (3)	0.18-4.18	1-5
Expected dividend yield (4)	0%	0%

Fair value per warrant	$2.90	$2.26

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	LIABILITY RELATED TO WARRANTS (Cont.)

Investors' warrants in August 2016 agreement:

	December 31, 2016	Issuance date

Risk-free interest rate (1)	0.48%-1.74%	0.45%-1.01%
Expected volatility (2)	71.99%-74.72%	73.36%-102.36%
Expected life (in years) (3)	0.18-4.18	0.57-4.57
Expected dividend yield (4)	0%	0%

Fair value per warrant	$2.90	$2.34

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company and other companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

The changes in Level 3 liabilities associated with the 2011-2012 Private Placement, the September 2014 Private Placement warrants, the March 2016 Public Offering and Private Placement and the August 2016 Private Placement, are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of December 31, 2016:

Fair value of liability related to warrants

Balance at December 31, 2015	$2,610

Fair value of warrants to investors that were issued in March 2016	5,138
Fair value of warrants to investor that were issued in August 2016	702
Change in fair value of warrants during the period	(962)

Balance at December 31, 2016	$7,488

As of December 31, 2016, there were outstanding warrants to purchase 2,625,096 shares of Common Stock from the above issuances which were recorded as a liability.

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 11:-	SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Year ended December 31,
	2016	2015

Bank charges	$20	$22
Foreign currency adjustments losses (gain)	26	(7)
Change in the fair value of warrants	(260)	(571)

Total Financial expenses (income), net	$(214)	$(556)

DARIOHEALTH CORP. (FORMERLY LABSTYLE INNOVATIONS CORP.) AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 12:-	SUBSEQUENT EVENTS

a.	On Januaty 9, 2017, the Company commenced a private placement offering of up to $5,100 consisting of up to 1,821,437 shares of Common Stock and warrants to purchase up to 1,821,437 shares of Common Stock. The warrants are exercisable after the six month anniversary of each respective closing and will expire on the 5 year anniversary of their issuance. On January 9, 2017, the Company held the initial closing of the offering with a lead investor and an additional investor and issued 1,113,922 shares of Common Stock and warrants to purchase 1,113,922 shares of Common Stock for aggregate gross proceeds of approximately $3,100. On January 11, 2017, the Company entered into securities purchase agreements with 18 investors for the future issuance and sale of 707,515 shares of Common Stock and warrants to purchase 707,515 shares of Common Stock, provided that the issuance and sale of such securities shall only occur upon obtaining stockholder approval, pursuant to Nasdaq rules.

Stockholders approval was obtained on March 9, 2017

b.	In January 2017, 77,891 Compensation Shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The shares were issued under the 2012 Plan.

c.	In January 10, 2017, 6,553 Compensation Shares of Common Stock were issued to certain service provider instead of cash owed to him for services provided during the fourth quarter of 2016. The shares were issued under the 2012 Plan. In February 6, 2017, 34,050 options were granted to a certain service provider of Ltd., under the 2012 plan, instead of cash owed to the service provider for services provided during the period July – December of 2016. The options are fully vested, and exercisable at an exercise price of $0.0001 per share.

d.	In January and February, 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 367,257 share to officers, employees and consultants of the Company, and the grant of 111,242, 386,029 and 21,000 options to employees, directors and consultants of the Company, respectively, at exercise prices of between $3.202 to $3.829 per share. The stock options shall vest over a period of three years commencing on the grant date. All of the aforementioned options have six year term. All options were issued under the 2012 Plan.

e.	On March 8, 2017 the March 2016 Warrants and August 2016 Warrants exercise price adjustment feature expired, and therefore the warrants are no longer accounted for as a liability (See also Note 9k, Note 9n and Note 10).

- - - - - - - - - - - - - - -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2017	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	President and Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	President, Chief Executive Officer and	March 22, 2017
Erez Raphael	Chairman of the Board (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 22, 2017
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Richard B. Stone	Director	March 22, 2017
Richard B. Stone

/s/ Malcolm Hoenlein	Director	March 22, 2017
Malcolm Hoenlein

/s/ Rami Yehudiha	Director	March 22, 2017
Rami Yehudiha

/s/ Dennis M. McGrath	Director	March 22, 2017
Dennis M. McGrath

/s/ Hila Karah	Director	March 22, 2017
Hila Karah

/s/ Yossi Bahagon	Director	March 22, 2017
Yossi Bahagon

/s/ Allen Kamer	Director	March 22, 2017
Allen Kamer

/s/ Yalon Farhi	Director	March 22, 2017
Yalon Farhi

43