Form 10-Q
period 2017-03-31
DarioHealth Corp.
filed 2017-05-15
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
	(Do not check if a smaller reporting company)	☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of May 12, 2017, the registrant had 9,582,377 shares of common stock outstanding.

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

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our market penetration plans;

•	our ability to manufacture, market and generate sales of our Dario™ diabetes management solution;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2016 (filed on March 22, 2017) entitled “Risk Factors” as well as in our other public filings.

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

1

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,817	$1,093
Short-term bank deposits	235	225
Trade Receivables	482	226
Inventories	849	888
Other accounts receivable and prepaid expenses	702	504

Total current assets	5,085	2,936

LEASE DEPOSITS	44	35

PROPERTY AND EQUIPMENT, NET	856	901

Total assets	$5,985	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2017	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,484	$1,812
Other accounts payable and accrued expenses	1,240	1,113

Total current liabilities	2,724	2,925

LIABILITY RELATED TO WARRANTS	28	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value -Authorized: 160,000,000 shares at March 31, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 7,976,521 and 5,713,383 shares at March 31, 2017 (unaudited) and December 31, 2016, respectively	6	6
Preferred Stock of $0.0001 par value -Authorized: 5,000,000 shares at March 31, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: None at March 31, 2017 (unaudited) and December 31, 2016	-	-
Additional paid-in capital	54,945	48,413
Accumulated deficit	(51,718)	(54,960)

Total stockholders' equity (deficiency)	3,233	(6,541)

Total liabilities and stockholders' equity (deficiency)	$5,985	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE PROFIT (LOSS)
U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31
	2017	2016
	Unaudited

Revenues	$1,007	$568
Cost of revenues	901	670

Gross profit (loss)	106	(102)

Operating expenses:
Research and development	$469	$397
Sales and marketing	1,825	519
General and administrative	2,017	905

Total operating expenses	4,311	1,821

Operating loss	(4,205)	(1,923)

Financial income (expenses), net:
Revaluation of warrants	7,460	(432)
Other financial expense, net	(13)	(13)

Total financial income (expenses), net	7,447	(445)

Net profit (loss)	$3,242	$(2,368)

Deemed dividend related to Series A Preferred Stock exchange agreement	$-	$455
Net profit (loss) attributable to holders of Common Stock	$3,242	$(2,823)

Net profit (loss) per share

Basic and diluted profit (loss) per share	$0.45	$(0.77)
Weighted average number of Common Stock used in computing basic and diluted net profit (loss) per share	7,195,801	3,652,474

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*) -	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*) -	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*) -	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	210	-	210
Exercise of non-plan options	84,106	*) -	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	2,277	-	2,277
Stock-based compensation	-	-	605	-	605
Net loss	-	-	-	(10,887)	(10,887)
Balance as of December 31, 2016	5,713,383	6	48,413	(54,960)	(6,541)

Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*) -	2,886	-	2,886
Payment for executives and directors under Stock for Salary Program	77,891	*) -	250	-	250
Issuance of Common Stock in January 2017 to Employees	352,257	*) -	1,198	-	1,198
Issuance of Common Stock in January 2017 to consultants and service provider	11,553	*) -	49	-	49
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*) -	1,878	-	1,878
Stock-based compensation	-	-	271	-	271
Net Profit	-	-	-	3,242	3,242

Balance as of March 31, 2017 (unaudited)	7,976,521	6	54,945	(51,718)	3,233

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited

Cash flows from operating activities:
Net profit (loss)	$3,242	$(2,368)
Adjustments required to reconcile net profit (loss) to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	1,585	324
Depreciation	44	102
Increase is trade receivables	(256)	-
Decrease (increase) in accounts receivables and prepaid expenses	(210)	10
Decrease (increase) in inventories	39	(404)
Decrease in trade payables	(328)	(422)
Decrease in deferred revenues	-	(23)
Increase in other accounts payable and accrued expenses	262	244
Change in fair value of warrants to purchase shares of Common stock	(7,460)	432

Net cash used in operating activities	(3,082)	(2,105)

Cash flows from investing activities:
Maturity of (investment in) lease deposits	(9)	8
Purchase of property and equipment	-	(35)

Net cash used in investing activities	(9)	(27)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	4,816	7,538
Proceeds from exercise of options and warrants	-	190

Net cash provided by financing activities	4,816	7,728

Increase in cash and cash equivalents	1,724	5,596
Cash and cash equivalents at the beginning of the period	1,093	2,671

Cash and cash equivalents at the end of the period	$2,817	$8,267

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common Stock	$-	$2,277

Payment for directors and management under Shares for Cash Program	$183	$51

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date.

c.	During the three months ended March 31, 2017, the Company incurred operating losses and negative cash flows from operating activities amounting to $4,205 and $3,082, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into January 2018.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 are applied consistently in these unaudited interim consolidated financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2017, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2017, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three months ended March 31, 2017. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 4:-	INVENTORIES

	March 31,	December 31,
	2017	2016
	Unaudited

Raw materials	$424	$431
Finished products	425	457

	$849	$888

During the three months’ period ended March 31, 2017 and the year ended December 31, 2016, total inventory write-off expenses amounted to $22 and $315, respectively.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	On January 9, 2017, the Company commenced a private placement offering of up to $5,100 consisting of up to 1,821,437 shares of the Company’s common stock, $0.0001 par value per share (the "Common Stock") and warrants to purchase up to 1,821,437 shares of Common Stock. The warrants are exercisable after the six-month anniversary of each respective closing and will expire on the 5-year anniversary of their issuance. On January 9, 2017, the Company held the initial closing of the offering with a lead investor and an additional investor and issued 1,113,922 shares of Common Stock and warrants to purchase 1,113,922 shares of Common Stock for aggregate gross proceeds of approximately $3,119 ($2,886 net of issuance expenses). On January 11, 2017, the Company entered into securities purchase agreements with certain investors for the future issuance and sale of 707,515 shares of Common Stock and warrants to purchase 707,515 shares of Common Stock, provided that the issuance and sale of such securities shall only occur upon obtaining stockholder approval, pursuant to NASDAQ rules. The Company’s stockholders approved the issuance and sale of the securities on March 9, 2017 and the closing of the private placement offering, with aggregate gross proceeds of $1,981 ($1,878 net of issuance expenses), occurred on March 9, 2017.

b.	In January 2017, 77,891 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan").

c.	In January 10, 2017, 6,553 shares of Common Stock were issued to a certain service provider instead of cash owed to him for services provided during the fourth quarter of 2016. The shares were issued under the 2012 Plan. In February 6, 2017, 34,050 options were granted to a certain service provider of Ltd., under the 2012 plan, instead of cash owed to the service provider for services provided during the period from July – December of 2016. The options are fully vested, and exercisable at an exercise price of $0.0001 per share.

d.	In January and February 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 367,257 shares to officers, employees and consultants of the Company, and the grant of 211,492, 286,229 and 21,000 options to employees, directors and officers, and consultants of the Company, respectively, at exercise prices of between $3.202 to $4.121 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have six-year terms. All options were issued under the 2012 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

e.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three-month period ended March 31, 2017 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	583,334	16.53	4.87	7
Options granted	542,771	3.03
Options exercised	-	-
Options expired	(12,158)	5.29
Options forfeited	(2,223)	5.76

Options outstanding at period end (unaudited)	1,111,724	10.08	5.22	109

Options vested and expected to vest at period end (unaudited)	998,923	10.62	5.19	109

Exercisable at period end (unaudited)	430,428	19.94	4.66	109

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount is impacted by the changes in the fair market value of the Common Stock.

As of March 31, 2017, the total amount of unrecognized stock-based compensation expense was approximately $1,200 thousand which will be recognized over a weighted average period of 1.3 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the three-month period ended March 31, 2017 and 2016 was comprised as follows:

	Three months ended March 31,
	2017	2016
	Unaudited

Cost of revenues	$54	$9
Research and development	71	26
Sales and marketing	123	31
General and administrative	1,337	258

Total stock-based compensation expenses	$1,585	$324

NOTE 7:-	FAIR VALUE MEASUREMENTS

Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

On September 23, 2014, the Company consummated the September 2014 Private Placement.

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

March 31, 2017

Risk-free interest rate (1)	1.15%
Expected volatility (2)	91.75%
Expected life (in years) (3)	1.48
Expected dividend yield (4)	0%

Fair value per warrant	$0.49

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2017:

Fair value of liability related to warrants

Balance at December 31, 2016	$7,488
Change in fair value of warrants during the period	(7,460)

Balance at March 31, 2017 (unaudited)	$28

NOTE 8:-	FINANCIAL INCOME (EXPENSES), NET

	Three months ended March 31,
	2017	2016
	Unaudited

Bank charges	$(5)	$(4)
Foreign currency translation adjustments	(8)	(9)
Change in fair value of warrants	7,460	(432)

Total financial income (expenses), net	$7,447	$(455)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	SUBSEQUENT EVENTS

On April 5, 2017, the Company closed a public offering (the “Public Offering”) of 1,450,000 shares of the Common Stock, at a purchase price of $3.10 per share, for aggregate consideration of $3,840, net of issuance costs.

In addition, the Company granted to the underwriters in the Public Offering a 45-day option period to purchase up to 217,500 additional shares of Common Stock at the public offering price less underwriting discounts and commissions to cover over-allotments, if any. This option has not yet been exercised. The underwriters agreed to purchase the shares from the Company, pursuant to the terms of an underwriting agreement, at a purchase price of $4.185 per share. The shares were offered, issued and sold pursuant to a shelf registration statement filed with the Securities and Exchange Commission. In connection with the Public Offering, the Company agreed to issue to the representatives of the underwriters’ five-year warrants (the “Representatives’ Warrants”) to purchase up to 36,250 shares of Common Stock. In connection with the Public Offering, the Representatives’ Warrants are exercisable at a per share exercise price equal to $3.875 per share of Common Stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Representatives’ Warrants is available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We commenced a commercial launch of the free Dario™ application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada, with the goal of collecting customer feedback to refine our longer-term roll-out strategy. We are consistently adding new additional features and functionality in making Dario™ the new standard of care in diabetes data management. We currently have approximately 56,000 installs of our iOS app and over 11,000 installs of our Android app.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into January 2018 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario™ through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to continue the market penetration of Dario™ or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2016 (filed on March 22, 2017) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of the three months ended March 31 2017 and 2016(in thousands)

Revenues

Revenues for the three months ended March 31, 2017 amounted to $1,007, compared to $568 of revenues during the three months ended March 31, 2016. The increase in revenues in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is mainly a result of an increase in sales due to our continued market penetration into the United States and Australia.

Revenues were derived mainly from the sales of Dario™’s components, including the Smart Meter itself, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors. This increase in revenues is attributable to additional commercialization and launch of sales during the relevant period.

Cost of Revenues and ramp up of manufacturing

During the three months ended March 31, 2017 we recorded costs related to revenues in the amount of $901. During the three months ended March 31, 2016, we recorded costs related to revenues in the amount of $670 out of which $32 was recorded to write off deferred inventory as a result of a legal settlement with a former distributor, $62 was recorded to cover inventory write-downs due to net realized value which was lower than original cost and $14 was recorded in respect of a write off of manufacturing equipment that was disposed during the period. The increase in cost of revenues during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is due to the increase in the volume of revenue during the quarter and an increase in stock based compensation.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $72, or 18%, to $469 for the three months ended March 31, 2017 compared to $397 for the three months ended March 31, 2016. This increase was mainly due to an increase in salaries, stock based compensation and costs associated with clinical trials.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $1,306, or 252%, to $1,825 for the three months ended March 31, 2017 compared to $519 for the three months ended March 31, 2016. These increases were mainly due to our sales and marketing efforts in the United States and Australia, an increase in costs of online marketing campaigns, the costs relating to sales and marketing consultants, the costs associated with subcontractors and employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the DarioTM, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $1,112, or 123%, to $2,017 for the three months ended March 31, 2017 compared to $905 for the three months ended March 31, 2016. This increase was mainly due to an increase in share based compensation resulting from shares issued to management during the quarter. On January 30, 2017, the Compensation Committee of the Board of Directors approved the grant of shares and options to members of management under our Amended and Restated 2012 Share Incentive Plan. In that regard, we issued 227,616 shares of common stock to our Chairman and CEO and 74,896 shares of common stock to our Chief Financial Officer. These share grants were accounted for as expenses according to the closing price of our shares of common stock on January 30, 2017 ($3.40 per share) amounting to an expense of $1,029 in the aggregate and included in the share based compensation expenses for the period.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial income, net for the three months ended March 31, 2017 was $7,447 compared to financial expenses of $445 for the three months ended March 31, 2016. This change was mainly due to reversing the warrant revaluation expense recorded in the fourth quarter of 2016, due to a price protection feature included in such warrants issued to investors in March and August of 2016. This price protection feature expired on March 8, 2017, and as a result we cancelled the liability related to these warrants by recording financing income of $7,460 during the period.

Finance income includes mainly the results of revaluation of warrants to investors, which are recorded as a liability and presented as fair value for each reporting period.

Net profit (loss)

Net profit increased by $5,610, or 237%, to $3,242 for the three months ended March 31, 2017 compared to a loss of $2,368 for the three months ended March 31, 2016. This increase was mainly due to financial income related to revaluation of warrants.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $2,817 in cash and cash equivalents compared to $1,093 at December 31, 2016.

We have experienced cumulative losses of $51,718 from inception (August 11, 2011) through March 31, 2017, and have a stockholders’ equity of $3,233 at March 31, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $43,545 as of March 31, 2017.

On March 3, 2016, we conducted a public offering, pursuant to which we issued 1,333,333 shares of common stock and warrants exercisable for an aggregate of 1,333,333 shares of common stock for an aggregate net consideration of $5,038.

Concurrently with our public offering, on March 3, 2016, we conducted a concurrent private placement pursuant to which we issued 555,555 units, with each unit consisting of one share of common stock and one warrant to purchase 1.2 shares of common stock, such that an aggregate of 555,555 shares of common stock and a warrant to exercisable for an aggregate of 666,666 shares of common stock was issued and sold for an aggregate net consideration of approximately $2,500.

On January 9, 2017, we commenced a private placement offering of up to $5,100 consisting of up to 1,821,437 shares of common stock and warrants to purchase up to 1,821,437 shares of common stock. The warrants are exercisable after the six-month anniversary of each respective closing and will expire on the 5-year anniversary of their issuance. On January 9, 2017, we held the initial closing of the offering with a lead investor and an additional investor and issued and sold 1,113,922 shares of common stock and warrants to purchase 1,113,922 shares of common stock for aggregate gross proceeds of approximately $3,119. On January 11, 2017, we entered into securities purchase agreements with 18 investors for the future issuance and sale of 707,515 shares of common stock and warrants to purchase 707,515 shares of common stock, provided that the issuance and sale of such securities shall only occur upon our obtaining stockholder approval, pursuant to Nasdaq rules. On March 9, 2017, following receipt of stockholder approval, we issued and sold 707,515 shares of common stock and warrants to purchase 707,515 shares of common stock to the 18 investors for gross proceeds of $1,981.

On March 31, 2017, we entered into an underwriting agreement with Aegis Capital Corp., as representative of the underwriters named therein for a firm commitment public offering of 1,450,000 shares of common stock at a price to the public of $3.10 per share for aggregate gross proceeds of approximately $4,500. On April 5, 2017, the Company closed a public offering of 1,450,000 shares of common stock, at a purchase price of $3.10 per share, for aggregate consideration of $3,840, net of issuance costs.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into January 2018  without raising additional capital. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners and to direct customers.

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

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our Dario™ Smart Meter and its related application and data storage components, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario™, (3) expenses which will be required in order to start and expand production of Dario™, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially launch Dario™ in the jurisdictions and in the time frames we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	March 31
	2017	2016
	$	$
Cash used in operating activities:	(3,082)	(2,105)
Cash used in investing activities:	(9)	(27)
Cash provided by financing activities:	4,816	7,728
	1,724	5,596

Net cash used in operating activities

Net cash used in operating activities was $3,082 for the three months ended March 31, 2017 compared to $2,105 used in operations for the same period in 2016. Cash used in operations increased due to increase in the volume of our operations.

Net cash used in investing activities

Net cash used in investing activities was $9 for the three months ended March 31, 2017 compared to $27 for the same period in 2016. Cash used in investing activities decreased due to a reduction in investment in fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $4,816 for the three months ended March 31, 2017 compared to $7,728 for the same period in 2016. This decrease was due to the lower amounts raised during the first quarter of 2017 in a private placement compared to the amounts raised in the public offering during the first quarter of 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Warrant dated January 9, 2017 issued to OurCrowd Digital Health L.P. (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017).
4.3	Form of Representative’s Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017).
10.1	Securities Purchase Agreement between the Company and OurCrowd Digital Health L.P., dated January 9, 2017 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
10.2	Securities Purchase Agreement between the Company and Shmuel Farhi, dated January 9, 2017 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
10.3	Securities Purchase Agreement between the Company and the remaining investors, dated January 11, 2017(incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017) .
10.4	Form of Registration Rights Agreement between the Company and OurCrowd Digital Health L.P. (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
10.5	Form of Registration Rights Agreement between the Company and the remaining investors (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2017		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

