Form 10-Q
period 2017-06-30
DarioHealth Corp.
filed 2017-08-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the registrant had 9,754,887 shares of common stock outstanding.

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

1

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,898	$1,093
Short-term bank deposits	243	225
Trade Receivables	372	226
Inventories	717	888
Other accounts receivable and prepaid expenses	632	504

Total current assets	5,862	2,936

LEASE DEPOSITS	42	35

PROPERTY AND EQUIPMENT, NET	831	901

Total assets	$6,735	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2017	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$985	$1,812
Other accounts payable and accrued expenses	1,794	1,113

Total current liabilities	2,779	2,925

LIABILITY RELATED TO WARRANTS	3	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at June 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 9,599,234 and 5,713,383 shares at June 30, 2017 (unaudited) and December 31, 2016, respectively	6	6
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: None at June 30, 2017 (unaudited) and December 31, 2016	-	-
Additional paid-in capital	59,757	48,413
Accumulated deficit	(55,810)	(54,960)

Total stockholders’ equity (deficiency)	3,953	(6,541)

Total liabilities and stockholders’ equity (deficiency)	$6,735	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	Unaudited		Unaudited

Revenues	$1,210	$669	$2,217	$1,237
Cost of revenues	850	826	1,751	1,496

Gross profit (loss)	360	(157)	466	(259)

Operating expenses:
Research and development	$1,184	$521	$1,653	$918
Sales and marketing	2,205	1,142	4,030	1,661
General and administrative	1,089	803	3,106	1,708

Total operating expenses	4,478	2,466	8,789	4,287

Operating loss	(4,118)	(2,623)	(8,323)	(4,546)

Financial income (expenses), net:
Revaluation of warrants	25	(1,428)	7,485	(1,850)
Other financial (expense) income, net	1	(6)	(12)	(19)

Total financial income (expenses), net	26	(1,434)	7,473	(1,869)

Net loss	$(4,092)	$(4,057)	$(850)	$(6,415)

Deemed dividend related to Series A Preferred Stock exchange agreement	$-	$-	$-	$455
Net loss attributable to holders of Common Stock	$(4,092)	$(4,057)	$(850)	$(6,870)

Net loss per share

Basic and diluted loss per share	$(0.43)	$(0.73)	$(0.10)	$(1.48)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	9,521,730	5,587,800	8,377,667	4,644,495

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*)-	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*)-	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*)-	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*)-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*)-	210	-	210
Exercise of non-plan options	84,106	*)-	*)-	-	*)-
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*)-	2,277	-	2,277
Stock-based compensation	-	-	605	-	605
Net loss	-	-	-	(10,887)	(10,887)
Balance as of December 31, 2016	5,713,383	6	48,413	(54,960)	(6,541)

Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*)-	2,886	-	2,886
Payment for executives and directors under Stock for Salary Program	113,747	*)-	381	-	381
Issuance of Common Stock in to Employees	442,257	*)-	1,444	-	1,444
Issuance of Common Stock to consultants and service provider	58,410	*)-	180	-	180
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*)-	1,878	-	1,878
Issuance of Common Stock in April 2017 Public offering, net of issuance cost	1,450,000	*)-	3,855	-	3,855
Stock-based compensation	-	-	720	-	720
Net loss	-	-	-	(850)	(850)

Balance as of June 30, 2017 (unaudited)	9,599,234	$6	$59,757	$(55,810)	$3,953

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2017	2016
	Unaudited

Cash flows from operating activities:
Net loss	$(850)	$(6,415)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	2,441	668
Depreciation	101	191
Increase in trade receivables	(146)	-
Decrease (increase) in accounts receivables and prepaid expenses	(146)	84
Decrease (increase) in inventories	171	(410)
Decrease (increase) in trade payables	(827)	27
Decrease in deferred revenues	-	(31)
Increase in other accounts payable and accrued expenses	915	238
Change in fair value of warrants to purchase shares of Common Stock	(7,485)	1,850

Net cash used in operating activities	(5,826)	(3,798)

Cash flows from investing activities:
Maturity of (investment in) lease deposits	(7)	1
Purchase of property and equipment	(31)	(246)

Net cash used in investing activities	(38)	(245)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	8,669	7,538
Proceeds from exercise of options and warrants	-	210

Net cash provided by financing activities	8,669	7,748

Increase in cash and cash equivalents	2,805	3,705
Cash and cash equivalents at the beginning of the period	1,093	2,671

Cash and cash equivalents at the end of the period	$3,898	$6,376

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common Stock	$-	$2,277

Payment for directors and employees under Stock for Cash Program	$183	$102

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1: -	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date.

c.	During the six months ended June 30, 2017, the Company incurred operating losses and negative cash flows from operating activities amounting to $8,323 and $5,826, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into January 2018.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on NASDAQ Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 are applied consistently in these unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2017, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2017, and the Company's consolidated results of operations and the Company's consolidated cash flows for the six months ended June 30, 2017. Results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 4: -	INVENTORIES

	June 30,	December 31,
	2017	2016
	Unaudited

Raw materials	$330	$431
Finished products	387	457

	$717	$888

During the six months’ period ended June 30, 2017 and the year ended December 31, 2016, total inventory write-off expenses amounted to $47 and $315, respectively.

NOTE 5: -	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	On January 9, 2017, the Company commenced a private placement offering of up to $5,100 consisting of up to 1,821,437 shares of the Company’s common stock, $0.0001 par value per share (the "Common Stock") and warrants to purchase up to 1,821,437 shares of Common Stock. The warrants are exercisable after the six-month anniversary of each respective closing and will expire on the 5-year anniversary of their issuance. On January 9, 2017, the Company held the initial closing of the offering with a lead investor and an additional investor and issued 1,113,922 shares of Common Stock and warrants to purchase 1,113,922 shares of Common Stock for aggregate gross proceeds of approximately $3,119 ($2,886 net of issuance expenses). On January 11, 2017, the Company entered into securities purchase agreements with certain investors for the future issuance and sale of 707,515 shares of Common Stock and warrants to purchase 707,515 shares of Common Stock, provided that the issuance and sale of such securities shall only occur upon obtaining stockholder approval, pursuant to NASDAQ rules. The Company’s stockholders approved the issuance and sale of the securities on March 9, 2017 and the closing of the private placement offering, with aggregate gross proceeds of $1,981 ($1,878 net of issuance expenses), occurred on March 9, 2017.

b.	In January and April 2017, 77,891 and 125,856, respectively, shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”).

c.	In January 10, 2017, 6,553 shares of Common Stock were issued to a certain service provider instead of cash owed to him for services provided during the fourth quarter of 2016. The shares were issued under the 2012 Plan. In February 6, 2017, 34,050 options were granted to a certain service provider of Ltd., under the 2012 plan, instead of cash owed to the service provider for services provided during the period from July – December of 2016. The options are fully vested, and exercisable at an exercise price of $0.0001 per share.

d.	In January and February 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 367,257 shares of Common Stock to officers, employees and consultants of the Company, and the grant of 211,492, 286,229 and 21,000 options to purchase Common Stock to employees, directors and officers, and consultants of the Company, respectively, at exercise prices of between $3.202 to $4.121 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have six-year terms. All options were issued under the 2012 Plan.

e.	On April 5, 2017, the Company closed a public offering (the "Public Offering") of 1,450,000 shares of Common Stock, at a purchase price of $3.10 per share, for an aggregate consideration of $3,855, net of issuance costs. The shares were offered, issued and sold pursuant to a shelf registration statement filed with the Securities and Exchange Commission. In connection with the Public Offering, the Company agreed to issue to the representative of the underwriters' five-year warrants to purchase up to 36,250 shares of Common Stock at an exercise price equal to $3.875 per share of Common Stock for cash

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the warrants is available.

f.	In April and June 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 56,244 shares of Common Stock to service providers of the Company, and the grant of 59,000 and 194,192 options to purchase shares of Common Stock to employees and consultants of the Company, respectively, at an exercise prices of between $0.0001 to $2.44 per share. The stock options shall vest over a period of up to three years commencing on the respective grant dates. All of the aforementioned options have six-year terms. All shares and options were approved under the 2012 Plan and the respective sub-plan.

g.	In April and June 2017, 36,857 shares of Common Stock were issued and 17,500 options to purchase shares of Common Stock were granted at an exercise price of $0.0001 per share, were issued to certain service providers of the Company. The shares and the options were issued under the 2012 Plan.

h.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the six-month period ended June 30, 2017 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	583,334	16.53	4.87	7
Options granted	813,413	2.02
Options exercised	-	-
Options expired	(38,528)	5.37
Options forfeited	(20,273)	50.75

Options outstanding at period end (unaudited)	1,337,946	7.63	5.21	540

Options vested and expected to vest at period end (unaudited)	1,217,778	7.88	5.20	540

Exercisable at period end (unaudited)	634,932	12.54	4.88	377

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2017, the total amount of unrecognized stock-based compensation expense was approximately $1,200 thousand which will be recognized over a weighted average period of 1.24 years.

The total compensation cost related to all of the Company's equity-based awards recognized during the six-month period ended June 30, 2017 and 2016 was comprised as follows:

	Six months ended June 30,
	2017	2016
	Unaudited

Cost of revenues	$77	$19
Research and development	143	53
Sales and marketing	411	62
General and administrative	1,810	534

Total stock-based compensation expenses	$2,441	$668

NOTE 7: -	FAIR VALUE MEASUREMENTS

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	FAIR VALUE MEASUREMENTS (Cont.)

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On September 23, 2014, the Company consummated a private placement (the “September 2014 Private Placement”) consisting of an aggregate of 42,350 units which consisted of 42,350 shares of newly designated Series A Convertible Preferred Stock which were convertible into up to an aggregate of 10,683,662 shares of Common Stock, and warrants to purchase 5,341,834 shares of Common Stock with an exercise price of $0.48 per share which is subject to a standard anti-dilution protections clause.

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Binomial option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

June 30, 2017

Risk-free interest rate (1)	1.28%
Expected volatility (2)	71.43%
Expected life (in years) (3)	1.23%
Expected dividend yield (4)	0%

Fair value per warrant	$0.06

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	FAIR VALUE MEASUREMENTS (Cont.)

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2017:

Fair value of liability related to warrants

Balance at December 31, 2016	$7,488
Change in fair value of warrants during the period	(7,485)

Balance at June 30, 2017 (unaudited)	$3

NOTE 8: -	FINANCIAL INCOME (EXPENSES), NET

	Six months ended June 30,
	2017	2016
	Unaudited

Bank charges	$(7)	$(12)
Foreign currency translation adjustments	(5)	(7)
Change in fair value of warrants	7,485	(1,850)

Total financial income (expenses), net	$7,473	$(1,869)

NOTE 9: -	SUBSEQUENT EVENTS

In July 2017, 71,908 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary fees and bonuses owed to such individuals. The shares were issued under the Company’s 2012 Plan.

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

We commenced a commercial launch of the free Dario™ application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario™ solution (including the app and the Smart Meter) in selected jurisdictions in March 2014 and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada, with the goal of collecting customer feedback to refine our longer-term roll-out strategy. We are consistently adding new additional features and functionality in making Dario™ the new standard of care in diabetes data management. We currently have approximately 69,000 installs of our iOS app and over 12,000 installs of our Android app.

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario™ Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct to consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these effort to include Australia as well. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to the Dario™ application, Smart Meters and test strips;

•	continued product development and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario™ solution);

•	continued work on the registration of our patents worldwide;

•	regulatory matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

Results of Operations

Comparison of the three and six months ended June 30, 2017 and 2016 (in thousands)

Revenues

Revenues for the three and six months ended June 30, 2017 amounted to $1,210 and $2,217, respectively, compared to $669 and $1,237 of revenues during the three and six months ended June 30, 2016. The increases in revenues in the three and six months ended June 30, 2017 compared to the six months ended June 30, 2016 are mainly as a result of an increase in the sales of our products.

Revenues were derived mainly from the sales of Dario™’s components, including the Smart Meter itself, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three and six months ended June 30, 2017 we recorded costs related to revenues in the amount of $850 and $1,751, respectively, as compared to $826 and $1,496 of recorded costs related to revenues during the three and six months ended June 30, 2016. The increases in costs related to revenues in the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, are mainly as a result of an increase in the sales of our products.

Cost of revenues consist mainly of the cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $663, or 127%, to $1,184 for the three months ended June 30, 2017 compared to $521 for the three months ended June 30, 2016, and increased by $735, or 80%, to $1,653 for the six months ended June 30, 2017 compared to $918 for the six months ended June 30, 2016. These increases were mainly due to increases in salaries, stock based compensation and costs associated with clinical trials.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $1,063, or 93%, to $2,205 for the three months ended June 30, 2017 compared to $1,142 for the three months ended June 30, 2016 and increased by $2,369, or 143%, to $4,030 for the six months ended June 30, 2017 compared to $1,661 for the six months ended June 30, 2016. These increases were mainly due to expanding our sales and marketing activities in the United States and Australia, an increase in costs of online marketing campaigns, the cost related to marketing consultants and the costs associated with subcontractors and employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the DarioTM, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $286, or 36%, to $1,089 for the three months ended June 30, 2017 compared to $803 for the three months ended June 30, 2016, and increased by $1,398, or 82%, to $3,106 for the six months ended June 30, 2017 compared to $1,708 for the six months ended June 30, 2016. These increases were mainly due to an increase in share based compensation resulting from shares issued to management during the period. On January 30, 2017 the Compensation Committee of the Board of Directors approved the grant of shares and options to members of management pursuant to our Amended and Restated 2012 Equity Incentive Plan. In that regard, we issued 227,616 shares of common stock to our Chairman and CEO and 74,896 shares of common stock to our Chief Financial Officer on January 30, 2017. These share grants were accounted for as expenses according to the closing price of our shares of common stock on January 30, 2017 ($3.40 per share) amounting to an expense of $1,029 in the aggregate and included in the share based compensation expenses for the period. On April 20, 2017, the Compensation Committee of the Board of Directors approved the grant of shares to management, pursuant to our Amended and Restated 2012 Equity Incentive Plan as a bonus payment for the Company’s achievements during the year ending December 31, 2016. In that regard, we issued 50,000 shares of common stock to our Chairman and CEO and 20,000 shares of common stock to our Chief Financial Officer on April 20, 2017. These share grants were accounted for as expenses according to the closing price of our shares of common stock on April 19, 2017 ($2.73 per share) amounting to an expense of $191 in the aggregate and included in the share based compensation expenses for the period.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our finance expense (income) for the three and six months ended June 30, 2017 were $26 and $7,473, respectively, compared to finance expense of $1,434 and $1,869 for the three and six months ended June 30, 2016, respectively. This change was mainly due to the reversing of the warrant revaluation expense during the first quarter of 2017, which was initially recorded during the fiscal year ended 2016, due to a price protection feature included in warrants issued to investors in March and August of 2016. This price protection feature expired on March 8, 2017, and as a result, we cancelled the liability related to these warrants by recording financing income of $7,460 during the period.

Financial expense (income) includes mainly the results of a revaluation of warrants to investors and a former placement agent, which were recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss increased by $46, or 1%, to $4,092 for the three months ended June 30, 2017 compared to a loss of $4,057 for the three months ended June 30, 2016 and decreased by $6,020, or 88%, to $850 for the six months ended June 30, 2017 compared to $6,870 for the six months ended June 30, 2016.

The decrease in net loss for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was mainly due to our financial income related to revaluation of warrants.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $3,898 in cash and cash equivalents compared to $1,093 at December 31, 2016.

We have experienced cumulative losses of $55,810 from inception (August 11, 2011) through June 30, 2017, and have a stockholders’ equity of $3,953 at June 30, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $47,400 as of June 30, 2017.

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

On March 31, 2017, we entered into an underwriting agreement with Aegis Capital Corp., as representative of the underwriters named therein for a firm commitment public offering of 1,450,000 shares of common stock at a price to the public of $3.10 per share for aggregate gross proceeds of approximately $4,500. On April 5, 2017, the Company closed a public offering of 1,450,000 shares of common stock, at a purchase price of $3.10 per share, for aggregate consideration of $3,855, net of issuance costs.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	June 30
	2017	2016
	$	$
Cash used in operating activities:	(5,826)	(3,798)
Cash used in investing activities:	(38)	(245)
Cash provided by financing activities:	8,669	7,748
	2,805	3,705

Net cash used in operating activities

Net cash used in operating activities was $5,826 for the six months ended June 30, 2017 compared to $3,798 used in operations for the same period in 2016. Cash used in operations increased due to the increase in the volume of our operations.

Net cash used in investing activities

Net cash used in investing activities was $38 for the six months ended June 30, 2017 compared to $245 for the same period in 2016. Cash used in investing activities decreased mainly due to a reduction in investment in fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $8,669 for the six months ended June 30, 2017 compared to $7,748 for the same period in 2016. During the six months ended June 30, 2017, we raised net proceeds of approximately $8,669 through our January 2017 private placement and March 2017 underwritten public offering. During the six months ended June 30, 2016 we raised net proceeds of approximately $7,538 through our March 2016 public offering and private placement transactions and $210 was raised through proceeds from exercise of warrants. This increase was due to higher amount raised during the first six month of 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2017, we issued an option to purchase an aggregate of 158,142 shares of our common stock to a consultant under our Amended and Restated 2012 Equity Incentive Plan. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transaction under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2017		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

