Form 10-Q
period 2017-09-30
DarioHealth Corp.
filed 2017-11-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, the registrant had 10,352,424 shares of common stock outstanding.

When used in this quarterly report, the terms “Dario,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation.

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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

1

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2017	2016
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,262	$1,093
Short-term bank deposits	241	225
Trade Receivables	419	226
Inventories	924	888
Other receivables and prepaid expenses	768	504

Total current assets	8,614	2,936

LEASE DEPOSITS	32	35

PROPERTY AND EQUIPMENT, NET	811	901

Total assets	$9,457	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2017	2016
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,983	$1,812
Other payables and accrued expenses	1,357	1,113

Total current liabilities	3,340	2,925

LIABILITY RELATED TO WARRANTS	2	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at September 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 10,238,220 and 5,713,383 shares at September 30, 2017 (unaudited) and December 31, 2016, respectively	6	6
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 2,307,654 and None at September 30, 2017 (unaudited) and December 31, 2016, respectively	*) -	-
Additional paid-in capital	64,892	48,413
Accumulated deficit	(58,783)	(54,960)

Total stockholders' equity (deficiency)	6,115	(6,541)

Total liabilities and stockholders' equity (deficiency)	$9,457	$3,872

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	Unaudited		Unaudited

Revenues	$1,375	$728	$3,592	$1,965
Cost of revenues	1,099	652	2,850	2,148

Gross profit (loss)	276	76	742	(183)

Operating expenses:
Research and development	797	659	2,450	1,577
Sales and marketing	1,682	1,533	5,707	3,194
General and administrative	781	605	3,887	2,313

Total operating expenses	3,260	2,797	12,044	7,084

Operating loss	(2,984)	(2,721)	(11,302)	(7,267)

Financial income, net:
Revaluation of warrants	1	2,788	7,486	938
Other financial (expense) income, net	5	(678)	(7)	(697)

Total financial income, net	6	2,110	7,479	241

Net loss	(2,978)	(611)	(3,823)	(7,026)

Deemed dividend related to Series A Preferred Stock exchange agreement	-	-	-	455
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	265	-	265
Net loss attributable to holders of Common Stock	(2,978)	(876)	(3,823)	(7,746)

Net loss per share

Basic and diluted loss per share	$(0.30)	$(0.15)	$(0.43)	$(1.54)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	9,950,443	5,705,229	8,931,460	5,019,918

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Preferred Stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount		capital	deficit	(deficiency)

Balance as of December 31, 2015	2,911,788	$5	-		$	$41,769	$(43,354)	$(1,580)
Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	-		-	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*) -	-		-	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	-		-	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*) -	-		-	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*) -	-		-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	-		-	210	-	210
Exercise of non-plan options	84,106	*) -	-		-	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	-		-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	-		-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	-		-	2,277	-	2,277
Stock-based compensation	-	-	-		-	605	-	605
Net loss	-	-	-		-	-	(10,887)	(10,887)

Balance as of December 31, 2016	5,713,383	6	-		-	48,413	(54,960)	(6,541)
Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*) -	-		-	2,886	-	2,886
Payment for executives and directors under Stock for Salary Program	185,656	*) -	-		-	547	-	547
Issuance of Common Stock in to Employees	452,257	*) -	-		-	1,472	-	1,472
Issuance of Common Stock to consultants and service provider	114,654	*) -	-		-	423	-	423
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*) -	-		-	1,878	-	1,878
Issuance of Common Stock in April 2017 Public offering, net of issuance cost	1,450,000	*) -	-		-	3,855	-	3,855
Exercise of options	17,500	*) -	-		-	*) -	-	*) -
Issuance of Common Stock in August 2017 Private Placement, net of issuance cost	483,333	*) -	-		-	801	-	801
Issuance of Preferred Stock in August 2017 Private placement, net of issuance cost	-	-	2,307,654		*) -	3,711	-	3,711
Stock-based compensation	-	-	-		-	906	-	906
Net loss	-	-	-		-	-	(3,823)	(3,823)

Balance as of September 30, 2017 (unaudited)	10,238,220	$6	2,307,654	$	*) -	$64,892	$(58,783)	$6,115

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2017	2016
	Unaudited

Cash flows from operating activities:
Net loss	$(3,823)	$(7,026)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	3,062	914
Registration rights waiver	-	650
Depreciation	155	273
Increase in trade receivables	(193)	(257)
Decrease (increase) in other receivables and prepaid expenses	(264)	80
Increase in inventories	(36)	(517)
Increase in trade payables	171	49
Decrease in deferred revenues	-	(31)
Increase in other payables and accrued expenses	191	283
Change in fair value of warrants to purchase shares of Common Stock	(7,486)	(938)

Net cash used in operating activities	(8,223)	(6,520)

Cash flows from investing activities:
Investment in short-term bank deposit	(16)	(155)
Maturity of lease deposits	3	1
Purchase of property and equipment	(64)	(406)

Net cash used in investing activities	(77)	(560)

Cash flows from financing activities:
Proceeds from issuance of Stock and warrants, net of issuance cost	13,469	7,538
Proceeds from exercise of options and warrants	*) -	210

Net cash provided by financing activities	13,469	7,748

Increase in cash and cash equivalents	5,169	668
Cash and cash equivalents at the beginning of the period	1,093	2,671

Cash and cash equivalents at the end of the period	$6,262	$3,339

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common Stock	$-	$2,277

Payment for directors and employees under Stock for Cash Program	$183	$154

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:- GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company's flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, 'all-in-one', pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company's wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd." or "Subsidiary"), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company's intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company ("LabStyle US"), which was established in 2014, however it has not started its operations to date.

c.	During the nine months ended September 30, 2017, the Company incurred operating losses and negative cash flows from operating activities amounting to $3,823 and $8,223, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into the third quarter of 2018.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on NASDAQ Capital Market under the symbols "DRIO" and "DRIOW," respectively.

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim consolidated financial statements as of September 30, 2017, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2017, and the Company's consolidated results of operations and the Company's consolidated cash flows for the nine months ended September 30, 2017. Results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 4: -	INVENTORIES

	September 30,	December 31,
	2017	2016
	Unaudited

Raw materials	$494	$431
Finished products	430	457

	$924	$888

During the nine months' period ended September 30, 2017 and the year ended December 31, 2016, total inventory write-off expenses amounted to $120 and $315, respectively.

NOTE 5: -	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	On January 9, 2017, the Company commenced a private placement offering of up to $5,100 consisting of up to 1,821,437 shares of the Company's common stock, $0.0001 par value per share (the "Common Stock") and warrants to purchase up to 1,821,437 shares of Common Stock. The warrants are exercisable after the six-month anniversary of each respective closing and will expire on the 5-year anniversary of their issuance. On January 9, 2017, the Company held the initial closing of the offering with a lead investor and an additional investor and issued 1,113,922 shares of Common Stock and warrants to purchase 1,113,922 shares of Common Stock for aggregate gross proceeds of approximately $3,119 ($2,886 net of issuance expenses). On January 11, 2017, the Company entered into securities purchase agreements with certain investors for the future issuance and sale of 707,515 shares of Common Stock and warrants to purchase 707,515 shares of Common Stock, provided that the issuance and sale of such securities shall only occur upon obtaining stockholder approval, pursuant to NASDAQ rules. The Company's stockholders approved the issuance and sale of the securities on March 9, 2017 and the closing of the private placement offering, with aggregate gross proceeds of $1,981 ($1,878 net of issuance expenses), occurred on March 9, 2017.

b.	In January, April and July 2017, 77,891, 125,856 and 71,918, shares of Common Stock respectively, were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary, director fees, and bonuses owed to such individuals. The shares were issued under the Company's Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan").

c.	On January 10, 2017, 6,553 shares of Common Stock were issued to a certain service provider instead of cash owed to him for services provided during the fourth quarter of 2016. The shares were issued under the 2012 Plan. On February 6, 2017, 34,050 options were granted to a certain service provider of Ltd., under the 2012 plan, instead of cash owed to the service provider for services provided during the period from July – December of 2016. The options are fully vested, and exercisable at an exercise price of $0.0001 per share.

d.	In January and February 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 367,257 shares of Common Stock to officers, employees and consultants of the Company, and the grant of 211,492, 286,229 and 21,000 options to purchase Common Stock to employees, directors and officers, and consultants of the Company, respectively, at exercise prices of between $3.202 to $4.121 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have six-year terms. All options were issued under the 2012 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

e.	On April 5, 2017, the Company closed a public offering (the "Public Offering") of 1,450,000 shares of Common Stock, at a purchase price of $3.10 per share, for an aggregate consideration of $3,855, net of issuance costs. The shares were offered, issued and sold pursuant to a shelf registration statement filed with the Securities and Exchange Commission. In connection with the Public Offering, the Company agreed to issue to the representative of the underwriters' five-year warrants to purchase up to 36,250 shares of Common Stock at an exercise price equal to $3.875 per share of Common Stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the warrants is available.

f.	In April and June 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 56,244 shares of Common Stock to service providers of the Company, and the grant of 59,000 and 194,192 options to purchase shares of Common Stock to employees and consultants of the Company, respectively, at an exercise prices of between $0.0001 to $2.44 per share. The stock options shall vest over a period of up to three years commencing on the respective grant dates. All of the aforementioned options have six-year terms. All shares and options were approved under the 2012 Plan and the respective sub-plan.

g.	In April and June 2017, 36,857 shares of Common Stock were issued and 17,500 options to purchase shares of Common Stock were granted at an exercise price of $0.0001 per share, were issued to certain service providers of the Company. The shares and the options were issued under the 2012 Plan.

h.	On August 22, 2017, the Company closed two concurrent private placements offerings of up to about $6,000 consisting of up to 483,333 shares of the Company's Common Stock, and up to 2,307,654 shares of the Company's newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), for aggregate gross proceeds of approximately $5,024 ($4,799 net of issuance expenses). The shares of Series B Preferred Stock are convertible into an aggregate of 2,307,654 shares of Common Stock based on a conversion price of $1.80 per share. Such conversion price is not subject to any future price-based anti-dilution adjustments but does carry customary stock-based anti-dilution protection. The holders of the Series B Preferred Stock will not be entitled to convert such preferred stock into shares of the Company's Common Stock until the Company obtains stockholder approval for such issuance and upon obtaining such stockholder approval shall automatically convert into shares of Common Stock. In addition, the holders of the Series B Preferred Stock are entitled to a 6% fixed dividend, payable in shares of Common Stock, which shall be payable upon the automatic conversion of the Series B Preferred Stock. The holders of the Series B Preferred Stock do not possess any voting rights but the Series B Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series B Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

i.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the nine-month period ended September 30, 2017 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	583,334	16.53	4.87	7
Options granted	823,413	2.00
Options exercised	(17,500)	0.00
Options expired	(40,528)	5.27
Options forfeited	(27,681)	38.86

Options outstanding at period end (unaudited)	1,321,038	7.71	4.96	424

Options vested and expected to vest at period end (unaudited)	1,200,770	7.97	4.970	424

Exercisable at period end (unaudited)	696,783	11.85	4.64	309

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount is impacted by the changes in the fair market value of the Common Stock.

As of September 30, 2017, the total amount of unrecognized stock-based compensation expense was approximately $1,010 thousand which will be recognized over a weighted average period of 1.15 years.

The total compensation cost related to all of the Company's equity-based awards recognized during the nine-month period ended September 30, 2017 and 2016 was comprised as follows:

	Nine months ended September 30,
	2017	2016
	Unaudited

Cost of revenues	$102	$37
Research and development	206	81
Sales and marketing	515	81
General and administrative	2,239	715

Total stock-based compensation expenses	$3,062	$914

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	FAIR VALUE MEASUREMENTS

Accounting Standards Codification 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

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

On September 23, 2014, the Company consummated a private placement (the "September 2014 Private Placement") consisting of an aggregate of 42,350 units which consisted of 42,350 shares of newly designated Series A Convertible Preferred Stock which were convertible into up to an aggregate of 10,683,662 shares of Common Stock, and warrants to purchase 5,341,834 shares of Common Stock with an exercise price of $0.48 per share which is subject to a standard anti-dilution protections clause.

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 "Contracts in entity's own equity," and re-measures such liability using the Binomial option-pricing model as described below.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	FAIR VALUE MEASUREMENTS (Cont.)

In estimating the warrants' fair value, the Company used the following assumptions:

September 30, 2017

Risk-free interest rate (1)	1.31%
Expected volatility (2)	81.03%
Expected life (in years) (3)	0.98
Expected dividend yield (4)	0%

Fair value per warrant	$0.03

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2017:

Fair value of liability related to warrants

Balance at December 31, 2016	$7,488
Change in fair value of warrants during the period	(7,486)

Balance at September 30, 2017 (unaudited)	$2

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	FINANCIAL INCOME (EXPENSES), NET

	Nine months ended September 30,
	2017	2016
	Unaudited

Bank charges	$(9)	$(41)
Foreign currency translation adjustments	2	(6)
Registration right waiver	-	(650)
Change in fair value of warrants	7,486	938

Total financial income (expenses), net	$7,479	$241

NOTE 9: -	SUBSEQUENT EVENTS

a.	In October 2017, 114,204 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary fees and bonuses owed to such individuals. The shares were issued under the Company's 2012 Plan.

b.	In November 2017, the Company entered into exchange agreements with certain company warrant holders who were granted warrants to purchase shares of Common Stock on August 10, 2016 and January 2017. Pursuant to the terms of the Exchange Agreement, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,871,436 shares of Common Stock for cancellation and received, as consideration for such cancellation an aggregate of 1,039,676 shares of Common Stock.

------

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into the third quarter of 2018 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario™ through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to continue the market penetration of Dario™ or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2016 (filed on March 22, 2017) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016 (in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2017 amounted to $1,375 and $3,592, respectively, compared to $728 and $1,965 of revenues during the three and nine months ended September 30, 2016. The increases in revenues in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 are mainly as a result of increase in the sales of our products.

Revenues were derived mainly from the sales of Dario™’s components, including the Smart Meter itself, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three and nine months ended September 30, 2017 we recorded costs related to revenues in the amount of $1,099 and $2,850, respectively as compared to $652 and $2,148 of recorded costs related to revenues during the three and nine months ended September 30, 2016. The increases in costs related to revenues in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 are mainly as a result of an increase in the sales of our products and the write-off of old production fixtures and related inventories amounting to $102 in the third quarter of 2017.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $138, or 21%, to $797 for the three months ended September 30, 2017 compared to $659 for the three months ended September 30, 2016, and increased by $873, or 55%, to $2,450 for the nine months ended September 30, 2017 compared to $1,577 for the nine months ended September 30, 2016. These increases were mainly due to increases in salaries, stock based compensation and costs associated with clinical trials.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $149, or 9.7%, to $1,682 for the three months ended September 30, 2016 compared to $1,533 for the three months ended September 30, 2017 and increased by $2,513, or 79%, to $5,707 for the nine months ended September 30, 2017 compared to $3,194 for the nine months ended September 30, 2016. These increases were mainly due to the increase in our sales and marketing activities in the United States and Australia during 2017 compared to partial activity during the first nine months of 2016, an increase in costs of our online marketing campaigns, the cost related to marketing consultants and the costs associated with subcontractors and employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the DarioTM, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $176, or 29%, to $781 for the three months ended September 30, 2017 compared to $605 for the three months ended September 30, 2016, and increased by $1,574, or 68%, to $3,887 for the nine months ended September 30, 2017 compared to $2,313 for the nine months ended September 30, 2016. These increases were mainly due to an increase in share based compensation resulting from shares issued to management during the period. On January 30, 2017 the Compensation Committee of the Board of Directors approved the grant of shares and options to members of management pursuant to our Amended and Restated 2012 Share Incentive Plan. In that regard, on January 30, 2017, we issued 227,616 shares of common stock to our Chairman and Chief Executive Officer and 74,896 shares of common stock to our Chief Financial Officer. These share grants were accounted for as expenses according to the closing price of our shares of common stock on January 30, 2017 ($3.40 per share) amounting to an expense of $1,029 in the aggregate and included in the share based compensation expenses for the period. On April 20, 2017, the Compensation Committee of the Board of Directors approved the grant of shares to management, pursuant to our Amended and Restated 2012 Share Incentive Plan as a bonus payment for the Company’s achievements during the year ending December 31, 2016. In that regard, on April 20, 2017, we issued 50,000 shares of common stock to our Chairman and Chief Executive Officer and 20,000 shares of common stock to our Chief Financial Officer. These share grants were accounted for as expenses according to the closing price of our shares of common stock on April 19, 2017 ($2.73 per share) amounting to an expense of $191 in the aggregate and included in the share based compensation expenses for the period.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income, net

Our finance income for the three and nine months ended September 30, 2017 were $6 and $7,479, respectively, compared to finance income of $2,110 and $241 for the three and nine months ended September 30, 2016, respectively. This change was mainly due to the reversing of the warrant revaluation expense during the first quarter of 2017 which was initially recorded during the fiscal year ended 2016, due to a price protection feature included in warrants issued to investors in March and August of 2016. These price protection features expired on March 8, 2017, and as a result, we cancelled the liability related to these warrants by recording financing income of $7,460 during the period.

Financial income includes mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss increased by $2,367, or 387%, to $2,978 for the three months ended September 30, 2017 compared to a loss of $611 for the three months ended September 30, 2016 and decreased by $3,203, or 45%, to $3,823 for the nine months ended September 30, 2016 compared to $7,026 for the nine months ended September 30, 2016.

The increase in net loss for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was mainly due to the financing income recorded in the three months ended September 30, 2017 compared to the financing income recorded in the three months ended September 30, 2016, and the increase in the operating expenses recorded during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.. The decrease in net loss for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was mainly due to the financing income recorded in the nine months ended September 30, 2017 compared to the financing income recorded in the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $6,262 in cash and cash equivalents compared to $1,093 at December 31, 2016.

We have experienced cumulative losses of $58,783 from inception (August 11, 2011) through September 30, 2017, and have a stockholders’ equity of $6,115 on September 30, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $51,931 as of September 30, 2017.

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

Between August 16, 2017 and August 22, 2017, we conducted a private placement offering of 483,333 shares of common stock and 2,307,654 shares of our newly designated Series B Preferred Stock, for aggregate net consideration of $4,799.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into the third quarter of 2018 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario™ through distribution partners and to direct customers.

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

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our Dario™ Smart Meter and its related application and data storage components, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario™, (3) expenses which will be required in order to start and expand production of Dario™, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our business.

Cash Flows

The following tables set forth selected cash flow information for the periods indicated:

	September 30
	2017	2016
	$	$
Cash used in operating activities:	(8,223)	(6,520)
Cash used in investing activities:	(77)	(560)
Cash provided by financing activities:	13,469	7,748
	5,169	668

Net cash used in operating activities

Net cash used in operating activities was $8,223 for the nine months ended September 30, 2017 compared to $6,520 used in operations for the same period in 2016. Cash used in operations increased due to the increase in our operating loss.

Net cash used in investing activities

Net cash used in investing activities was $77 for the nine months ended September 30, 2017 compared to $560 for the same period in 2016. Cash used in investing activities decreased mainly due to reduction in the purchase of property and equipment and reduction in investment in bank deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $13,469 for the nine months ended September 30, 2017 compared to $7,748 for the same period in 2016. During the nine months ended September 30, 2017 we raised net proceeds of approximately $13,469 through our January 2017 private placement, March 2017 underwritten public offering and the August private placement. During the nine months ended September 30, 2016 we raised net proceeds of approximately $7,538 through our March 2016 public offering and private placement transactions and $210 was raised through proceeds from exercise of warrants. This increase was due to funds we raised from the sale of our equity securities.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 5. Other Information

Warrant Exchange Agreement

Given the timing of the event, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” Item 1.02 “Termination of a Material Definitive Agreement,” and Item 3.02 “Unregistered Sales of Equity Securities,” of Current Report on Form 8-K in lieu of filing a Form 8-K.

On November 13, 2017, we entered into exchange agreements (each an “Exchange Agreement”) with certain of our warrant holders who were granted warrants to purchase shares of Common Stock on August 10, 2016 and January 2017. Pursuant to the terms of the Exchange Agreement, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,871,436 shares of Common Stock for cancellation and received, as consideration for such cancellation, an aggregate of 1,039,676 shares of Common Stock. The description of the Exchange Agreement is not complete and is subject to and qualified in its entirety by reference to the form of Exchange Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

The securities issued pursuant to the foregoing are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering and the warrant holders are accredited investors.

Item 6. Exhibits.

No.	Description of Exhibit
10.1*	Form of Warrant Exchange Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2017		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

