Form 10-Q/A
period 2017-03-31
DarioHealth Corp.
filed 2018-03-19
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

8 HaToKhen Street
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

Explanatory Note

DarioHealth Corp. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2017 (the “Original Filing”).

As now discussed in Note 9 to the consolidated financial statements in the Amendment, the Company has restated its consolidated financial statements at March 31, 2017 and for the three months then ended in order to correct a certain error recorded for the three months ended March 31, 2017 relating to the re-measurement of certain liability warrants before their reclassification from liability to equity in the period ended March 31, 2017.

The Company made the necessary conforming changes in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion resulting from the adjustments provided above. Please refer to Note 9 — “Restatement of Previously Issued Consolidated Financial Statements” of this Amendment for more information on the effect of these adjustments.

This Amendment speaks as of the date of the Original Filing and does not reflect any events that may have occurred subsequent to the Original Filing date or modify or update disclosures in any way other than as required to reflect the restatement described above. In addition, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.  No other sections of the Original Filing are affected, but for the convenience of the reader, this Amendment restates in its entirety, as amended, our Original Filing.

The revised financial information included in this Amendment has been identified as “restated” in accordance with accounting principles generally accepted in the U.S.

DarioHealth Corp.

Quarterly Report on Form 10-Q/A

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q/A, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

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
	Unaudited
	(Restated)
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
	Unaudited
	(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,484	$1,812
Other accounts payable and accrued expenses	1,240	1,113

Total current liabilities	2,724	2,925

LIABILITY RELATED TO WARRANTS	28	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value -Authorized: 160,000,000 shares at March 31, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 7,976,521 and 5,713,383 shares at March 31, 2017 (unaudited) and December 31, 2016, respectively	6	6
Preferred Stock of $0.0001 par value -Authorized: 5,000,000 shares at March 31, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: None at March 31, 2017 (unaudited) and December 31, 2016	-	-
Additional paid-in capital	63,600	48,413
Accumulated deficit	(60,373)	(54,960)

Total stockholders' equity (deficiency)	3,233	(6,541)

Total liabilities and stockholders' equity (deficiency)	$5,985	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31
	2017	2016
	Unaudited
	(Restated)
Revenues	$1,007	$568
Cost of revenues	901	670

Gross profit (loss)	106	(102)

Operating expenses:
Research and development	$469	$397
Sales and marketing	1,825	519
General and administrative	2,017	905

Total operating expenses	4,311	1,821

Operating loss	(4,205)	(1,923)

Financial expenses, net:
Revaluation of warrants	1,195	432
Other financial expense, net	13	13

Total financial expenses, net	1,208	445

Net loss	$(5,413)	$(2,368)

Deemed dividend related to Series A Preferred Stock exchange agreement	$-	$455
Net loss attributable to holders of Common Stock	$(5,413)	$(2,823)

Net loss per share

Basic and diluted loss per share	$(0.75)	$(0.77)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	7,195,801	3,652,474

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*)-	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*) -	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*) -	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	210	-	210
Exercise of non-plan options	84,106	*) -	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	2,277	-	2,277
Stock-based compensation	-	-	605	-	605
Net loss	-	-	-	(10,887)	(10,887)
Balance as of December 31, 2016	5,713,383	6	48,413	(54,960)	(6,541)

Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*) -	2,886	-	2,886
Payment for executives and directors under Stock for Salary Program	77,891	*) -	250	-	250
Issuance of Common Stock in January 2017 to Employees	352,257	*) -	1,198	-	1,198
Issuance of Common Stock in January 2017 to consultants and service provider	11,553	*) -	49	-	49
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*) -	1,878	-	1,878
Reclassification of warrants from liability to equity on March 8, 2017	-	-	8,655	-	8,655
Stock-based compensation	-	-	271	-	271
Net loss	-	-	-	(5,413)	(5,413)

Balance as of March 31, 2017 (unaudited) (Restated)	7,976,521	6	63,600	(60,373)	3,233

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited
	(Restated)
Cash flows from operating activities:
Net loss	$(5,413)	$(2,368)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	1,585	324
Depreciation	44	102
Increase is trade receivables	(256)	-
Decrease (increase) in accounts receivables and prepaid expenses	(210)	10
Decrease (increase) in inventories	39	(404)
Decrease in trade payables	(328)	(422)
Decrease in deferred revenues	-	(23)
Increase in other accounts payable and accrued expenses	262	244
Change in fair value of warrants to purchase shares of Common stock	1,195	432

Net cash used in operating activities	(3,082)	(2,105)

Cash flows from investing activities:
Maturity of (investment in) lease deposits	(9)	8
Purchase of property and equipment	-	(35)

Net cash used in investing activities	(9)	(27)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	4,816	7,538
Proceeds from exercise of options and warrants	-	190

Net cash provided by financing activities	4,816	7,728

Increase in cash and cash equivalents	1,724	5,596
Cash and cash equivalents at the beginning of the period	1,093	2,671

Cash and cash equivalents at the end of the period	$2,817	$8,267

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common Stock	$-	$2,277

Reclassification of warrants from liability to equity	$8,655	$-
Payment for directors and management under Shares for Cash Program	$183	$51

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, Dario TM , also referred to as the Dario TM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario TM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date.

c.	During the three months ended March 31, 2017, the Company incurred operating losses and negative cash flows from operating activities amounting to $4,205 and $3,082, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into January 2018.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on NASDAQ Capital Market under the symbols “DRIO” and “DRIOW,” respectively .

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, total inventory write-off expenses amounted to $22 and $315, respectively.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

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

On September 23, 2014, the Company consummated the September 2014 Private Placement.

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Black-Scholes-Merton option-pricing model as described below using the following assumptions: risk-free interest rate 1.15%, expected volatility 91.75%, expected life 1.48 years, expected dividend yield 0%, with fair value of warrant $0.49.

On March 8, 2017, the March and August 2016 Warrant exercise price adjustment feature expired. The Company re-measured the warrant liability on March 8, 2017, using the Black-Scholes-Merton option-pricing model, and recorded financial expense from revaluation of the warrant in an amount of $1,207 and an amount of $8,655 was reclassified from liability to equity in accordance with ASC 815-40. In estimating the warrants' fair value, the Company used the following assumptions: risk-free interest rate 1.87%, expected volatility 155.4%, expected dividend yield 0%, with fair value of warrant $3.37.

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2017:

Fair value of liability related to warrants
(Restated)
Balance at December 31, 2016	$7,488
Reclassification of warrants from liability to equity	(8,655)
Change in fair value of warrants during the period	1,195

Balance at March 31, 2017 (unaudited)	$28

NOTE 8:-	FINANCIAL EXPENSES, NET

	Three months ended March 31,
	2017	2016
	Unaudited
	(Restated)
Bank charges	$5	$4
Foreign currency translation adjustments	8	9
Change in fair value of warrants	1,195	432

Total financial expenses, net	$1,208	$455

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Consolidated Financial Statements at March 31, 2017 and for the three months then ended (which were previously included in the Company’s 10Q filed with the Securities and Exchange Commission on May 15, 2017) in order to correct a certain error recorded in the three months ended March 31, 2017 relating to the reclassification of certain warrants from liability to equity.

The effect of the restatement adjustments on the Consolidated Balance Sheet at March 31, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Total assets	$5,985	$-	$5,985

Total current liability	$2,724	$-	$2,724
Liability related to warrants	28	-	28

Common stock	6		6
Additional paid-in capital	54,945	8,655	63,600
Accumulated deficit	(51,718)	(8,655)	(60,373)

Total stockholders’ equity	3,233	-	3,233
Total liabilities and stockholders’ equity	$5,985	$-	$5,985

The effect of the restatement adjustments on the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$1,007	$-	$1,007
Cost of Sales	901	-	901
Gross profit	106	-	106
Total operating expenses	4,311	-	4,311
Loss from operations	(4,205)	-	(4,205)

Revaluation of warrants	7,460	(8,655)	(1,195)
Financial expenses	(13)	-	(13)
Total financial income (expenses), net	7,447	(8,655)	(1,208)
Net income (loss)	$3,242	$(8,655)	$(5,413)

Basic and diluted income (loss) per common share	$0.45	$(1.2)	$(0.75)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Cont.)

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Net income (loss)	$3,242	$(8,655)	$(5,413)
Stock-based compensation and Common Stock to service providers	1,585	-	1,585
Depreciation	44	-	44
Increase is trade receivables	(256)	-	(256)
Increase in accounts receivables and prepaid expenses	(210)	-	(210)
Decrease in inventories	39	-	39
Decrease in trade payables	(328)	-	(328)
Decrease in deferred revenues	-	-	-
Increase in other accounts payable and accrued expenses	262	-	262
Change in fair value of warrants to purchase shares of Common stock	(7,460)	8,655	1,195
Net cash used in operating activities	(3,082)	-	(3,082)

Net cash used in investment activities	(9)	-	(9)

Net cash provided by financing activities	4,816	-	4,816
Net increase in cash	$1,724	$-	$1,724

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis .

The following financial data in this narrative are expressed in thousands , except for stock and stock data or as otherwise noted.

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

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario TM , trade show expenses, customer support expenses and marketing consultants and subcontractors.

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

Financial Expenses, net

Our financial expenses, net for the three months ended March 31, 2017 was $1,208 compared to financial expenses of $445 for the three months ended March 31, 2016. This change was mainly due to warrant revaluation expense recorded in the first quarter of 2017, due to a price protection feature included in such warrants issued to investors in March and August of 2016. This price protection feature expired on March 8, 2017, and as a result we re-measured the liability related to these warrants by recording financing expenses of $1,207 during the period.

Finance expense includes mainly the results of revaluation of warrants to investors, which are recorded as a liability and presented as fair value for each reporting period.

Net loss

Net loss increased by $3,045, or 128%, to $5,413 for the three months ended March 31, 2017 compared to a loss of $2,368 for the three months ended March 31, 2016. This increase was mainly due to financial expenses related to revaluation of warrants.

Liquidity and Capital Resources

As of March 31, 2017, we had approximately $2,817 in cash and cash equivalents compared to $1,093 at December 31, 2016.

We have experienced cumulative losses of $60,373 from inception (August 11, 2011) through March 31, 2017, and have a stockholders’ equity of $3,233 at March 31, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

PART II- OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Warrant dated January 9, 2017 issued to OurCrowd Digital Health L.P. (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
4.2	Form of Warrant (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017).
4.3	Form of Representative’s Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017).
10.1	Securities Purchase Agreement between the Company and OurCrowd Digital Health L.P., dated January 9, 2017 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
10.2	Securities Purchase Agreement between the Company and Shmuel Farhi, dated January 9, 2017 (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
10.3	Securities Purchase Agreement between the Company and the remaining investors, dated January 11, 2017(incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017) .
10.4	Form of Registration Rights Agreement between the Company and OurCrowd Digital Health L.P. (incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2017).
10.5	Form of Registration Rights Agreement between the Company and the remaining investors (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 19, 2018		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

