Form 10-Q/A
period 2017-06-30
DarioHealth Corp.
filed 2018-03-19
CIK 1533998

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

Explanatory Note

DarioHealth Corp. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017 originally filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2017 (the “Original Filing”).

As now discussed in Note 9 to the consolidated financial statements in the Amendment, the Company has restated its consolidated financial statements at September 30, 2017 and for the three and nine months then ended in order to correct a certain error recorded for the three and nine months ended September 30, 2017 relating to the re-measurement of certain liability warrants before their reclassification from liability to equity in the period ended March 31, 2017.

The Company has made the necessary conforming changes in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussion resulting from the adjustments set forth above. Please refer to Note 9 — “Restatement of Previously Issued Consolidated Financial Statements” of this Amendment for more information on the effect of these adjustments.

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

F- 1

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

F- 2

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2017	2016
	Unaudited
	(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$985	$1,812
Other accounts payable and accrued expenses	1,794	1,113

Total current liabilities	2,779	2,925

LIABILITY RELATED TO WARRANTS	3	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at June 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 9,599,234 and 5,713,383 shares at June 30, 2017 (unaudited) and December 31, 2016, respectively	6	6
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: None at June 30, 2017 (unaudited) and December 31, 2016	-	-
Additional paid-in capital	68,412	48,413
Accumulated deficit	(64,465)	(54,960)

Total stockholders’ equity (deficiency)	3,953	(6,541)

Total liabilities and stockholders’ equity (deficiency)	$6,735	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

F- 3

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	Unaudited		Unaudited
			(Restated)
Revenues	$1,210	$669	$2,217	$1,237
Cost of revenues	850	826	1,751	1,496

Gross profit (loss)	360	(157)	466	(259)

Operating expenses:
Research and development	$1,184	$521	$1,653	$918
Sales and marketing	2,205	1,142	4,030	1,661
General and administrative	1,089	803	3,106	1,708

Total operating expenses	4,478	2,466	8,789	4,287

Operating loss	(4,118)	(2,623)	(8,323)	(4,546)

Financial income (expenses), net:
Revaluation of warrants	25	(1,428)	(1,170)	(1,850)
Other financial (expense) income, net	1	(6)	(12)	(19)

Total financial income (expenses), net	26	(1,434)	(1,182)	(1,869)

Net loss	$(4,092)	$(4,057)	$(9,505)	$(6,415)

Deemed dividend related to Series A Preferred Stock exchange agreement	$-	$-	$-	$455
Net loss attributable to holders of Common Stock	$(4,092)	$(4,057)	$(9,505)	$(6,870)

Net loss per share

Basic and diluted loss per share	$(0.43)	$(0.73)	$(1.13)	$(1.48)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	9,521,730	5,587,800	8,377,667	4,644,495

The accompanying notes are an integral part of the consolidated financial statements.

F- 4

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	capital	deficit	(deficiency)
Balance as of December 31, 2015	2,911,788	$5	$41,769	$(43,354)	$(1,580)

Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*)-	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*)-	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*)-	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*)-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*)-	210	-	210
Exercise of non-plan options	84,106	*)-	*)-	-	*)-
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*)-	2,277	-	2,277
Stock-based compensation	-	-	605	-	605
Net loss	-	-	-	(10,887)	(10,887)
Balance as of December 31, 2016	5,713,383	6	48,413	(54,960)	(6,541)

Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*)-	2,886	-	2,886
Payment for executives and directors under Stock for Salary Program	113,747	*)-	381	-	381
Issuance of Common Stock in to Employees	442,257	*)-	1,444	-	1,444
Issuance of Common Stock to consultants and service provider	58,410	*)-	180	-	180
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*)-	1,878	-	1,878
Reclassification of warrants from liability to equity on March 8, 2017	-	-	8,655	-	8,655
Issuance of Common Stock in April 2017 Public offering, net of issuance cost	1,450,000	*)-	3,855	-	3,855
Stock-based compensation	-	-	720	-	720
Net loss	-	-	-	(9,505)	(9,505)

Balance as of June 30, 2017 (unaudited) (Restated)	9,599,234	$6	$68,412	$(64,465)	$3,953

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

F- 5

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2017	2016
	Unaudited
	(Restated)
Cash flows from operating activities:
Net loss	$(9,505)	$(6,415)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	2,441	668
Depreciation	101	191
Increase in trade receivables	(146)	-
Decrease (increase) in accounts receivables and prepaid expenses	(146)	84
Decrease (increase) in inventories	171	(410)
Decrease (increase) in trade payables	(827)	27
Decrease in deferred revenues	-	(31)
Increase in other accounts payable and accrued expenses	915	238
Change in fair value of warrants to purchase shares of Common Stock	1,170	1,850

Net cash used in operating activities	(5,826)	(3,798)

Cash flows from investing activities:
Maturity of (investment in) lease deposits	(7)	1
Purchase of property and equipment	(31)	(246)

Net cash used in investing activities	(38)	(245)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	8,669	7,538
Proceeds from exercise of options and warrants	-	210

Net cash provided by financing activities	8,669	7,748

Increase in cash and cash equivalents	2,805	3,705
Cash and cash equivalents at the beginning of the period	1,093	2,671

Cash and cash equivalents at the end of the period	$3,898	$6,376

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common Stock	$-	$2,277

Reclassification of warrants from liability to equity	$8,655	$-
Payment for directors and employees under Stock for Cash Program	$183	$102

The accompanying notes are an integral part of the consolidated financial statements.

F- 6

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

F- 7

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

F- 8

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

F- 9

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

F- 10

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

F-11

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

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Black-Scholes-Merton option-pricing model using the following assumptions: risk-free interest rate 1.28%, expected volatility 71.43%,expected life 1.23 years, expected dividend yield 0%, with fair value of warrant $0.06.

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

F- 12

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	FAIR VALUE MEASUREMENTS (Cont.)

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of June 30, 2017:

Fair value of liability related to warrants
(Restated)
Balance at December 31, 2016	$7,488
Reclassification of warrants from liability to equity	(8,655)
Change in fair value of warrants during the period	1,170

Balance at June 30, 2017 (unaudited)	$3

NOTE 8: -	FINANCIAL EXPENSES, NET

	Six months ended June 30,
	2017	2016
	Unaudited
	(Restated)
Bank charges	$7	$12
Foreign currency translation adjustments	5	7
Change in fair value of warrants	1,170	1,850

Total financial expenses, net	$1,182	$1,869

F-13

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the Consolidated Financial Statements at September 30, 2017 and for the three and nine months then ended (which were previously included in the Company’s 10Q filed with the Securities and Exchange Commission on November 14, 2017) in order to correct a certain error recorded in the three and nine months ended September 30, 2017 relating to the reclassification of certain warrants from liability to equity.

The effect of the restatement adjustments on the Consolidated Balance Sheet at June 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Total assets	$6,735	$-	$6,735

Total current liability	$2,779	$-	$2,779
Liability related to warrants	3	-	3

Common stock	6		6
Additional paid-in capital	59,757	8,655	68,412
Accumulated deficit	(55,810)	(8,655)	(64,465)

Total stockholders’ equity	3,953	-	3,953
Total liabilities and stockholders’ equity	$6,735	$-	$6,735

F- 14

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Cont.)

The effect of the restatement adjustments on the Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$2,217	$-	$2,217
Cost of Sales	1,751	-	1,751
Gross profit	466	-	466
Total operating expenses	8,879	-	8,879
Loss from operations	(8,323)	-	(8,323)

Revaluation of warrants	7,485	(8,655)	(1,170)
Financial expenses	(12)	-	(12)
Total financial income (expenses), net	7,473	(8,655)	(1,182)
Net loss	$(850)	$(8,655)	$(9,505)

Basic and diluted loss per common share	$(0.10)	$(.90)	$(1.00)

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Net loss	$(850)	$(8,655)	$(9,505)
Stock-based compensation and Common Stock to service providers	2,441	-	2,441
Depreciation	101	-	101
Increase is trade receivables	(146)	-	(146)
Increase in accounts receivables and prepaid expenses	(146)	-	(146)
Decrease in inventories	171	-	171
Decrease in trade payables	(827)	-	(827)
Increase in other accounts payable and accrued expenses	915	-	915
Change in fair value of warrants to purchase shares of Common stock	(7,485)	(8,655)	1,170
Net cash used in operating activities	(5,826)	-	(5,826))

Net cash used in investment activities	(38)	-	(38)

Net cash provided by financing activities	183	5,085	5,268
Net increase in cash	$2,805	$-	$2,805

NOTE 10: -	SUBSEQUENT EVENTS

In July 2017, 71,908 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary fees and bonuses owed to such individuals. The shares were issued under the Company’s 2012 Plan.

F- 15

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

Financial Income (Expenses), net

Our finance expense (income) for the three and six months ended June 30, 2017 were $(26) and $1,182, respectively, compared to finance expense of $1,434 and $1,869 for the three and six months ended June 30, 2016, respectively. This change was mainly due to warrant revaluation expense during the first quarter of 2017, which was initially recorded during the fiscal year ended 2016, due to a price protection feature included in warrants issued to investors in March and August of 2016. This price protection feature expired on March 8, 2017, and as a result, we revaluated the liability related to these warrants by recording financing expenses of $1,207 during the period.

Financial expense (income) includes mainly the results of a revaluation of warrants to investors and a former placement agent, which were recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss increased by $46, or 1%, to $4,092 for the three months ended June 30, 2017 compared to a loss of $4,057 for the three months ended June 30, 2016 and increased by $2,635, or 38%, to $9,505 for the six months ended June 30, 2017 compared to $6,870 for the six months ended June 30, 2016.

The increase in net loss for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was mainly due to our financial expenses related to revaluation of warrants.

Liquidity and Capital Resources

As of June 30, 2017, we had approximately $3,898 in cash and cash equivalents compared to $1,093 at December 31, 2016.

We have experienced cumulative losses of $64,465 from inception (August 11, 2011) through June 30, 2017, and have a stockholders’ equity of $3,953 at June 30, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q/A.

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

Item 6.	Exhibits.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

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

