Form 10-Q/A
period 2017-09-30
DarioHealth Corp.
filed 2018-03-19
CIK 1533998

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
	Unaudited
	(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,983	$1,812
Other payables and accrued expenses	1,357	1,113

Total current liabilities	3,340	2,925

LIABILITY RELATED TO WARRANTS	2	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at September 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 10,238,220 and 5,713,383 shares at September 30, 2017 (unaudited) and December 31, 2016, respectively	6	6
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2017 (unaudited) and December 31, 2016; Issued and Outstanding: 2,307,654 and None at September 30, 2017 (unaudited) and December 31, 2016, respectively	*)-	-
Additional paid-in capital	73,547	48,413
Accumulated deficit	(67,438)	(54,960)

Total stockholders' equity (deficiency)	6,115	(6,541)

Total liabilities and stockholders' equity (deficiency)	$9,457	$3,872

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	Unaudited		Unaudited
			(Restated)
Revenues	$1,375	$728	$3,592	$1,965
Cost of revenues	1,099	652	2,850	2,148

Gross profit (loss)	276	76	742	(183)

Operating expenses:
Research and development	797	659	2,450	1,577
Sales and marketing	1,682	1,533	5,707	3,194
General and administrative	781	605	3,887	2,313

Total operating expenses	3,260	2,797	12,044	7,084

Operating loss	(2,984)	(2,721)	(11,302)	(7,267)

Financial income (expenses), net:
Revaluation of warrants	1	2,788	(1,169)	938
Other financial (expense) income, net	5	(678)	(7)	(697)

Total financial income (expenses), net	6	2,110	(1,176)	241

Net loss	(2,978)	(611)	(12,478)	(7,026)

Deemed dividend related to Series A Preferred Stock exchange agreement	-	-	-	455
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	265	-	265
Net loss attributable to holders of Common Stock	(2,978)	(876)	(12,478)	(7,746)

Net loss per share

Basic and diluted loss per share	$(0.30)	$(0.15)	$(1.40)	$(1.54)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	9,950,443	5,705,229	8,931,460	5,019,918

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Preferred Stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount		capital	deficit	(deficiency)

Balance as of December 31, 2015	2,911,788	$5	-		$	$41,769	$(43,354)	$(1,580)
Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	-		-	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*) -	-		-	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	-		-	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*) -	-		-	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*) -	-		-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	-		-	210	-	210
Exercise of non-plan options	84,106	*) -	-		-	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	-		-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	-		-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	-		-	2,277	-	2,277
Stock-based compensation	-	-	-		-	605	-	605
Net loss	-	-	-		-	-	(10,887)	(10,887)

Balance as of December 31, 2016	5,713,383	6	-		-	48,413	(54,960)	(6,541)
Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*) -	-		-	2,886	-	2,886
Payment for executives and directors under Stock for Salary Program	185,656	*) -	-		-	547	-	547
Issuance of Common Stock in to Employees	452,257	*) -	-		-	1,472	-	1,472
Issuance of Common Stock to consultants and service provider	114,654	*) -	-		-	423	-	423
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*) -	-		-	1,878	-	1,878
Reclassification of warrants from liability to equity on March 8, 2017	-	-	-		-	8,655	-	8,655
Issuance of Common Stock in April 2017 Public offering, net of issuance cost	1,450,000	*) -	-		-	3,855	-	3,855
Exercise of options	17,500	*) -	-		-	*) -	-	*) -
Issuance of Common Stock in August 2017 Private Placement, net of issuance cost	483,333	*) -	-		-	801	-	801
Issuance of Preferred Stock in August 2017 Private placement, net of issuance cost	-	-	2,307,654		*) -	3,711	-	3,711
Stock-based compensation	-	-	-		-	906	-	906
Net loss	-	-	-		-	-	(12,478)	(12,478)

Balance as of September 30, 2017 (unaudited) (Restated)	10,238,220	$6	2,307,654	$	*) -	$73,547	$(67,438)	$6,115

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2017	2016
	Unaudited
	(Restated)
Cash flows from operating activities:
Net loss	$(12,478)	$(7,026)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	3,062	914
Registration rights waiver	-	650
Depreciation	155	273
Increase in trade receivables	(193)	(257)
Decrease (increase) in other receivables and prepaid expenses	(264)	80
Increase in inventories	(36)	(517)
Increase in trade payables	171	49
Decrease in deferred revenues	-	(31)
Increase in other payables and accrued expenses	191	283
Change in fair value of warrants to purchase shares of Common Stock	1,169	(938)

Net cash used in operating activities	(8,223)	(6,520)

Cash flows from investing activities:
Investment in short-term bank deposit	(16)	(155)
Maturity of lease deposits	3	1
Purchase of property and equipment	(64)	(406)

Net cash used in investing activities	(77)	(560)

Cash flows from financing activities:
Proceeds from issuance of Stock and warrants, net of issuance cost	13,469	7,538
Proceeds from exercise of options and warrants	*)-	210

Net cash provided by financing activities	13,469	7,748

Increase in cash and cash equivalents	5,169	668
Cash and cash equivalents at the beginning of the period	1,093	2,671

Cash and cash equivalents at the end of the period	$6,262	$3,339

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common Stock	$-	$2,277

Reclassification of warrants from liability to equity	$8,655	$-
Payment for directors and employees under Stock for Cash Program	$183	$154

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company's flagship product, Dario TM , also referred to as the Dario TM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, 'all-in-one', pocket-sized, blood glucose monitoring device, which we call the Dario TM Smart Meter.

b.	The Company's wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd." or "Subsidiary"), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company's intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company ("LabStyle US"), which was established in 2014, however it has not started its operations to date.

c.	During the nine months ended September 30, 2017, the Company incurred operating losses and negative cash flows from operating activities amounting to $3,823 and $8,223, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into the third quarter of 2018.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on NASDAQ Capital Market under the symbols "DRIO" and "DRIOW," respectively .

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

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

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 "Contracts in entity's own equity," and re-measures such liability using the Black-Scholes-Merton option-pricing model using the following assumptions: risk-free interest rate 1.31%, expected volatility 81.03%, expected life 0.98 years, expected dividend yield 0%, with fair value of warrant $0.03.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	FAIR VALUE MEASUREMENTS (Cont.)

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of September 30, 2017:

Fair value of liability related to warrants
(Restated)
Balance at December 31, 2016	$7,488
Reclassification of warrants from liability to equity	(8,655)
Change in fair value of warrants during the period	1,169

Balance at September 30, 2017 (unaudited)	$2

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	FINANCIAL INCOME (EXPENSES), NET

	Nine months ended September 30,
	2017	2016
	Unaudited
	(Restated)
Bank charges	$(9)	$(41)
Foreign currency translation adjustments	2	(6)
Registration right waiver	-	(650)
Change in fair value of warrants	(1,169)	938

Total financial income (expenses), net	$(1,176)	$241

NOTE 9 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The effect of the restatement adjustments on the Consolidated Balance Sheet at September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Total assets	$9,457	$-	$9,457

Total current liability	$3,340	$-	$3,340
Liability related to warrants	2	-	2

Common stock	6		6
Additional paid-in capital	64,892	8,655	73,547
Accumulated deficit	(58,783)	(8,655)	(67,438)

Total stockholders’ equity	6,115	-	6,115
Total liabilities and stockholders’ equity	$9,457	$-	$9,457

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Cont.)

The effect of the restatement adjustments on the Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Sales	$3,592	$-	$3,592
Cost of Sales	2,850	-	2,850
Gross profit	742	-	742
Total operating expenses	12,044	-	12,044
Loss from operations	(11,302)	-	(11,302)

Revaluation of warrants	7,486	(8,655)	(1,169)
Financial expenses	(7)	-	(7)
Total financial income (expense), net	7,394	(8,655)	(1,176)
Net loss	$(3,823)	$(8,655)	$(12,478)

Basic and diluted loss per common share	$(0.43)	$(0.97)	$(1.40)

The effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 follows:

	As Previously Reported	Restatement Adjustments	As Restated

Net loss	$(3,823)	$(8,655)	$(12,478)
Stock-based compensation and Common Stock to service providers	3,062	-	3,062
Depreciation	155	-	155
Increase is trade receivables	(193)	-	(193)
Increase in accounts receivables and prepaid expenses	(264)	-	(264)
Increase in inventories	(36)	-	(36)
Increase in trade payables	171	-	171
Decrease in deferred revenues	-	-	-
Increase in other accounts payable and accrued expenses	191	-	191
Change in fair value of warrants to purchase shares of Common stock	(7,486)	8,655	1,169
Net cash used in operating activities	(8,223)	-	(8,223)

Net cash used in investment activities	(77)	-	(77)

Net cash provided by financing activities	13,469	-	13,469
Net increase in cash	$5,169	$-	$5,169

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -	SUBSEQUENT EVENTS

a.	In October 2017, 114,204 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary fees and bonuses owed to such individuals. The shares were issued under the Company's 2012 Plan.

b.	In November 2017, the Company entered into exchange agreements with certain company warrant holders who were granted warrants to purchase shares of Common Stock on August 10, 2016 and January 2017. Pursuant to the terms of the Exchange Agreement, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,871,436 shares of Common Stock for cancellation and received, as consideration for such cancellation an aggregate of 1,039,676 shares of Common Stock.

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

Financial Income (expenses), net

Our finance income (expenses) for the three and nine months ended September 30, 2017 were $6 and $(1,176), respectively, compared to finance income of $2,110 and $241 for the three and nine months ended September 30, 2016, respectively. This change was mainly due to warrant revaluation expense during the first quarter of 2017 which was initially recorded during the fiscal year ended 2016, due to a price protection feature included in warrants issued to investors in March and August of 2016. These price protection features expired on March 8, 2017, and as a result, we revaluated the liability related to these warrants by recording financing expense of $1,207 during the period.

Financial income (expenses) includes mainly the results of a revaluation of warrants to investors and a former placement agent, which are recorded as a liability and presented at fair value each reporting period.

Net loss

Net loss increased by $2,367, or 387%, to $2,978 for the three months ended September 30, 2017 compared to a loss of $611 for the three months ended September 30, 2016 and increased by $5,452, or 78%, to $12,478 for the nine months ended September 30, 2017 compared to $7,026 for the nine months ended September 30, 2016.

The increase in net loss for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was mainly due to the financing income recorded in the three months ended September 30, 2017 compared to the financing income recorded in the three months ended September 30, 2016 resulting from revaluation of warrants. The increase in net loss for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was mainly due to the increase in the operating loss recorded in the nine months ended September 30, 2017 compared to the operating loss recorded in the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had approximately $6,262 in cash and cash equivalents compared to $1,093 at December 31, 2016.

We have experienced cumulative losses of $67,438 from inception (August 11, 2011) through September 30, 2017, and have a stockholders’ equity of $6,115 on September 30, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

PART II- OTHER INFORMATION

Item 5. Other Information

Warrant Exchange Agreement

Given the timing of the event, the following information is included in this Quarterly Report on Form 10-Q/A pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” Item 1.02 “Termination of a Material Definitive Agreement,” and Item 3.02 “Unregistered Sales of Equity Securities,” of Current Report on Form 8-K in lieu of filing a Form 8-K.

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

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Form of Warrant Exchange Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed with the Securities and Exchange Commission on November 13, 2017).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

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

