Form 10-K
period 2017-12-31
DarioHealth Corp.
filed 2018-03-19
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 001-37704

DARIOHEALTH CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 HaToKhen Street

Caesarea North Industrial Park

3088900, Israel

(Address of principal executive offices)(Zip Code)

972-4-770-4055

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	The Nasdaq Stock Market LLC

Securities Registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $14,758,157.

As of March 18, 2018, the registrant had outstanding 16,447,914 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

●	our launch and market penetration plans;

●	our ability to manufacture, market and generate sales of our Dario Smart Diabetes Management Solution;

●	our ability to commercialize Dario Engage;

●	our ability to develop, launch and commercialize Dario Intelligence;

●	our ability to maintain our relationships with key partners;

●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws; and

●	acceptance of our business model by investors.

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

When used in this Annual Report, the terms “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

PART I

Item 1.	Business

Overview

We are a global digital health (mHealth) company serving our users with dynamic mobile health solutions. We employ what we believe to be a revolutionary approach to health management. We have developed unique ways for people to analyze and personalize their chronic disease management as it relates to diabetes. We have accomplished this through the combination of wearable technology and health monitoring. In addition, our solution is changing the way people with diabetes can manage their condition as a result of us providing them with continuous, as opposed to periodic, data.

Our flagship product, Dario, which we also refer to as our Dario Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application to track and monitor all facets of diabetes, combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario Blood Glucose Monitoring System, that essentially turns a smartphone into a glucometer. In addition, our product offerings will focus on the newly launched Dario Engage software platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications and real time alerts, trends and pattern analysis. The Dario Engage platform can be leveraged by our potential partners, such as clinics, health care service providers, employers and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. Finally, we intend to utilize the data we obtain from our Dario Smart Diabetes Management Solution and Dario Engage platform to develop our upcoming healthcare analytics program, Dario Intelligence. As such our solutions will span the full spectrum of disease monitoring, user-centric engagement, coaching tools, and big data and intelligence solutions. We have obtained regulatory clearance or approval for the Dario Blood Glucose Monitoring System in the U.S., Canada, the E.U., Israel and Australia, among others. We believe that our targeted health platform is a highly personalized preventative and proactive approach to health improvement based on individual behavior and treatment, tailored to each person’s unique profile.

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp.

Diabetes is a disease where insufficient levels, or a total absence, of the hormone insulin produces high levels of glucose in the bloodstream, which can lead to long term adverse effects on a patient’s blood vessels, which in turn can lead to heart attack, stroke, high blood pressure, blindness, kidney disease and nerve damage. As part of controlling blood sugar, many patients must self-monitor their blood glucose levels using home testing kits (called glucose meters) and treat high and low blood sugar episodes accordingly to avoid the complications from the disease. We believe that allowing patients to properly monitor the disease, provide actionable insights in real-time and create an online link to healthcare providers, will ultimately improve patient outcomes and reduce healthcare costs - both critical advantages for the healthcare industry.

The latest studies released by the Centers for Disease Control and Prevention (CDC) report that over 30.3 million Americans have diabetes. More alarming is that an addition 84.1 million Americans have what is known as prediabetes, which when left unmanaged will most likely become diabetes in a matter of a few years. This number equates to 33% of the adult population in the U.S. In addition, there is a strong correlation between obesity and the development of diabetes. Many believe, including the National Center for Biotechnology Information (NCBI), that diabetes is one of the worst epidemics of the 21st century. The diabetes epidemic is not only felt in terms of its impact on health but also represents a financial burden on the U.S. and global healthcare system.

Importantly, one out of three American adults with prediabetes can, in fact, reverse the condition if they take action, and the health of people with diabetes can be improved through measurement adherence and medication. Furthermore, studies have shown that a 1% reduction in the concentration of glycated hemoglobin (also known as HbA1C or A1C) in human blood goes beyond better diabetes control. That reduction may translate into a 15% to 20% decrease in heart attack and stroke risk and a 25% to 40% lower risk of diabetes-related eye or kidney disease. Better diabetes management may result in substantial savings in the costs related to diabetes and healthcare in general, through the avoidance of health complications and related expense savings. A 2013 NCBI study found that improved A1C levels are associated with healthcare savings.

Based on data we have extracted from our user data base, using the Dario Smart Diabetes Management Solution leads to an improvement in glucose level of the users and lowers their A1C levels over time. This data also indicated that higher engagement of users with the Dario Smart Diabetes Management Solution increased the level of A1C improvement. Specifically, we found A1C improvements during a period of 3 months, 6 months, and 9-months for people who began the study with A1C levels of more than 8%, 9%, and 10%. The key finding was that, on average, every segment of the users showed an improvement compared to their A1C level when they started to use the Dario Smart Diabetes Management Solution, while 75% of participants which started to use the Dario Smart Diabetes Management Solution with A1C levels higher than 9% were able to lower their A1C levels during that period with as little as 3 glucose level measurements per day.

Beginning in September 2013, the Dario Smart Diabetes Management Solution has been reviewed and approved or cleared by various global regulatory authorities. We received the CE Mark in 2013 which allowed the Dario Smart Diabetes Management Solution to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. This clearance was followed by approval received from Israel’s Ministry of Health in July 2014, and we received Therapeutic Goods Administration (TGA) certification to market the Dario Smart Diabetes Management Solution in Australia in December 2014, followed by approval from Health Canada in May 2015.

In December 2015, we announced that we received 510(k) clearance for the Dario Blood Glucose Monitoring System from the U.S. Food and Drug Administration (FDA), including its components, and the Dario Smart Diabetes Management app on the Apple iOS 6.1 platform and higher. Achieving FDA clearance was a significant milestone and we commenced marketing and commercialization of the Dario Smart Diabetes Management Solution in the United States in the first quarter of 2016. On September 7, 2017, we announced that the FDA granted 510(k) clearance for the Dario Blood Glucose Monitoring System to be used with certain leading Android smart mobile devices. This FDA clearance allowed us to widen our potential customer base in the United States commencing in the last quarter of 2017.

We have recently completed the development of a version of the Dario Blood Glucose Monitoring System that connects to an iPhone 7 through the Lightning connector instead of the missing audio jack. On May 18, 2017, we completed the Notice of Change for the CE Mark for the Apple® Lightning connector to connect to Apple smart mobile devices that do not come with 3.5 mm audio jack. Additionally, we have registered with the TGA in Australia for the Lightning-enabled Dario Blood Glucose Monitoring System. Sales of this version of the device in Australia commenced during January 2018. We plan to complete the regulatory process with the FDA and to start marketing this version of the device in the U.S. upon approval.

We intend to continue to generate demand through a digital direct-to-consumer marketing campaign. Customers are currently able to purchase the Dario Blood Glucose Monitoring System directly through our proprietary e-store where they can also subscribe to a subscription-based service. In July 2016, we signed an agreement with GEMCO Medical, an established healthcare distributor and a pioneer in the diabetes supply industry, to become the first authorized United States distributor of the Dario Blood Glucose Monitoring System and to complement our direct-to-consumer model to further expand and strengthen its presence in the United States. Also during July 2016, we launched our Australian proprietary e-store where customers may subscribe to a subscription-based service, and in September 2017 we launched our proprietary e-store in Germany offering our product to customers in Germany.

Although we are initially targeting only the large and growing Blood Glucose Monitoring System, or BGMS, market, we believe our invention has the potential to cover dozens of laboratory tests of bodily fluids (including blood, urine and saliva) that could potentially be undertaken using a smart mobile device, including blood coagulation, cholesterol, HIV and others. Our goal is to develop additional interfaces for other chronic illnesses and health conditions, thereby empowering people around the globe to put themselves in control of managing their medical conditions while leveraging our platform. By doing so, we believe that we will be positioned to make a dramatic impact on the lives of millions of people that face daily lifestyle and medical challenges. Our technology provides a body-fluid testing apparatus for performing metered measurement of samples utilizing: (i) a lancing device to obtain a test sample (blood in the case of the Dario Blood Glucose Monitoring System); and (ii) an adaptor specifically designed to connect a strip devised to absorb the sample, which then produces an electric signal indicating the level of the substance tested for in the sample. The adaptor is then connected to a smart mobile device via the headphone or Lightning jack, which allows the test signal to be transmitted to the smart mobile device, which will then utilize our software application to obtain and display the test result on the device. This is coupled with a set of software features available via a smart mobile device application as well as cloud-based services, in real-time. We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smart phone via the audio jack port, on September 8, 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection, and on November 11, 2017, we were issued a U.S. patent (No. 9,832,301) that enhances the way the Dario Blood Glucose Monitoring System communicates with users’ smartphone devices. We believe these represent critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

DarioHealth’s Solutions

Our products are centered around the Dario Blood Glucose Monitoring System, the Dario Smart Diabetes Management Solution, the Dario Engage platform, which provides support to users of the Dario Smart Diabetes Management Solution, and Dario Intelligence, which utilizes user data and is intended to be an analytics tool that can assist healthcare providers in the treatments and predictability of diseases.

Dario Smart Diabetes Management Solution

The Dario Blood Glucose Monitoring System is the original, all-in-one smart glucose meter. It syncs with the Dario Smart Diabetes Management app to measure, record and track blood glucose levels. In addition, the app records carbohydrate intake, insulin medication, and physical activity.

The flagship brand of DarioHealth, the Dario Smart Diabetes Management Solution, initially launched in the United Kingdom in the first quarter of 2015 and has since expanded to New Zealand, Israel, Canada, Australia, the United States and Germany. We earn a majority of our revenues in the United States. We manufacture our products using subcontractors and distribute our proprietary device ourselves. We believe this control over end to end production allows us to maintain high standards of quality control. To that end, we are the owner of several patents relating to our technology and processes.

We use our patented technology to enhance the way our Dario Blood Glucose Monitoring System communicates with users’ smartphone devices. In the U.S. market, the Dario Blood Glucose Monitoring System connects to a smartphone via a coin-sized dongle that does not require a battery for operation; rather, it relies on the smartphone’s battery as its power source. In the effort to reduce battery-dependence and ensure 100% real-time data capture, the application is able to monitor and adjust power levels on smartphones accordingly to enable sufficient output with minimal reliance.

The benefits and features of our product include:

•	Comfort - Sleek, pocket-sized all-in-one smart glucose meter simplifies diabetes management

•	Record - Automatically records every blood glucose measurement without ever having to sync your meter

•	Share - Easily share results with loved ones and your healthcare team takes diabetes management to a new level

•	Emergency Hypo Alerts - Built-in, emergency hypo alert feature with GPS location adds an extra safety measure

•	Track - Tracking activity and counting carbs is made easy with a scanner feature that syncs with a database of nearly 500,000 foods

Available worldwide in the Apple App Store and Google Play Store, our user-friendly Dario Smart Diabetes Management mobile app is known for its accuracy and ease-of-use. The Dario Smart Diabetes Management Solution is accessible with affordable pricing models, including subscription plans. Our pricing is often in line with current co-payments and sometimes it may even be less than current out of pocket costs. In addition, many of our customers in the United States get coverage through their flexible spending or health savings accounts or with our third party healthcare integrations.

Items for sale in the Dario Shop

Customers are able to purchase the Dario Blood Glucose Monitoring System through our direct to consumer online shopping experience, where we offer:

Dario Blood Glucose Monitoring System

All-in-one pocket size glucose meter, with 10 Disposable Covers and 10 Lancets.

Dario Blood Glucose Test Strips

Blood Glucose Test strips for use with the Dario Blood Glucose Monitoring System. Test strips come in boxes of 50 and 100. In addition, test strips are available on a pay-as-you-go basis or a subscription plan.

Dario Glucose Control Solutions

Level M and Level H control solutions for use with the Dario Blood Glucose Monitoring System.

Dari Sterile Lancets

Sterile Lancets for use with the Dario Blood Glucose Monitoring System.

Dario Disposable Covers

Protects the mobile device from direct contact with blood while measuring with the Dario Blood Glucose Monitoring System.

Our revenues are derived from sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself, and principally from the recurring sale of our disposable cartridges with test strips and other consumables.  Our customers receive access to the Dario Smart Diabetes Management application, which incorporates tools to help diabetic patients manage their disease.  Importantly, our revenue model is driven by the fact that only our test strips, purchased through us and our partners, are able to be utilized with the Dario Blood Glucose Monitoring System and software, so it is our expectation that we will be the sole source for Dario Blood Glucose Monitoring System compatible test strips. In addition, we anticipate generating revenues in the future from our second revenue pillar that we call the Dario Engage platform, our software platform. We plan to offer this software platform to healthcare providers such as insurers, self insured employers, diabetes clinics, certified diabetes educators and other third party providers of coaching and monitoring services for people with diabetes for a monthly service fee. Our third revenue pillar, which we are planning to introduce at a later stage, is the Dario Intelligence platform. The Dario Intelligence platform will take advantage of the large amount of data that will be collected through our servers through the use of our Dario Smart Diabetes Management Solution and the Dario Engage platform, in order to develop predictive models and artificial intelligence algorithms as detailed below.

We believe the following features of our Dario Smart Diabetes Management Solution and the manner in which we plan to market and distribute the product will help position Dario to gain users and drive revenue growth:

●	Look and Feel. While utilizing the same state of the art electro-chemical, blood-based measurement techniques as standard glucose monitors offers familiar usability, the Dario Blood Glucose Monitoring System is easily integrated with the patient’s own smart mobile device that offers a distinctive look and feel. Furthermore, unlike the market standards, the Dario Blood Glucose Monitoring System has an integrated lancing device and disposable strip cartridge. This eliminates the need for a separate glucose monitor, lancing device and strip vial and, we believe, makes the Dario Blood Glucose Monitoring System among the smallest footprint in the market. Furthermore, Dario has novel applications incorporating software tools to help diabetic patients manage their disease.

●	Large Market of Potential Users. Our reliance on diabetics within the massive smart mobile device market gives us an established potential user-base. According to recently published Mobile Fact Sheet by Pew Research Center, or PRC, 77% of Americans own a smartphone, up for just 35% in PRC’s first survey of smartphone ownership conducted in 2011. Between the age of 18 to 29, 94% have a smartphone, and between the age of 30 to 49, 89% own a smartphone. We believe that it is reasonable to assume that the percentage of smart mobile device users with diabetes mirrors that of the general population.

●	Marketing and Distribution. In the U.S., Germany and Australia we have our own direct to consumer marketing channel to support our sales efforts. In the U.S. we also plan to contract with partners to provide coaching services to employers and health care providers. In the United Kingdom and Canada, we use distribution partners to market and sell the Dario Blood Glucose Monitoring System. This approach enables a direct communication channel with the market and the diabetic community. This approach is also designed to effectively create brand awareness with a significantly reduced use of our capital resources versus the amounts required via the traditional, offline retail channels.

●	“Expanding the Pie.” Our goal is to obtain significant market share using technological innovations and by expanding the total BGMS market size “pie” by offering a user-friendly diabetes management solution that utilizes an existing platform and installed potential user base (smart mobile devices and smart mobile device users, respectively). We will endeavor to emphasize the user friendly nature of the Dario Smart Diabetes Management Solution to expand the total BGMS market size by encouraging existing diabetes patients to test their glucose levels more frequently and by encouraging the “non-testing” population to adopt glucose monitoring.

●	Competitive Cost of Goods Sold. Based on our market research and discussions with our test strip manufacturer, we believe that our anticipated outsourced manufacturing cost of the test strips is similar to our estimate of our competitors’ cost for existing single-use disposable strips. In addition, we believe the manufacturing costs of our Dario Blood Glucose Monitoring System are competitive with those of the leading glucose meters.

●	Opportunities for Commercialization Partnerships. Healthcare and pharmaceutical company entrants into the BGMS market (such as Perigo and Sanofi) are licensing and/or acquiring technologies, seeking differentiation, thereby providing us with opportunities for more rapid commercialization through partnerships. Therefore, we plan to explore the possibility of entering into commercialization agreements, including an upfront payment, supply agreement and royalty payments, with strategic partners.

Currently there are a few new market entrants in the BGMS space that are attempting to utilize computer or smart mobile device connectivity, including Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, One Drop and iHealth Align. We believe that none of these devices offer the integration of an all-in-one unit that includes a lancing device and strip cartridge as the Dario Blood Glucose Monitoring System does. We further believe that these competitors provide limited capabilities over their diabetes management apps as compared to the Dario Smart Diabetes Management application.

In summary, we believe we bring an entirely new dynamic to the BGMS device market.  We believe that our primary business model for the Dario Smart Diabetes Management Solution is clean and simple - sales of proprietary glucose test strips (the disposable component) directly to consumers, leveraging an installed base of mobile phones. The entire mechanism consists of a small and simple adaptor combined with a strip which is connected to the smart mobile device’s headphone jack, or Lightning connector, with the strip test results being read by the smart mobile device.

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

Dario Engage

Dario Engage represents our new software platform which is intended to help healthcare providers in all aspects of user engagement, including enrollment, coaching and ongoing communications with the end-users. We believe Dario Engage will assist healthcare providers and employers by offering them an open platform, thereby empowering them to implement their own clinical expertise in a more digital, user-centric and efficient way. We believe this approach can address two burgeoning issues: improving quality of health for individuals, which in turn will lower healthcare costs across the spectrum.

The Dario Engage platform empowers health providers offering diabetes services with:

•	Monitoring - 100% data capture, real-time data sync

•	Engagement - Personalized platform, including mobile app, digital guiding, community, and support

•	Management - Clinical program integration, automated processes, and reporting

We believe that the Dario Engage platform is a user-centric, data-driven health solution which allows each person to get the right care, at the right time, to effectively manage their chronic conditions, such as type 1 and 2 diabetes, gestational diabetes, and prediabetes.

Dario Intelligence

The last pillar in our planned suite of product offerings is Dario Intelligence. We are planning to offer Dario Intelligence, which utilizes the large amount of data that will be collected on our servers through the use of our Dario Smart Diabetes Management Solution and the Dario Engage platform, to develop predictive models and artificial intelligence algorithms to meet the potential demand of intelligence-driven analytics that healthcare providers will be looking for to improve their services.

We believe the future development of Dario Intelligence will present an opportunity in the chronic disease management field and will help us leverage our data capturing platform, to be used for big data analytics, research, EMRs (Electronic Medical Record), and the development of real-time and predictive-based health management solutions.

•	Data Collection - Real-time data collections and aggregation

•	Analytics - Dario big data analytics solution

•	Discovery - Data discovery and analysis

•	Insights - Predictive models and AI driven insights

Through Dario Intelligence, we believe we may be able to develop innovative artificial intelligence and machine learning approaches that will enable us to transform big data into individual and specific predictive models to meet the demands of both consumers and the health care providers. We believe that by coupling data and algorithmic development, Dario Intelligence may offer in the future the way to detect, predict and intervene most effectively for each individual using our platform.

Our Vision for Dario Intelligence

We intend to offer solutions built from a foundation of rich and robust data, ultimately transforming our revenue model from simple product volume to product value. We believe that the current ineffective care of diabetes and other chronic conditions reflects a need for more intelligent and nuanced approaches relating to predictive behaviors and real-time care. We believe that financial incentives tied to patient outcomes have the potential to generate sizeable revenue growth for us, and position us as a leader in transforming the management of diabetes. Achieving the strategic vision of Dario Intelligence requires multiple steps and evolutions in order to harness the power from the data generated by a connected community, and subsequently impact individual behavior.

Phase 1 – Collect & Analyze

As the Dario Smart Diabetes Management Solution user-base has grown, we have collected a significant amount of user data and information. Initial efforts in Phase 1 are centered around an understanding of our user-base. Compiling basic demographic data such as age, gender, country geography, etc., and establishing links to test strip usage and blood glucose control are critically important. Further, examining variation amongst population cohorts in both utilization and blood glucose outcomes is fundamental to future targeting and retention campaigns. We intend to generate analytical insights on individuals who achieve improvement in blood glucose levels in order to develop an in-depth understanding of those who maintain such an improvement over time, which we believe will form the backbone of interventional program development that we intend to generate with our potential partners.

Phase 2 – Expand Collection of Data Types, Experiment with Outreach Campaigns

As continued growth of users accelerates globally, concerted efforts will be undertaken at expanding the collection of highly relevant data types. In addition, we intend to expand data collection on user data points such as carbohydrate intake, exercise and physical activity, medication and medication adherence, GPS location, time stamps, insurance coverage type/status. When more data elements are gathered, the intention is for Dario Intelligence to apply its artificial intelligence and machine learning capabilities to enhance understanding of individuals and detailed profiles that will be generated with comprehensive user information such as the type of advertising that was used to recruit patients or how frequently an individual interacts with the Dario Smart Diabetes Management app. The end result is intended to be a cohort-specific predictive model that can be used to develop interventional programs on a wide basis.

Phase 3 – Monetize De-Identified Data, Learn, Expand Intervention Programs

We believe that pharmaceutical companies, device manufacturers, insurers, governments, researchers, advertisers and start-up companies would be willing to pay for the de-identified data that we will obtain through our Dario Intelligence platform. As such, we believe there is an opportunity to develop a consistent revenue stream from this data.

In addition to data that reports on activity and performance of the population as a whole, we believe that will be able to provide access to a globally connected community of patients and consumers. We are planning to monetize access to specific patient cohorts, designing programs to improve utilization, engagement, and outcomes. These future programs will be adapted, modified, and enhanced based upon continuous learning and additional data inputs from external third parties that we are planning to engage with in the future. Pay for performance models will be developed and experimented with, as we will implement next-generation artificial intelligence and machine learning programs designed to influence user’s behavior.

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

The Diabetes and BGMS Markets and the Dario Smart Diabetes Management Solution

Diabetes is a growing epidemic for which no cure exists, but for which treatments (including a regimen of frequent blood glucose testing) are available.  The medical journal Lancet has reported that the number of worldwide diabetics has doubled over the past thirty years.  While about 70% of the increase has been attributed in the Lancet report to population growth and aging, the balance was linked to changing diets, rising obesity levels and less physical activity.

According to the information published by the International Diabetes Foundation (IDF), in its 8th addition of the “IDF Diabetes Atlas” published in 2017, approximately 425 million people worldwide were estimated to have diabetes in 2017, or one in eleven adults. The greatest numbers are between 40 and 59 years old. If these trends continue, by 2045, some 629 million people are forecasted by the IDF to have diabetes. According to the IDF Diabetes Atlas, in Europe, there were 58 million adults over the age of 20 with diabetes in 2017 and approximately 30.2 million adults over the age of 20 with diabetes in the U.S. in 2017.  In the U.S., one in four adults has diabetes.  An additional 86 million U.S. adults had pre-diabetes in 2012, which puts them at high risk for developing Type 2 diabetes according to the ADA.  Approximately 187 million adults with diabetes live in China and India, with approximately 12.4 million in Brazil and 8.5 million in Russia.

It is estimated that the costs of diabetes complications account for between 5% and 10% of total healthcare spending in the world. In the United States, the ADA estimated that the total cost of diagnosed diabetes has risen from $174 billion in 2007 to $245 billion in 2012.  Early diagnosis of warning signs and ongoing monitoring of diabetes are the keys to the prevention and treatment of the disease, with blood glucose monitoring being the primary method of diagnosis and disease management, coupled with matching blood glucose readings with food (i.e., carbohydrate) and insulin or other medication intake.

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

It is important to note that the diabetic market is a first point of entry for the Dario Smart Diabetes Management Solution and we believe that our goal of providing mHealth health solutions for a variety of chronic and wellness related conditions based on mobile device testing will grant us access to a much larger market. The Dario Smart Diabetes Management Solution is targeted at the mHealth app market currently estimated at $10 billion globally with expected annual growth of 15% to $31 billion by 2020.

Industry Background and the Dario Smart Diabetes Management Solution Opportunity

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

We believe that the increasing global adoption of mobile phones has created an opportunity for disruption in BGMS market. The Dario Smart Diabetes Management Solution, which features our compact all-in-one Dario Blood Glucose Monitoring System device coupled with iOS, Android and web-based apps, is intended to eliminate the need for separate glucose monitors, carb-calculators and cumbersome dependency on wired, computer-based logging tools.  Our intention is for Dario to not only deliver the best blood glucose monitoring experience, but also use the unique capabilities of mobile smart mobile devices to deliver better health outcomes.

With respect to the U.S. BGMS market, the principal barriers to entry (all of which we believe the features of the Dario Smart Diabetes Management Solution can overcome) can be summarized as follows:

●	Achieving significant product differentiation in the eyes of diabetes patients or insurance payers. We believe that Dario offers a novel design that is compatible with the usability of the current devices, yet offers a modern look and feel when compared to products in the marketplace. Marketing of the product directly to consumers will emphasize the product’s distinguishing attributes, without incurring the significant product introduction expenses typically incurred for the marketing of a standard glucose meter via traditional retail channels.

●	Costs. We anticipate that low manufacturing costs for the dongle (the part of the Dario Blood Glucose Monitoring System that attaches to the phone jack) and the similarity to our competitors’ estimated cost of manufacturing the strips, when coupled with our direct-to-consumer marketing, creates the potential for providing us with a meaningful cost advantage versus most vendors of traditional glucose meters.

●	Difficulty obtaining shelf space at the pharmacy. With many products on the market, a new entrant has to battle for visibility on the shelf. The Dario Smart Diabetes Management Solution will limit this obstacle by emphasizing internet based direct-to-consumer marketing and sales.

●	The challenge of influencing diabetes specialists to recommend another BGMS product to patients. We make efforts to introduce and present the Dario Smart Diabetes Management Solution to the medical community through our participation in academic and professional conferences. The Dario Smart Diabetes Management Solution will mainly be marketed directly to our target users, who we believe are increasingly becoming the primary decision makers in choosing their glucose monitoring equipment.

We believe that Dario’s specific features and trends in the marketplace create a significant opportunity to penetrate the market and effectively compete with and gain market share against the established players.

Utilization of Mobile Health Applications

Smart mobile device applications combine easy-to-use interfaces with continuous internet access to create transformational mobile health solutions (often called mHealth).  Although the potential benefits of mHealth solutions have been widely discussed for over a decade, the market is now starting to emerge from the trial phase.  According to a press release issued on December 15, 2017 by Research and Markets, the global mobile health (mHealth) application market in projected to be valued at $28.32 billion in the year 2018 and is expected to reach $102.35 billion by 2023, growing at a CAGR of 29.3% during the period. According to an August 2017 study by Grand View Research, the global mHealth market is expected to reach $111.8 by 2025, growing at a CAGR of 44.2%. The need to reduce long waiting periods in order to access health care facilities from specialists is the primary driver responsible for the adoption of mHealth. We believe that Dario is designed to play directly into this market trend.

In addition, the Grand View Research report states that the availability of applications for consumers is continuing to grow rapidly, especially healthcare apps. These applications assist users in self-management of wellness, disease and chronic abnormalities. This has led to the patient playing an important and active role in staying informed and updated on their own healthcare decisions, contributing to the rise in adoption of mHealth apps globally.

Healthcare is gradually transitioning towards a precision-based model, better known as a “personalized medicine” model. mHealth is becoming a widespread trend due to the introduction of technologies such as electronic medical records, remote monitoring, and other communication platforms. mHealth leverages the 4Ps of healthcare delivery: personalized, predictive, participatory, and preventive, to ensure delivery of optimal care to its users. In addition, the growing penetration of smartphones, especially in low- & middle-income countries and the growing focus on utilizing mobile technology to leverage healthcare delivery and ensure a population health plan is anticipated to benefit the market.

Currently more than 70% of the mHealth applications in major “app stores” are adhering to the paid business model according to Research2Guidance. With more and more traditional healthcare providers joining the mobile applications market, we expect the business models will broaden to include healthcare services, advertising and drug sales revenues.  According to Research2Guidance, with the growing sophistication level of mHealth applications, only 14% of the total market revenue in the next 5 years will come from application download, advertisement and transaction revenue, while 76% of total mHealth application market revenue will come from related services and products.  We believe that Dario is well-positioned to benefit from that trend.

The Dario Smart Diabetes Management Solution includes the Dario Blood Glucose Monitoring System and software application for people with diabetes. Dario currently allows users to easily record, analyze, transmit and store key data points such as glucose level, insulin and carbohydrate intake. Moreover, the Dario Smart Diabetes Management application provides knowledge and motivation with an aim of improving health outcomes. In addition, we are developing software for health care providers and payers to help better support patients and intelligently manage large patient populations.

Sales and Marketing

Our initial marketing efforts in the United States were focused on the early adopter users who have diabetes and who are paying out of pocket for their monitoring tools to manage their chronic condition, and we have concentrated our efforts in gaining market share and brand awareness through direct to consumer marketing efforts. In 2018, we plan to expand our marketing efforts to the insured population by offering our Dario Engage platform to a variety of healthcare providers who are supporting and coaching individuals with diabetes. We believe this will help us to diversify our revenues, from only selling our Dario Blood Glucose Monitoring System and its consumables, to revenues generated from providing online real time monitoring, supervising and coaching capabilities to all relevant healthcare providers who support individuals with diabetes.

In Australia, we revised our sales and marketing strategy during the third quarter of 2016, and moved to a hybrid direct to consumer model in combination with an on the ground out-sourced channel sales organization staff focused on the pharmacies. This model will allow us to accelerate our penetration into this market, while building a diabetes community via direct engagement through our digital marketing campaigns and online store.

In the U.K., the Dario Blood Glucose Monitoring System is a fully reimbursed product distributed by a new distributor since the second quarter of 2016. The Dario Blood Glucose Monitoring System is now available via all main pharmacies in the U.K. Our sales and marketing efforts have been focused on wholesalers, pharmacies, HCP’s (Health Care Professionals), diabetes educators and hospitals via the distributor. This has created awareness and understanding of the value proposition we offer to people with diabetes. In addition, we will be focusing on increasing our presence in the U.K. market via our direct to consumer strategy, utilizing the country wide availability of the strips in pharmacy and clinical awareness of the product via the healthcare providers.

In Canada, the Dario Blood Glucose Monitoring System is available through major pharmacy chains across Canada that includes brands like Safeway and London Drugs. We also offer consumers the ability to buy direct via our online platform or to get their prescriptions serviced online via Bayshore. Similar to the U.K., in Canada we work on both promoting and marketing Dario to the medical establishment via our distributor and expanding its awareness via our direct to consumer strategy which we have been ramping up.

Through our experience in the U.S., U.K., Canada, Australia and additional markets, we are poised to open up additional markets in 2018 that have a high diabetes penetration rate and fit our hybrid business model.

The Dario Smart Diabetes Management Solution is an internet-driven product. Dario was designed for the mobile age and will be powered by the internet as an effective route of launching and marketing new consumer products.  We currently sell directly to consumers and also collaborate with distributors in various jurisdictions. It is estimated that a typical Type 1 diabetes patient, who is testing his or her blood sugar 4 to 10 times a day, uses 120 to 300 strips each month, which creates the potential for a substantial and predictable revenue stream.

On the marketing side, we primarily utilize online marketing in order to create awareness of Dario. Rather than solely rely on online advertisement, we will also consider revenue sharing with affiliate networks and a variety of other pay-for-performance methods commonly used in online commerce.

As a precursor to the Dario Engage platform, in December 2014, we entered into an agreement with Israel's leading healthcare HMO, Maccabi Healthcare, to implement a comprehensive digital suite for patients and professionals. The agreement with MOMA (Maccabi TeleCare unit) represented the beginning of an additional revenue channel. We believe the Dario Engage channel for revenues presents a significant potential based on software licensing and added value services with HMOs and other strategic partners worldwide. The Dario application for MOMA is a proprietary customized diabetes management solution that enables remote treatment for diabetes which aims to improve overall outcomes for patients leveraging mHealth technology for effective engagement of health care professionals.

We also expect to collaborate with the medical community to showcase what we expect will be the Dario Smart Diabetes Management Solution’s clinical equivalence and usability superiority through Dario Engage and Dario Intelligence.

Manufacturing

As we do not directly manufacture our products ourselves, we have supply agreements with manufacturers for the Dario Blood Glucose Monitoring System, glucose test strips, lancing devices and lancets.  We have arrangements in place with commercial scale manufacturers for both the Dario Blood Glucose Monitoring System and for our test strips. As a result of investments we have made over the past several years, we own the specialized equipment used to manufacture Dario Blood Glucose Monitoring System.

During 2015, we commenced the manufacturing of our Dario Blood Glucose Monitoring System with a Chinese manufacturer as part of our efforts to further reduce manufacturing cost. In the beginning of 2016 we transitioned our manufacturing to a new Chinese manufacturer as part of our effort to increase our manufacturing capacity and improve cost savings.

Insurance Reimbursement

In the United States and in other jurisdictions such as Germany and England, we expect that Dario’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  We expect to work with third-party payers in the countries into which we expect to market Dario in order to establish coverage for test strips, although we cannot be sure of coverage being obtained.  In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario Blood Glucose Monitoring System in Italy, making 600,000 Italians eligible for reimbursement coverage. In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario Blood Glucose Monitoring System. In December 2014, we were granted reimbursement status for the Dario test strips Australia. In May 2015 we launched Dario in Canada and the majority of Canadian medical plans are now covering test strips for the Dario Blood Glucose Monitoring System with reimbursement. We expect the balance of Canadian insurance plans to provide reimbursement coverage in the near future. We are planning to pursue reimbursement coverage in other jurisdictions.

Clinical Trials

As part of our CE Mark clearance, in 2013 we conducted positive User Performance studies for the Dario Blood Glucose Monitoring System in Israel with 161 diabetic patients. The aim of this study was to collect measurement data from capillary blood with defined distribution of glucose concentrations in order to perform system accuracy evaluation according to ISO 15197:2013, the current international standard requirements for BGMS systems. The results of this study showed that the test strips are well within the limits for system accuracy defined by ISO 15197:2013 in that 100% of results fell within zones A and B of the Consensus Error Grid for all systems, which means that the system accuracy requirements of the ISO 15197:2013 have been met. The acceptance criteria for accuracy of BGMS per ISO 15197:2013 is “95 % of the individual glucose measured values shall fall within ± 0,83 mmol/l (±15 mg/dl) of the measured values of the manufacturer’s measurement procedure at glucose concentrations < 5,55 mmol/l (<100 mg/dl) and within ± 15% at glucose concentrations ≥ 5,55 mmol/l (≥100 mg/dl)”.

In January 2015, we completed, and in March 2015, we announced positive results from, a required User Performance evaluation study in the U.S. to evaluate the accuracy of blood glucose level results obtained from fingertip using the Dario Blood Glucose Monitoring System compared to reference equipment (YSI 2300 STATPLUS) and to evaluate the ease of use of the Dario Blood Glucose Monitoring System by the first time user.  This study was in connection with our regulatory submissions for the product in the U.S. and Canada and in accordance with ISO 15197:2013.  The study was performed at Remington Davis Clinical Research in Columbus, Ohio with the Dario Blood Glucose Monitoring System and included 368 participants with varying demographics.  As required by the FDA, the study was approved by the institutional review board (IRB) which supervises the clinical studies performed in their institutions.

The purpose of the study was to demonstrate the accuracy of the Dario Blood Glucose Monitoring System compared with the YSI reference standard and to evaluate how the first time users of the Dario Blood Glucose Monitoring System (1) use it under the Dario guidance materials (i.e., quick user guide and video clip) in an effort to demonstrate how the use of the Dario Blood Glucose Monitoring System and related software could potentially improve patient care and diabetic compliance, (2) to understand the potential weaknesses of the device and introduce methods of overcoming them to the users and (3) to establish the proposition that lay users can operate the device.

We evaluated accuracy and user performance in this clinical trial with 368 diabetic patients, each of whom tested fresh capillary finger prick blood glucose levels while using the Dario Blood Glucose Monitoring System for the first time, as instructed by Dario's instruction material. System accuracy was determined with samples obtained from each subject measured both on the Dario Blood Glucose Monitoring System by individual subjects and by a reference YSI analyzer. We documented sample collection or measurement errors. When required, repeated sampling by each subject was limited to three per subject. The interval of glucose levels tested were within BGMS range 43.0-477.0 mg/dL, and YSI range 42.3-435.5 mg/dL. There were no outliers. Accuracy for the Dario Blood Glucose Monitoring System met ISO 15197:2013 criteria, as can be seen in the accuracy tables below. Below 100 mg/dL, 97.8% of values were within ±15mg/d of YSI reference glucose values. For samples with glucose above or equal to 100 mg/dL, 96.4% of values were within ± 15% of YSI glucose levels. Lay subject performance assessment of the Dario’s instruction clarity and usefulness showed that 100% successfully obtained a measurement result, and 97.1% of subjects found instructions easy to follow with 70.7% rating they were very satisfied (5/5) and 26.4% rating they were satisfied (4/5). Reading the result on the smart mobile device was rated easy to understand by 99.1% of lay subjects, with 86.1% rated it very easy (5/5) and 13% rated it easy (4/5). If an error message displayed on the report screen, 100% of lay subjects were clear about how to resolve the error, with 56.5% reporting is was very clear (5/5) and 43.5% reported it was clear (4/5).

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

To conclude, the Dario Blood Glucose Monitoring System meets ISO 15197:2013 standards for clinical performance as determined by lay user accuracy and by satisfactory experience with the Dario instructions clarity and system utility.

In November 2015, we completed an additional User Performance evaluation study in the U.S. as requested by the FDA. We evaluated the accuracy of blood glucose level results obtained from fingertip using the Dario Blood Glucose Monitoring System compared to reference equipment (YSI 2300 STATPLUS). We also assessed the usability of the Dario Blood Glucose Monitoring System by first time users on iOS smart mobile devices.   The study was performed at the University of Colorado Barbara Davis Center for Diabetes in Aurora, Colorado with the Dario Blood Glucose Monitoring System and included 100 participants with varying demographics.  As required by the FDA, the study was approved by the Western Institutional Review Board (WIRB) which supervises clinical studies performed in their institutions.

The purpose of the study was to demonstrate the accuracy of the Dario Blood Glucose Monitoring System compared with the YSI reference standard and to evaluate how first time users of the Dario (1) use it under the Dario guidance materials (i.e., quick user guide and user guide) in an effort to demonstrate how the use of the Dario Smart Diabetes Management Solution could potentially improve patient care and diabetic compliance, (2) to understand the potential weaknesses of the device and introduce methods of overcoming them to the users and (3) to establish the proposition that lay users can operate the device.

The acceptance criteria for accuracy of BGMS per ISO 15197:2003 is “Ninety-five percent (95%) of the individual glucose results shall fall within ± 15mg/dL of the results of the Dario’s measurement at glucose concentrations < 75mg/dL and within ± 20% at glucose concentrations greater than or equal to 75mg/dL”. The study evaluated accuracy and user performance in this clinical trial with 100 diabetic patients, each of whom tested fresh capillary finger prick blood glucose levels while using Dario for the first time, as instructed by Dario's instruction material. System accuracy was determined with samples obtained from each subject measured both on the Dario by individual subjects and by a reference YSI analyzer. We documented sample collection or measurement errors. When required, repeated sampling by each subject was limited to three per subject. The interval of glucose levels tested were within BGMS range 42-396 mg/dL, and YSI range 37-386 mg/dL. There were no outliers. Accuracy for Dario met ISO 15197:2003 criteria, as can be seen in the accuracy tables below. Below 75 mg/dL, 100% of values were within ±15mg/dL of YSI reference glucose values. For samples with glucose above or equal to 75 mg/dL, 98.88% of values were within ± 20% of YSI glucose levels. Lay subject performance assessment of the Dario’s instruction clarity and usefulness showed that 100% successfully obtained a measurement result. The average rating of the users for successful operation of the Dario was 4.35 (out of 5 when 1 is “completely failed” and 5 is “very successful”) and an average rate of 3.66 (out of 5 when 1 is “very hard” and 5 is “very easy”) for operating the Dario for the first time.

System accuracy results: DBGMS platform
System accuracy results for glucose concentrations <75 mg/dL			System accuracy results for glucose concentrations ≥75 mg/dL
Within ± 5 mg/dL	Within ± 10 mg/dL	Within ± 15 mg/dL	Within ± 5%	Within ± 10%	Within ± 15%	Within ± 20%
4/11	9/11	11/11	39/89	68/89	85/89	88/89
36.36%	81.82%	100%	40.4%	76.7%	96.4%	98.88%

To conclude, the Dario meets the requirements of ISO 15197:2003 for clinical performance as determined by lay user accuracy and by satisfactory experience with the Dario instructions clarity and system utility.

In April 2017, we completed a study in the U.S. as requested by FDA. We evaluated the accuracy of blood glucose level results obtained from fingertip using the Dario Blood Glucose Monitoring System compared to reference equipment (YSI 2300 STATPLUS). We also assessed the usability of the Dario Blood Glucose Monitoring System by first time users on Android smart mobile devices. The study was performed at the University of Colorado Barbara Davis Center for Diabetes in Aurora, Colorado with the Dario Blood Glucose Monitoring System and included 350 participants with varying demographics. As required by the FDA, the study was approved by the Western Institutional Review Board (WIRB) which supervises clinical studies performed in their institutions.

The purpose of the study was to demonstrate the accuracy of the Dario Blood Glucose Monitoring System compared with the YSI reference standard and to evaluate how first time users of the Dario (1) use it under the Dario guidance materials (i.e., quick user guide and user guide) in an effort to demonstrate how the use of the Dario Smart Diabetes Management Solution could potentially improve patient care and diabetic compliance, (2) to understand the potential weaknesses of the device and introduce methods of overcoming them to the users and (3) to establish the proposition that lay users can operate the device.

The acceptance criteria for accuracy of BGMS according to FDA guidance “Self-Monitoring Blood Glucose Test Systems for Over-the-Counter Use - Guidance for Industry and Food and Drug Administration Staff" 95% of all SMBG results shall fall within ±15% of the YSI results across the entire claimed measuring range of the device and that 99% of all SMBG results shall fall within ±20% of the YSI results across the entire claimed measuring range of the device. The study evaluated accuracy and user performance in this clinical trial with 350 diabetic patients, each of whom tested fresh capillary finger prick blood glucose levels while using Dario for the first time, as instructed by Dario's instruction material. System accuracy was determined with samples obtained from each subject measured both on the Dario by individual subjects and by a reference YSI analyzer. We documented sample collection or measurement errors. When required, repeated sampling by each subject was limited to three per subject. The interval of glucose levels tested were within BGMS range:

Device		Min (mg/dL)	Max (mg/dL)
Samsung Note 3	Dario	43	410
	YSI	37.5	423
Samsung S3	Dario	41	443
	YSI	36.6	442
LGG2	Dario	40.0	432
	YSI	36.2	414

There were two outliers per representative device. Accuracy for Dario met the FDA criteria, as can be seen in the accuracy tables below:

Samsung Galaxy S3

Results for glucose concentrations across the entire range
	Within ±5%	Within ±10%	Within ±15%	Within ±20%
Subjects who used Samsung S3 first	59/117 (50.4)%	93/117 (79.5)%	114/117 (97.4)%	117/117 (100)%
All Samsung S3 measurements	176/350 (50.3)%	276/350 (78.9)%	338/350 (96.6)%	348/350 (99.4)%

Samsung Galaxy Note 3

Results for glucose concentrations across the entire range
	Within ±5%	Within ±10%	Within ±15%	Within ±20%
Subjects who used Samsung Note 3 first	58/117 (49.6)%	96/117 (82.1)%	113/117 (96.6)%	117/117 (100)%
All Samsung Note 3 measurements	162/350 (46.3)%	278/350 (79.4)%	336/350 (96)%	348/350 (99.4)%

LG G2

Results for glucose concentrations across the entire range
	Within ±5%	Within ±10%	Within ±15%	Within ±20%
Subjects who used LG G2 first	60/116 (51.7)%	96/116 (82.8)%	111/116 (95.7)%	116/116 (100)%
All Samsung LG G2 measurements	159/350 (45.4)%	284/350 (81.1)%	334/350 (95.4)%	348/350 (99.4)%

 Lay subject performance assessment of the Dario’s instruction clarity and usefulness showed the following results:

	Rating of successfully obtained measurement results using Dario	Rating success in operating Dario	Rating how easy was it to operate Dario for the first time
Acceptance criteria	Over 90% answered "Yes"	Average score of 3.5 or above	Average score of 3 or above
Samsung Galaxy S3	100%	4.6	4.4
Samsung Galaxy Note 3	100%	4.6	4.3
LG G2	100%	4.6	4.3

To conclude, Dario meets the requirements of to FDA guidance “Self-Monitoring Blood Glucose Test Systems for Over-the-Counter Use - Guidance for Industry and Food and Drug Administration Staff" for clinical performance as determined by lay user accuracy and by satisfactory experience with the Dario instructions clarity and system utility.

Government Regulation

The principal markets that we have initially targeted for Dario are the United States, the European Union, Australia and New Zealand. The following is an overview of the regulatory regimes in these jurisdictions.

United States Regulation Generally

In the United States, devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives clearance for commercial distribution.  Under Section 201(h) of the Food, Drug, and Cosmetic Act, a medical device is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals.  The Dario Blood Glucose Monitoring System is classified as a medical device and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.  FDA regulations govern product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.  Specifically, the FDA classifies medical devices into one of three classes.  Class I devices are relatively simple and can be manufactured and distributed with general controls.  Class II devices are somewhat more complex and require greater scrutiny.  Class III devices are new and frequently help sustain life.

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

In September 2013, we obtained ISO 13485 certification for our quality management system and CE Mark certification to market Dario and in May 2015 Dario was cleared to fulfil the criteria according to EN ISO 15197:2013  The granting of the CE Mark allows Dario to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On November 21, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario Blood Glucose Monitoring System with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We commenced an initial soft launch of the product in Europe in 2014, created initial demand for the product and established brand awareness and marketing techniques to reach our target market with a goal to continue expansion to new markets and territories.

We achieved regulatory clearance to market Dario in other countries that do not rely on the CE Mark. To date, the non-CE Mark jurisdictions which we have begun to market Dario include the United States, New Zealand, Canada and Australia.

In January 2014, we completed the registration with Medsafe, the New Zealand Medicines and Medical Devices Safety Authority, through their WAND (Web Assisted Notification of Devices) system allowing us to sell the Dario in New Zealand. We also have completed the process of registering the Dario with the Australian TGA, in the ARTG (Australian Register of Therapeutic Goods), which is required in order to bring and sell the Dario in Australia and effective March 3, 2015 our product is approved for reimbursement in Australia. In February 2015, we also gained National Pharmaceutical Product Interface (known as NAPPI) approval and registered the Dario in South Africa. In May 2015, we also received Health Canada approval to market the Dario blood glucose monitoring system and commenced marketing the product. We have also received reimbursement status from the majority of insurance plans in Canada.

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

Clinical Studies

Even when a clinical study has an approved Investigational Device Exemption (IDE) from the FDA under significant risk (SR) determination, has been approved by an Institutional Review Board (IRB) under non-significant risk (NSR) determination and/or has been approved by local or regional Ethic Committee,  the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. There is no assurance that a clinical study at any given site will progress as anticipated; the interim results of a study may not be satisfactory leading the sponsor or others to terminate the study, there may be an insufficient number of patients who qualify for the study or who agree to participate in the study, or the investigator at the site may have priorities other than the study.  Also, there can be no assurance that the clinical study will provide sufficient evidence to assure regulatory authorities that the product is safe, effective and performs as intended as a prerequisite for granting market clearance. See “Clinical Trials” above for clinical trials performed to date.

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

State Licensure Requirements

Several states require that Durable Medical Equipment (“DME”) providers be licensed in order to sell products to patients in that state. Certain of these states require that DME providers maintain an in-state location. If these rules are determined to be applicable to us and if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state.

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

Intellectual Property

Patent applications

On May 8, 2011, certain of our founders filed Patent Cooperation Treaty (PCT) Application No. PCT/IL2011/000369, titled “Fluids Testing Apparatus and Methods of Use”.  This PCT took priority from two preceding U.S. provisional applications filed by our founders, with the earliest priority date being May 9, 2010. The PCT application was transferred to us by our founders on October 27, 2011.

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

On May 1, 2014 we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smart phone via the audio jack port. This patent was issued as U.S. Patent No. 8,797,180 in August 2014, and in September 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe this represents critical intellectual property recognition and a significant initial validation of our intellectual property efforts. Further, a corresponding European patent was granted to us in May 2016, as European patent No. 2569622 for testing of fluids through an audio jack connection. Additional corresponding patents were granted in Israel. Corresponding applications for this invention are still pending in the U.S., China and Australia. On November 11, 2017, U.S .patent No. 9,832,301 titled “Systems and methods for adjusting power levels on a monitoring device” was granted. This latest patent enhances the way the Dario Blood Glucose Monitoring System communicates with users’ smartphone devices.

Additionally, a U.S. non-provisional and corresponding PCT application were filed, and are still pending, which cover new connection related technologies.

Furthermore, we filed 2 new U.S. Provisional applications, which are still pending, covering new features and functionalities related to future Dario Blood Glucose Monitoring System generations.

Additional patent applications are in the process of being prepared for filing, and we believe that we have a rich pipeline of future technologies that we are actively developing.

We are further seeking to develop and protect new intellectual property around future generations of our hardware and software with the goal of achieving enhanced functionality, user interface and data usability.

Design patents and patent applications on the Dario Blood Glucose Monitoring System

To further protect our market distinction and branding for the Dario Blood Glucose Monitoring System, three U.S. Design Applications have been filed and granted covering the glucose meter, the cartridge, and connection dongle. These applications were granted and registered in the United States. We have also filed national applications for the cartridge in many other jurisdictions, the great majority of which have been granted.

Design patents and patent applications on the Dario Smart Diabetes Management App

In addition, three U.S. Design Applications have been filed and granted covering our smart mobile device display screens with graphical user interface. These design application were also filed in several major jurisdictions, all of which have been granted.

Trademark applications

We have also filed three trademark applications covering the Dario name and logo, as well as for the DARIO-LITE word mark, and our company’s name DARIOHEALTH.  The marks were granted and registered in the United States; national applications were filed in major territories, some of which are still pending.

Utility Models

We have been granted Utility Models for our core invention in Japan and Germany.

Other intangible assets

As the number of Dario users grows, large amount of data will be collected from diabetic patients, comprising their blood sugar levels, meal composition and timing, physical exercise (intensity and duration) as well as many other factors, which are useful for creating meaningful correlations between these factors and insulin use.  We expect that this database will be highly valuable and may be capitalized in many ways. The accumulation of this type of know-how and related algorithms are protected as trade secrets using specialized confidentiality protocols.

Competition

We face competition principally from two arenas:

Direct competition from existing companies in the blood based glucose monitors market.  We compete directly and primarily with large pharmaceutical and medical device companies, including, but not limited to, Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi.  While the market is highly competitive, we believe that Dario has important comparative advantages versus other devices in the market. Some of these devices are now offered as connected devices to smart mobile devices, such as the Sanofi IBGStar, Medisana GlucoDock, Philosys Gmate Smart, One Drop, and iHealth Align.

The Dario Blood Glucose Monitoring System offers an all-in-one glucose monitoring system, including a small form factor glucose reader, lancing device and a strip cartridge connected to existing smart mobile devices, which enables Dario to offer features that are similar to or superior to the most advanced meters in the market (such as Sanofi IBGStar, Gmate Smart and iHealth Align) while having a smaller form factor than the compact meters in the market (Abbott FreeStyle Lite and OneTouch UltraMini).  We believe this design will be attractive to diabetic patients.

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

Gearing up for the expansion of DarioHealth and potential further growth into the mHealth space, we are currently analyzing key players in the mobile health/digital health arena. Big Data and analytical insights are the key offerings for all segments of the market – patients, healthcare providers and payers. Our technology development focus and marketing efforts are all geared at placing us as a major player in this global market.

Employees

We currently have 45 full time employees and 3 part time employee.  We have employment agreements with our three executive officers.  See “Management – Employment Agreements”.

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

We were formed in August 2011 as a new business and only recently entered the commercialization stage of our technology. As such,  this limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize the Dario Smart Diabetes Management Solution, achieve market acceptance of the Dario Smart Diabetes Management Solution and respond to competition. We commenced a commercial launch of the free Dario Smart Diabetes Management application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario Smart Diabetes Management Solution (including the app and the Dario Blood Glucose Monitoring System) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, in 2015 in Australia, Israel and Canada and in 2016 in the United States. These efforts have not generated material revenues, and it is still too early to predict if we will be able to generate significant revenues over the next years. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and the development and sale of new medical devices and related software applications. As a result, we may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company. In addition, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only into March 2019.

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

Since our inception, we have engaged primarily in research and development activities and only recently entered the commercialization stage. We have financed our operations primarily through private placements of common stock and have incurred losses in each year since inception including net losses of $15,743,000 and $10,887,000 in 2017 and 2016, respectively. Our accumulated deficit at December 31, 2017 was approximately $70,958,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario in additional European countries, and elsewhere and manufacture, market and sell Dario where approved. We may be unable to achieve any or all of these goals.

Our independent registered public accounting firm has expressed in its report to our 2017 audited financial statements a substantial doubt about our ability to continue as a going concern.

We only recently entered the commercialization stage, and the development and commercialization of Dario is uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements for December 31, 2017 a substantial doubt regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

We may be subject to claims for rescission or damages in connection with certain sales of shares of our securities.

In March 2016, the Securities and Exchange Commission declared effective a registration statement that we filed to cover the sale of 1,333,333 shares of common stock, 1,533,333 warrants to purchase common stock, 1,533,333 shares of common stock underlying such warrants, and underwriters’ warrants to purchase up to 143,333 shares of common stock. Sales of approximately 55,555 shares of common stock, approximately 255,555 shares of common stock underlying warrants and approximately 25,555 shares of common stock underlying underwriters’ warrants may not have been made in accordance with Section 5 of the Securities Act of 1933, as amended. Accordingly, the purchasers of those securities may have rescission rights or be entitled to damages. The amount of such liability, if any, is uncertain. In the event that we are required to make payments to investors as a result of these unregistered sales of securities, our liquidity could be negatively impacted.

Risks Related to Our Business

We only recently began commercializing Dario and our success will depend on the acceptance of Dario in the healthcare market.

Dario has been CE marked since 2013, enabling us to commercialize in 32 countries across Europe as well as in certain other countries worldwide. It was also approved by the regulatory authorities in Australia, New Zealand, Canada, Israel and South Africa, and most recently in December 2015, we received FDA clearance. As a result, we have a limited history of commercializing Dario and commenced selling Dario in the United States in 2016. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. We are faced with the risk that the marketplace will not be receptive to Dario over competing products and that we will be unable to compete effectively. Factors that could affect our ability to establish Dario or any potential future product include:

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

We cannot assure you that Dario or any future product will gain broad market acceptance. If the market for Dario or any future product fails to develop or develops more slowly than expected, or if any of the technology and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

There is no assurance that our recently launched Dario Engage software platform will success or be adopted by Dario users.

We have recently launched a new product offering of our Dario Engage software platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications and real time alerts, trends and pattern analysis. We expect that the Dario Engage software platform may be leveraged by our potential partners, such as clinics, health care service providers, employers and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. However, the success of our Dario Engage software platform will depend entirely on our Dario user’s adoption of the platform and we cannot assure you that our Dario users will do so. If we cannot encourage Dario users to utilize our Dario Engage software platform we may not succeed in marketing the product to our potential partners, the failure of which may materially and adversely effect our business and operating results.

We may not be successful in launching Dario Intelligence and even if we are successful in doing so, there is no assurance that we will be successful in marketing and/or selling our product in the marketplace.

We intend to launch our Dario Intelligence program, which will utilize the large amount of data collected on our servers to develop predictive models and artificial intelligence algorithms to meet the potential demand of intelligence-driven analytics that healthcare providers may be looking for to improve their services. However, the launch of Dario Intelligence will require significant financial and technical resources. There is no assurance that we will successfully develop or launch Dario Intelligence. Even if we are successful in doing so, there is no assurance that the marketplace will accept or adopt the usage of Dario Intelligence. If we cannot successfully develop Dario Intelligence, or encourage the use and adoption of Dario Intelligence by market participants, our business and operating results may be materially and adversely effected.

We cannot accurately predict the volume or timing of any future sales, making the timing of any revenues difficult to predict.

We may be faced with lengthy customer evaluation and approval processes associated with Dario. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of Dario which may not result in revenue generation. We must also obtain regulatory approvals of Dario in certain jurisdictions as well as approval for insurance reimbursement in order to initiate sales of Dario, each of which is subject to risk and potential delays, and neither of which may actually occur. As such, we cannot accurately predict the volume or timing of any future sales.

If Dario fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product, and we may have insufficient resources to do so.

Dario is being designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that Dario will not meet anticipated customer requirements or desires. If we are required to redesign our products to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our products, develop new products or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially adversely affected and our business might fail.

We expect to derive substantially all of our revenues from our principal technology, which leaves us subject to the risk of reliance on such technology.

We expect to derive substantially all of our revenues from sales of products derived from our principal technology. Our initial product utilizing this technology is Dario. As such, any factor adversely affecting sales of Dario, including the product release cycles, regulatory issues, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results. We may be unable to develop other products utilizing our technology, which would likely lead to the failure of our business. Moreover, in spite of our efforts related to the registration of our technology, if patent protection is not available for our principal technology, the viability of Dario and any other products that may be derived from such technology would likely be adversely impacted to a significant degree, which would materially impair our prospects.

We are dependent upon third-party manufacturers and suppliers making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

We do not own or operate manufacturing facilities for clinical or commercial production of the Dario Blood Glucose Monitoring System and we lack the resources and the capability to manufacture the Dario Blood Glucose Monitoring System on a commercial scale. Therefore, we rely on a limited number of suppliers who manufacture and assemble certain components of the Dario Blood Glucose Monitoring System. Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

●	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

●	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;

●	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

●	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of the Dario Blood Glucose Monitoring System or cause delays in shipment;

●	we may have difficulty locating and qualifying alternative suppliers;

●	switching components or suppliers may require product redesign and possibly submission to FDA, European Economic Area Notified Bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;

●	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of the Dario Blood Glucose Monitoring System;

●	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;

●	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

●	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

We depend in part on medical device distributors for the marketing and selling of our products in certain territories in which we have launched product sales. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. These distributors typically sell a variety of other, non-competing products that may limit the resources they dedicate to selling Dario. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell Dario, in full compliance with applicable laws, our operating results and business may suffer. Recruiting and retaining qualified third-party distributors and training them in our technology and product offering requires significant time and resources. To develop and expand our distribution, we must continue to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to maintain positive relationships with our distributors, fail to develop new relationships with other distributors, including in new markets, fail to manage, train or incentivize existing distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not successful in their sales efforts, our revenue may decrease and our operating results, reputation and business may be harmed.

Failure in our online and digital marketing efforts could significantly impact our ability to generate sales.

In several of our principal target markets, we utilize online and digital marketing in order to create awareness to Dario. Our management believes that using online advertisement through affiliate networks and a variety of other pay-for-performance methods will be superior for marketing and generating sales of Dario rather than utilizing traditional, expensive retail channels. However, there is a risk that our marketing strategy could fail. Because we plan to use non-traditional retail sales tools and to rely on healthcare providers to educate our customers about Dario, we cannot predict the level of success, if any, that we may achieve by marketing Dario via the internet. The failure of our online marketing efforts would significantly and negatively impact our ability to generate sales.

Our Dario Smart Diabetes Management application, which is a key to our business model, is available via Apple’s iOS and via Google’s Android platforms and maybe in the future via additional platforms. If we are unable to achieve or maintain a good relationship with each of Apple and Google or similar platforms, or if the Apple App Store or the Google Play Store or any other applicable platform were unavailable for any prolonged period of time, our business will suffer.

A key component of the Dario Smart Diabetes Management Solution is an iPhone or Android application which includes tools to help diabetic patients manage their disease. This application is compatible with Apple’s iOS and with Google’s Android platforms and may in the future become compatible via additional platforms. If we are unable to make our Dario Smart Diabetes Management application compatible with these platforms, or if there is any deterioration in our relationship with either Apple or Google or others after our application is available, our business would be materially harmed.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions, including changes which could require us to pay to have our Dario Smart Diabetes Management application available for downloading. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. We may not receive any advance warning of such changes. In addition, each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our Dario Smart Diabetes Management application on its storefront, it would materially harm our business.

Additionally, we will rely on the continued function of the Apple App Store and the Google Play Store as digital storefronts where our Dario Smart Diabetes Management application may be obtained. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-app purchasing functionality within the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-app purchasing functionality within the storefront is non-operational for a prolonged period of time, it would have a material adverse effect on the ability of our customers to secure the Dario Smart Diabetes Management application, which would materially harm our business.

Our products are subject to technological changes which may impact their use.

Our Dario Blood Glucose Monitoring System is currently designed to be plugged into the audio jack of a mobile device. In addition, we have recently completed the development of a version of the Dario Blood Glucose Monitoring System that connects to an iPhone 7 through the Lightning jack instead of the missing audio jack. As a result, our products are subject to future technological changes to mobile devices that may occur in the future. If we are unable to modify our products to keep pace with such technological changes, it would have a material adverse effect the ability of our customers to use our products, which would materially harm our business.

As we conduct business internationally, we are susceptible to risks associated with international relationships.

Outside of the United States, we operate our business internationally, presently in Europe, Australia and Canada. The international operation of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

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

We intend to seek approval to market Dario and any future product in both the U.S. and in non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Our Dario Smart Diabetes Management Solution and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

The Dario Smart Diabetes Management Solution may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

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

Risks Related to Product Development and Regulatory Approval

The regulatory clearance process which we must navigate is expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the commercialization of Dario or our any future product.

We are not permitted to market Dario until we receive regulatory clearance. To date, we have received regulatory clearance in Australia, Canada, Israel, Italy, the Netherlands, New Zealand, the United Kingdom and the United States.

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

We are also subject to numerous post-marketing regulatory requirements, which include labeling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notification, or orders for repair, replacement or refunds;

•	voluntary or mandatory recall or seizure of our current or future products;

•	imposing operating restrictions, suspension or shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to Dario or future products;

•	rescinding 510(k) clearance or suspending or withdrawing pre-market approvals that have already been granted; and

•	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

In addition, on September 23, 2013, the FDA issued final guidance (which we refer to herein as the Guidance) for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices. The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Food, Drug and Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers. The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended. We anticipate that the Dario Smart Diabetes Management application will be subject to the FDA regulation as a “mobile medical app.”

We have conducted limited clinical studies of Dario. Clinical and pre-clinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical studies on Dario.   There can be no assurance that we will successfully complete additional clinical studies necessary to receive additional regulatory approvals in certain jurisdictions. While studies conducted by us have produced results we believe to be encouraging and indicative of the potential efficacy of Dario, data already obtained, or in the future obtained, from pre-clinical studies and clinical studies do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical studies. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical studies, even after promising results in earlier studies. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the device, resulting in delays to commercialization, and could materially harm our business.  Even though we have received CE mark and FDA clearance of Dario, there can be no assurance that we will be able to receive approval for other potential applications of our principal technology, or that we will receive regulatory clearances from other targeted regions or countries.

We may be unable to complete required clinical trials, or we may experience significant delays in completing such clinical trials, which could significantly delay our targeted product launch timeframe and impair our viability and business plan.

The completion of any future clinical trials for Dario or other trials that we may be required to undertake in the future could be delayed, suspended or terminated for several reasons, including:

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

If our clinical trial is delayed it will take us longer to further commercialize Dario and generate additional revenues. Moreover, our development costs will increase if we have material delays in our clinical trial or if we need to perform more or larger clinical trials than planned. We may be faced with similar risks in connection with future trials we conduct. See “Business - Clinical Trials” for a description of our clinical trials performed to date.

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

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of Dario or our potential future products. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If Dario or any of our future products are defectively designed or manufactured contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our device or failing to adhere to the operating guidelines or the device producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business plan includes the storage and potential monetization of medical data of users of Dario. There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996 (which we refer to as HIPAA). These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, our proprietary position with respect to our technologies and intellectual property. We filed a Patent Cooperation Treaty (or PCT) application for a “Fluids Testing Apparatus and Methods of Use” in May 2011 which incorporates two U.S. provisional applications submitted in the preceding year. The PCT covers the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids and has subsequently been converted into several national phase patent applications. We have also filed patent applications for other aspects of the Dario Blood Glucose Monitoring Solution. We have also obtained numerous Web domains.

However, to date, we have only been issued four patents (three of which were issued in the United States) relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smart phone via the audio jack port. None of our other patents have been granted by a patent office. In addition, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our pending patent and other proprietary rights principally include the following:

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

With our first product, Dario, we compete directly and primarily with large pharmaceutical and medical device companies such as Abbott Laboratories, Bayer Healthcare Division, Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi. The first four of these companies have more than 90% combined market share of the BGMS business and strong research and development capacity for next generation products. Their dominant market position since the late 1990s and significant control over the market could significantly limit our ability to introduce Dario or effectively market and generate sales of the product. We will also compete with numerous second-tier and third-tier competitors.

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

Competition in the BGMS markets is extremely intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other critical matters, gain consumer acceptance for Dario and potential future devices incorporating our principal technology and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other competitors. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Moreover, any broad-based changes to our prices and pricing policies could make it difficult to generate revenues or cause our revenues, if established, to decline. Some of our competitors may bundle certain software products offering competing applications for diabetes management at low prices for promotional purposes or as a long-term pricing strategy. These practices could significantly reduce demand for Dario or potential future products or constrain prices we can charge. Moreover, if our competitors develop and commercialize products that are more effective or desirable than Dario or the other products that we may develop, we may not convince our customers to use our products. Any such changes would likely reduce our commercial opportunity and revenue potential and could materially adversely impact our operating results.

If we fail to respond quickly to technological developments our products may become uncompetitive and obsolete.

The BGMS market and other markets in which we plan to compete experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and Dario or any other device or technology may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we must develop or acquire new devices and improve our existing device on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum and designers and designer expertise in our industries. We must also be able to support a range of changing customer preferences. For instance, as non-invasive technologies become more readily available in the market, we may be required to adopt our platform to accommodate the use of non-invasive or continuous blood glucose sensors. We cannot guarantee that we will be successful in any manner in these efforts.

If third-party payors do not provide adequate coverage and reimbursement for the use of Dario, our revenue will be negatively impacted.

In the United States and in other jurisdictions such as Germany and England, we expect that Dario’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  Our success in marketing Dario depends and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other organizations adequately cover and reimburse customers for the cost of our products.

In the United States, we expect to derive nearly all our sales from sales of Dario from direct to consumer cash sales as well as retail pharmacy and DME distributors who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with Dario and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for Center for Medicare and Medicaid Services (CMS) procedures using Dario (and our other products in development) by third-party payors is essential to the acceptance of our products by our customers.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. For example, the governmental healthcare system in the Netherlands, New Zealand and Israel have not yet approved reimbursement of Dario. In most markets there are private insurance systems as well as government-managed systems. If sufficient coverage and reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products and our revenues will be adversely affected.

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

As of the date of this Annual Report, our officers, directors and affiliated stockholders (including Dicilyon Consulting and Investment Ltd., or Dicilyon, an affiliate of David Edery, and OurCrowd Digital Health, L.P.) collectively have an approximately 27.7% beneficial ownership of our company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

OurCrowd Digital Health L.P. has the right to appoint one member of our Board of Directors, which affords such investor the potential for control over our business.

OurCrowd Digital Health L.P., an investor that participated in our January 2017 private placement transaction, was given the right, for so long as such investor holds 13% and 5% of our outstanding shares of common stock, to appoint, respectively, two or one members of our Board of Directors. To date, such investor has appointed two members of our Board of Directors (Allen Kamer and Yossi Bahagon, though Mr. Bahagon has recently resigned). As a result, such investor has significant influence over the composition of our Board of Directors which, in turn, affords such investor the potential for material control over our business. Such investor no longer holds in excess of 13% of our outstanding shares of common stock and currently has the right to appoint one director to our Board of Directors.

Our common stock has less liquidity than many other stocks listed on the Nasdaq Global Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the Nasdaq Capital Market or other stock exchanges. While we have experienced increased liquidity in our stock during the year ended December 31, 2017, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

In particular, the market prices for securities of mHealth and medical device have historically been particularly volatile. Some of the factors that may cause the market price of our common stock and warrants to fluctuate include:

•	any delay in or the results of our clinical trials;

•	any delay in manufacturing of our products;

•	any delay with the approval for reimbursement for the patients from their insurance companies;

•	our failure to comply with regulatory requirements;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with ours;

•	any delay or failure to receive clearance or approval from regulatory agencies or bodies;

•	our inability to commercially launch products or market and generate sales of our products, including Dario;

•	failure of Dario or any other products, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain patent protection for any of our technologies and products (including those related to Dario) or the issuance of third party patents that cover our proposed technologies or products;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	failure to adequately manufacture Dario or any other products through third parties;

•	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;

•	period-to-period fluctuations in our financial results; and

•	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements.

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

We do not own any real property. Currently, we maintain our headquarters at 8 HaToKhen St., Caesarea Industrial Park, 3088900, Israel. On September 8, 2016, we signed a lease agreement for these headquarters facilities for a period of 5 years commencing upon the completion of construction of the new office building. We moved into these offices during November 2017. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $17,000. In December 2015, we signed a lease agreement for our former U.S. headquarters facilities in Burlington, Massachusetts for a period of 1 year commencing February 1, 2016 for a monthly rent and management services of approximately $2,000, and this lease is currently in effect until the end of March 2018. In December 2017 we signed a lease agreement for our new U.S. headquarters facilities in New York, New York for a monthly rent and management services of approximately $3,000.

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

	Price Range
Period	High	Low
Year Ended December 31, 2016:
First Quarter	$8.73	$3.30
Second Quarter	$5.90	$4.10
Third Quarter	$5.20	$3.03
Fourth Quarter	$4.30	$2.67
Year Ended December 31, 2017:
First Quarter	$4.70	$2.87
Second Quarter	$3.10	$1.90
Third Quarter	$2.97	$1.69
Fourth Quarter	$3.64	$1.33
Year Ended December 31, 2018:
First Quarter (through March 16, 2018)	$1.86	$1.32

As of March 16, 2018, the last reported price of our common stock quoted on the Nasdaq Capital Market was $1.51 per share.

Record Holders

As of March 16, 2018, we had 265 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2017:

The following table provides information as of December 31, 2017 with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) and the Company’s other equity compensation arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,304,638	$5.98	1,138,254
Equity compensation plans not approved by security holders *	12,029	$126.04	-
Equity compensation plans not approved by security holders **	4,225	$125.10	-
Equity compensation plans not approved by security holders ***	54,490	$5.76	-
Equity compensation plans not approved by security holders ****	2,778	$7.02	-
Total	1,378,160	$7.39	1,138,254

*	In March 2013, our Board adopted a non-employee director’s remuneration policy.

**	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $125.10, vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten year term.

***	In September 2015, our Board approved the grant of non-plan options to our Board members and members of our SAB. These options have an exercise price of $5.76 per share, one third vesting immediately and the balance vest over 8 quarterly installments, have a cashless exercise feature and a six year term.

****	In December 2015, our Board approved the grant of non-plan options to a member of the SAB. The options to the SAB member have an exercise price of $7.02 per share, and vest over a three year period. One third vest after one year and the balance vest over 8 quarterly installments after the first anniversary; these options have a cashless exercise feature and a six year term.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. Following amendments, there are currently 1,156,254 shares of common stock reserved for issuance under the 2012 Equity Incentive Plan.

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

Overview

We are a global digital health (mHealth) company serving our users with dynamic mobile health solutions. We employ what we believe to be a revolutionary approach to health management. We have developed unique ways for people to analyze and personalize their chronic disease management as it relates to diabetes. We have accomplished this through the combination of wearable technology and health monitoring. In addition, our solution is changing the way people with diabetes can manage their condition as a result of us providing them with continuous, as opposed to periodic, data.

Our flagship product, Dario, which we also refer to as our Dario Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application to track and monitor all factets of diabetes, combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario Blood Glucose Monitoring System, that essentially turns a smartphone into a glucometer.

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011 as a Delaware corporation.

We commenced a commercial launch of our free application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario solution (including the app and the Dario Blood Glucose Monitoring System) in selected jurisdictions in March 2014 and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada, with the goal of collecting customer feedback to refine our longer-term roll-out strategy. We are consistently adding new additional features and functionality in making Dario™ the new standard of care in diabetes data management.

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct to consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these effort to include Australia as well. In 2017, we expanded our direct to consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to the Dario Smart Diabetes Management Solution and the Dario Engage platform;.

•	develop our customer support and telemarketing services in order to support the expect growth of our revenues and the increase of user, and service provider who will use our platform to better serve people with diabetes and improve their clinical outcome;

•	continued product and software development, and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario Smart Diabetes Management Solution, the Dario Engage platform and the Dario Intelligence tools and capabilities);

•	continued work on registration of our patents worldwide;

•	Regulatory and quality assurance matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into March 2019 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Critical Accounting Policies

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”). Our fiscal year ends December 31.

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

Revenue Recognition

We derive revenues from the sale of our device-specific disposables test strip cartridges, lancets and our Dario Blood Glucose Monitoring System through distributors or directly to end users. The Dario Smart Diabetes Management application is offered for a free download and we do not have a recurring hosting commitment with our end users relating specifically to the application.

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

Liability Related to Certain Warrants

The fair value of the liability for certain warrants issued to investors and our previous placement agents in connection with our financings to date was calculated using the Black-Scholes-Merton option-pricing model. We accounted for these warrants according to the provisions of ASC 815, “Derivatives and Hedging - Contracts in Entity’s Own Equity” and, based on the anti-dilution protections contained in part of the warrants and net settlement cash feature contained in other warrants, we classified them as non-current liabilities, measured at fair value each reporting period until they will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. The anti-dilution protections feature for certain warrants was valued by calculating a put option. The value of these warrants was calculated using the call option value in addition with the put option value, which reflects the anti-dilution protection, multiplied by the probability that a down round will occur. The value of warrants with net settlement cash feature and liquidated damages penalties which do not include anti-dilution provision was calculated using a call option value.

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

Our net loss for the year ended December 31, 2017 and 2016 included finance expenses in the amount of $1,168,000 and financial income in the amount of $260,000, respectively, with connection to the above-mentioned warrants.

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

During the year ended December 31, 2017, total inventory write-off expenses amounted to $190.

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

Results of Operations

Comparison of the Year Ended December 31, 2017 to Year Ended December 31, 2016

Revenues

Revenues for the year ended December 31, 2017 amounted to $5,170,000, compared to $2,803,000 during the year ended December 31, 2016.

Revenues generated during the year ended December 31, 2017 were derived mainly from the sales of the Dario Blood Glucose Monitoring System, through direct sales to consumers located mainly in the United States through our on-line store and through distributors. This increase in revenues is attributable to additional commercialization of sales in 2017.

Cost of Revenues

During the years ended December 31, 2017 and 2016, we recorded costs related to revenues in the amount of $3,859,000 and $3,633,000, respectively. The increase in cost of revenues was mainly due to the increase in the quantities of products sold during 2017.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $1,143,000 to $3,297,000 for the year ended December 31, 2017 compared to $2,154,000 for the year ended December 31, 2016. This increase was mainly due to increase in salaries, stock-based compensation expenses, clinical trial costs, and other development costs.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario Smart Diabetes Management Solution, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales, Marketing and Pre-production Costs

Our sales, marketing and pre-production costs increased by $2,968,000 to $7,707,000 for the year ended December 31, 2017 compared to $4,739,000 for the year ended December 31, 2016. This increase was mainly due to the increase in our expenses on digital marketing campaigns primarily in the U.S. and Australia.

Sales and marketing expenses consist mainly of payroll expenses, trade show expenses, customer support expenses and on-line marketing campaigns.

General and Administrative Expenses

Our general and administrative expenses increased by $1,348,000 to $4,726,000 for the year ended December 31, 2017 compared to $3,378,000 for the year ended December 31, 2016. The increase was mainly due to an increase in share based compensation expenses and consulting expenses, offset partially by a reduction other general and administrative expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance Income (expenses), net

Our finance expenses, net, increased by $1,538,000 to $1,324,000 for the year ended December 31, 2017 compared to $214,000 financing income for the year ended December 31, 2016. Finance expenses includes mainly the results of revaluation of warrants issued to investors, which were recorded as a liability and presented as fair value for each reporting period.

Net loss

Net loss for the year ended December 31, 2017 was $15,743,000. Net loss for the year ended December 31, 2016 was $10,887,000. The increase from 2016 was mainly due to the increase in our operating expenses and financing expenses resulting from revaluation of warrants issued to investors during 2016.

Net operating loss carryforwards

We had U.S. federal net operating loss carryforwards of approximately $7,187,000 at December 31, 2017. This loss carryforwards expire principally beginning in 2031 through 2035.

Our Israeli subsidiary has accumulated net operating losses for Israeli income tax purposes as of December 31, 2017 in the amount of approximately $40,369,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

In accordance with US GAAP, it is required that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount which is more likely than not to be realized. As a result, we recorded a valuation allowance with respect to our deferred tax asset. Under Sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation” (as defined in the Internal Revenue Code), there are annual limitations on the amount of the net operating loss and other deductions which are available to us.

Liquidity and Capital Resources

As of December 31, 2017, we had approximately $3,718,000 in cash and cash equivalents compared to $1,093,000 at December 31, 2016.

We have experienced cumulative losses of $70,958,000 from inception (August 11, 2011) through December 31, 2017, and have a stockholders’ equity of $3,941,000 at December 31, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $52,263,000 as of December 31, 2017.

On January 9, 2017, we commenced a private placement offering of up to $5,100,000 consisting of up to 1,821,437 shares of common stock and warrants to purchase up to 1,821,437 shares of common stock. The warrants are exercisable after the six month anniversary of each respective closing and will expire on the 5 year anniversary of their issuance. On January 9, 2017, we held the initial closing of the offering with a lead investor and an additional investor and issued and sold 1,113,922 shares of Common Stock and Warrants to purchase 1,113,922 shares of common stock for aggregate gross proceeds of approximately $3,119,000. On January 11, 2017, we entered into securities purchase agreements with 18 investors for the future issuance and sale of 707,515 shares of common stock and warrants to purchase 707,515 shares of common stock, provided that the issuance and sale of such securities shall only occur upon our obtaining stockholder approval, pursuant to Nasdaq rules. On March 9, 2017, following receipt of stockholder approval, we issued and sold 707,515 shares of common stock and warrants to purchase 707,515 shares of common stock to the 18 investors.

On March 31, 2017, we conducted a public offering, pursuant to which we issued 1,450,000 shares of common stock for aggregate gross consideration of $4,500,000.

Between August 16, 2017 and August 22, 2017, we executed securities purchase agreements with a total of 23 accredited and non-U.S. investors relating to two concurrent placement offerings of 483,333 shares of our common stock at a purchase price of $1.80 per share and 2,307,654 shares of our designated Series B Preferred Stock at a purchase price of $1.80 per share, for aggregate gross proceeds of approximately $5,000,000. The closing of the offering took place on August 22, 2017.

On February 28, 2018 and March 6, 2018, we closed two concurrent private placements offerings consisting of 2,262,269 shares of our common stock at $1.40 per share, 1,234,080 shares of our Series C Convertible Preferred Stock at $2.80 per share and warrants to purchase up to 3,784,351 shares of common stock for aggregate gross proceeds of approximately $6,623,000.

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

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into March 2019 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities absent material alterations in our business plans and our business might fail.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed, testing of our Dario Smart Diabetes Management Solution, (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario, Dario Engage and Dario Intelligence, (3) expenses which will be required in order to expand production of Dario, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially launch Dario, Dario Engage and Dario Intelligence in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2017	2016
	$	$
Cash used in operating activities:	(10,619,000)	(8,379,000)
Cash used in investing activities:	(219,000)	(947,000)
Cash provided by financing activities:	13,463,000	7,748,000
	2,625,000	(1,578,000)

Net cash used in operating activities

Net cash used in operating activities was $10,619,000 for the year ended December 31, 2017 compared to $8,379,000 used in operations for the same period in 2016. Cash used in operations increased mainly due to increase in our research and development expenses and in our sales and marketing activities in promoting our product sales.

Net cash used in investing activities

Net cash used in investing activities was $219,000 for the year ended December 31, 2016 compared to $947,000 for the year ended December 31, 2016. Cash used in investing activities decreased mainly due to lower investment in manufacturing facilities to support the increase in sales.

Net cash provided by financing activities

Net cash provided by financing activities was $13,463,000 for the year ended December 31, 2017 compared to $7,748,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we raised net proceeds in an amount of approximately $13,463,000, of which approximately $4,793,000 was raised through our August 2017 offering.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2017 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period (U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-5 years
Operating Lease Obligations	$1,302	$387	$915
Purchasing Obligations	665	665	-

Total contractual cash obligations	$1,967	$1,052	$915

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” Topic 606). This ASU provides a five-step approach to account for revenue arising from contracts with customers. The ASU requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revenue standard will be effective for the Company starting the first quarter of 2019. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a modified retrospective approach with a cumulative adjustment. We are currently in the process of determining the method of adoption and assessing the impact of ASU on our consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective from the first quarter of 2019 and early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed, to the extent applicable. The ASU also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. We adopted ASU 2017-09 on January 1, 2018 with no impact on our accounting and disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I of ASU No. 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU No. 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of ASU No. 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-1 through F-34 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2017, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

Item 9B.	Other Information

On March 15, 2018, Yossi Bahagon, a member of our Board of Directors and a member of our Nominating and Corporate Governance Committee, resigned from our Board of Directors, effective immediately. Mr. Bahagon did not advise us of any disagreement with us on any matter relating to our operations, policies or practices.

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

Name	Age	Position(s)
Erez Raphael	45	Chairman of the Board of Directors and Chief Executive Officer
Zvi Ben David	57	Chief Financial Officer, Treasurer and Secretary
Dror Bacher	43	Chief Operating Officer
Malcolm Hoenlein	74	Director
Dennis M. McGrath	61	Director
Prof. Richard B. Stone	75	Director
Rami Yehudiha	48	Director
Hila Karah	49	Director
Yalon Farhi	56	Director
Allen Kamer	47	Director

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

Dror Bacher has served as our Chief Operating Officer since July 25, 2017. Mr. Bacher previously served as our Vice President of Research and development as well as Vice President of Operations since 2013 where he worked on product development as well as building a scalable supply chain. Mr. Bacher has over 18 years of experience in various technological companies and his expertise includes product management, product development and business operations in multi disciplinary environments. Between 2008 and 2013, Mr. Bacher Served in several leadership roles at Amdocs Limited (NYSE:DOX), including working as a part of the Chief Technology Office, managing enterprise development. programs for a variety of software products associated with service delivery, as well as serving as head of process Prior to Amdocs, Mr. Bacher served in a senior role at Tower Semiconductor (Nasdaq:TSEM), the global specialty foundry leader for IC manufacturing, where he was responsible for business operations and commercialization expansion. Mr. Bacher holds a B.Sc. in computer science and an MBA degree from Haifa University.

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

Dennis M. McGrath has been a director of our company since November 12, 2013. Mr. McGrath is a seasoned medical device industry executive with extensive public company leadership experience possessing a broad range of skills in corporate finance, business development, corporate strategy, operations and administration. After an 18 year career at PhotoMedex, Inc. (Nasdaq: PHMD), he recently joined PAVmed, Inc (Nasdaq: PAVM, PAVMW) as the its Executive Vice President and Chief Financial Officer. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc. in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition to serving as a director of PhotoMedex, he serves as the audit chair and a director of several medical device companies, including Noninvasive Medical Technologies, Inc. and Cagent Vascular, LLC, and as an advisor to the board of an orphan drug company, Palvella Therapeutics, LLC. Formerly from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University. We believe Mr. McGrath is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies.

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

Under the terms of the Securities Purchase Agreement relating to our January 2017 Private Placement, our lead investor in the offering, OurCrowd Digital Health L.P., was given the right to appoint two members to our Board of Directors with such Board designees to serve on the Company’s Nominating and Corporate Governance Committee. Messrs. Kamer and Bahagon were appointed to our Board of Directors as nominees of OurCrowd. Mr. Bahagon resigned from our Board of Directors effective as of March 15, 2018. Such investor currently has the right to appoint one director to our Board of Directors.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Prof. Stone and Messrs. Kamer and Yehudiha. Prof. Stone is the Chairman of the Nominating and Corporate Governance Committee.

Under the terms of the Securities Purchase Agreement in our September 2014 Private Placement, we agreed to appoint two nominees of our lead investor, David Edery to the Nominating and Corporate Governance Committee. Mr. Yehudiha is the current nominee of Mr. Edery serving on this committee. In addition, under the terms of the Securities Purchase Agreement relating to our January 2017 Private Placement, our lead investor in the offering, OurCrowd Digital Health L.P., was given the right to appoint two members to our Board of Directors with such Board designees to serve on the Company’s Nominating and Corporate Governance Committee. Messrs. Kamer and Bahagon were appointed to our Board of Directors as nominees of OurCrowd. Mr. Bahagon resigned from our Board of Directors effective as of March 15, 2018. Such investor currently has the right to appoint one director to our Board of Directors.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Prof. Stone, Messrs. Hoenlein, Yehudiha, Kamer and McGrath and Ms. Karah are “independent directors” as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act.

Code of Ethics

On March 5, 2013, our Board of Directors adopted a Code of Business Conduct and Ethics and Insider Trading Policy. Our Code of Business Conduct and Ethics is available on our website at www.mydario.com under the Investors/Governance section.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except for the Form 3 filed by OurCrowd Digital Health L.P. on January 27, 2017 and the Form 3 filed by Shehnee Lawrence Farhi on February 14, 2018, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and ten percent beneficial owners were complied with.

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		Option Awards ($)**		Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)

Erez Raphael	2017	$146,679	(1)			$1,063,401	(3)	$389,406	(4)			$75,341		$1,674,827
(Chairman and Chief Executive Officer)	2016	$128,953	(1)	$100,000	(2)	$118,828	(3)					$72,642	(5)	$420,423

Zvi Ben David	2017	$131,136	(6)			$398,500	(7)	$86,559	(8)			$43,786		$659,981
(Chief Financial Officer)	2016	$110,978	(6)			$76,649	(7)					$32,279	(9)	$219,907

Dror Bacher	2017	$130,011	(10)			$304,970	(11)	$95,878	(12)			$59,254		$590,113
(Chief Operating Officer)	2016	$119,456	(10)			$27,048	(11)					$55,261	(13)	$201,765

*	Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2017, computed in accordance with the provisions of ASC 718 “Compensation - Stock Compensation”, or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.
(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016 his monthly salary was increased to NIS 80,000 (approximately $22,857 per month). During 2016 and 2017, Mr. Raphael agreed to a waiver of 42% and 45% respectively, of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(2)	On March 2016, Mr. Raphael was paid a bonus of $100,000 following the successful completion of the public offering.
(3)	On January 27, 2016, Mr. Raphael was granted 1,364 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2016. On June 23, 2016, Mr. Raphael was granted 7,089 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to June 2016, On August 1, 2016, Mr. Raphael was granted 7,688 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from July to September 2016, On January 10, 2017, Mr. Raphael was granted 11,205 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2016. On January 30, 2017, Mr. Raphael was granted 11,381 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2017. On April 13, 2017, Mr. Raphael was granted 10,369 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to June 2017. On July 10, 2017, Mr. Raphael was granted 17,036 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from July to September 2017. On October 23, 2017, Mr. Raphael was granted 21,128 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2017. On January 30, 2017, Mr. Raphael was granted 227,616 shares of our common stock under our 2012 Equity Incentive Plan, and on April 20, 2017 Mr. Raphael was granted 50,000 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus for the 2016 achievements of the Company.
(4)	During 2017, Mr. Raphael was granted 143,164 options to purchase shares of our common stock. The balance shall vest in twelve equal quarterly installments from the grant date during a three-year period. We may grant Mr. Raphael additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(5)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(6)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,914) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $11,142) per month, and commencing April 1, 2016 his monthly salary was updated to NIS 60,000 (approximately $17,142). During 2016 and 2017, Mr. Ben David agreed to a waiver of 35.2% and 35.0% respectively of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(7)	On January 27, 2016, Mr. Ben David was granted 1,736 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2016.

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

On January 30, 2017, Mr. Ben David was granted 6,639 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2017. On April 13, 2017, Mr. Ben David was granted 6,049 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to June 2017. On July 10, 2017, Mr. Ben David was granted 9,938 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from July to September 2017. On October 23, 2017, Mr. Ben David was granted 12,325 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2017. On January 30, 2017, Mr. Ben David was granted 74,896 shares of our common stock under our 2012 Equity Incentive Plan, and on April 20, 2017 Mr. Ben David was granted 20,000 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus for the 2016 achievements of the Company

(8)	During 2017, Mr. Ben David was granted 31,823 options to purchase shares of our common stock. The balance shall vest in twelve equal quarterly installments from the grant date during a three-year period. We may grant Mr. Ben David additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(9)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.
(10)	In accordance with his second amendment to the employment agreement with our company effective April 2016, Mr. Bacher was entitled to a monthly salary of NIS 48,000 (approximately $13,714 per month), Commencing July 1, 2017, Mr. Dror was appointed as our Chief Operating Officer and his monthly salary was increased to NIS 55,000 (approximately $15,714 per month). During 2017, Mr. Bacher agreed to a waiver of 24% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below)
(11)	On January 30, 2017, Mr. Bacher was granted 2,845 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from January to March 2017. On April 13, 2017, Mr. Bacher was granted 2,592 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from April to June 2017. On July 10, 2017, Mr. Bacher was granted 7,572 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from July to September 2017. On October 23, 2017, Mr. Bacher was granted 9,390 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash salary for the period from October to December 2017. On January 30, 2017 Mr. Bacher was granted 49,745 shares of our common stock under our 2012 Equity Incentive Plan, on April 20, 2017 Mr. Bacher was granted 20,000 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus for the 2016 achievements of the Company, on July 25, 2017 Mr. Bacher was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan, upon his promotion to COO of the Company, and on October 23, 2017 Mr. Bacher was granted 8,080 shares of our common stock under our 2012 Equity Incentive Plan as a bonus for getting FDA clearance for certain Android smart phone devices in the U.S..
(12)	During January 2017, Mr. Bacher was granted 27,492 options to purchase shares of our common stock which will vest in twelve equal quarterly installments over a three-year period from the grant date. During July 2017, Mr. Bacher was granted 10,000 options to purchase shares of our common stock which will vest in twelve equal quarterly installments over a three-year period from the grant date. We may grant Mr. Bacher additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).
(13)	In addition to his salary, Mr. Bacher is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits as well as other social benefits under Israeli law are included as part of his “All Other Compensation”.

All compensation awarded to our executive officers was independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and Chairman of our Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 80,000 (approximately $22,857 per month). During 2016 and 2017, Mr. Raphael agreed to a waiver of 42% and 45% respectively of his cash salary according to our salary program pursuant to which Mr. Raphael received compensation shares of restricted common stock as consideration for cash salary waived.

On July 25, 2017, we, through our Israeli subsidiary, LabStyle Innovation Ltd., executed an Amended and Restated Employment Agreement with Mr. Raphael. Pursuant to the agreement, Mr. Raphael kept his monthly salary and shall be eligible for an annual bonus equal to up to 60% of his annual base salary. Mr. Raphael’s employment agreement expires on December 31, 2020. In the event Mr. Raphael’s employment agreement is terminated by us at will, by Mr. Raphael for good reason as provided thereby, or in conjunction with a change of control, Mr. Raphael shall be entitled to receive 24 months base salary and severance payment pursuant to applicable Israeli severance law, provided, however that in the event such termination occurs during the final year of the term, or within the last 6 months of a renewal period of the term, Mr. Raphael shall be entitled to receive 12 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Raphael will only be entitled to severance payment under applicable Israeli severance law. Mr. Raphael’s employment agreement also includes a one year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of the agreement, Mr. Raphael is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances.

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

On January 30, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 11,381 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $36,444 salary otherwise payable to Mr. Raphael from January to March 2017.

On April 13, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 10,369 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $37,953 salary otherwise payable to Mr. Raphael from April to June 2017.

On July 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 17,036 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $39,389 salary otherwise payable to Mr. Raphael from July to September 2017.

On October 23, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 21,128 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $39,222 salary otherwise payable to Mr. Raphael from October to December 2017.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,914) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $11,142). Commencing April 1, 2016 Mr. Ben David’s Salary was updated to NIS 60,000 (approximately $17,142) per month. During 2016 and 2017, Mr. Ben David agreed to a waiver of 35.2% and 35.0% respectively of his cash salary according to our salary program pursuant to which Mr. Ben David received compensation shares of restricted common stock as consideration for cash salary waived.

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

On January 30, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 6,639 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $21,259 salary otherwise payable to Mr. Ben David from January to March 2017.

On April 13, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 6,049 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $ $22,139 salary otherwise payable to Mr. Ben David from April to June 2017.

On July 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 9,938 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $22,977 salary otherwise payable to Mr. Ben David from July to September 2017.

On October 23, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 12,325 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $22,879 salary otherwise payable to Mr. Ben David from October to December 2017.

Dror Bacher, Chief Operating Officer – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an employment agreement with Mr. Bacher, pursuant to which Mr. Bacher receives an annual base salary of NIS 55,000 (approximately $15,714), effective as of July 2017. Pursuant to Mr. Bacher’s existing personal employment agreement as amended, either we or Mr. Bacher may terminate his employment agreement upon thirty days notice, provided, however, that in the event of a termination for cause, Mr. Bacher’s employment may be terminated immediately. Mr. Bacher’s employment agreement also includes a twelve (12) month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of Mr. Bacher’s employment agreement, Mr. Bacher is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life and disability insurance and car and mobile phone allowances. In addition, in conjunction with his appointment as Chief Operating Officer, we issued Mr. Bacher 10,000 shares of common stock, and 10,000 options that will vest in 12 equal quarterly installments over a three-year period with an exercise price of $2.46 per share, all issued pursuant to the Registrant’s Amended and Restated 2012 Equity Incentive Plan.

During the fiscal year ended December 31, 2017, Mr. Bacher agreed to waive approximately 24% of his cash salary pursuant to our shares for salary program and its 2012 Equity Incentive Plan, and as a result Mr. Bacher received shares of common stock in lieu of a portion of his annual cash salary.

On January 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 2,801 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $8,990 salary otherwise payable to Mr. Bacher from October to December 2016.

On January 30, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 2,845 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $9,111 salary otherwise payable to Mr. Bacher from January to March 2017.

On April 13, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 2,592 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $9,488 salary otherwise payable to Mr. Bacher from April to June 2017.

On July 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 7,572 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $17,506 salary otherwise payable to Mr. Bacher from July to September 2017.

On October 23, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 9,390 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $17,432 salary otherwise payable to Mr. Bacher from October to December 2017.

On October 23, 2017, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 8,080 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $15,000 of a cash bonus otherwise payable to Mr. Bacher for his efforts in obtaining FDA clearance for certain Android smart phone devices in the U.S.

Outstanding Equity Awards at December 31, 2017

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Erez Raphael	2,001	-		-	$121,50	March 14, 2023
(Chairman and Chief Executive Officer)	223	-		-	$270.00	June 5, 2023
	3,334	-		-	$240.30	August 28, 2023
	889	-		-	$166.50	January 6, 2024
	4,667	-		-	$88.20	July 6, 2024
	168,904	-		-	$5.76	September 3, 2021
	35,790	107,374	(1)	-	$3.202	January 30, 2023

Zvi Ben David	43,073	-		-	$5.76	September 3, 2021
(Chief Financial Officer, Secretary and Treasurer)	7,955	23,868	(1)	-	$3.202	January 30, 2023

Dror Bacher	1,334	-		-	$166.50	January 6, 2024
(Chief Operating Officer)	1,334	-		-	$88.20	July 6, 2024
	25,338	-		-	$5.76	September 3, 2021
	6,389	3,195	(1)	-	$7.02	December 17, 2021
	6,873	20,619	(1)	-	$3.202	January 30, 2023
	834	9,166	(1)	-	$2.46	July 25, 2023

Total Option Shares	308,938	164,222		-	$-	-

(1)	Vests in 12 equal quarterly installments over a three-year period.

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

On January 10, 2017, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 6,388 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $20,500 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from July 1, 2016 to December 31, 2016. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Farhi of 4,544 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $14,583.33 in fees otherwise payable to Mr. Farhi for the period June 1, 2016 to December 31, 2016.

On January 30, 2017, the Compensation Committee of our Board of Directors approved a grant of an aggregate of 111,242 options to our non-employee directors. These options have an exercise price of $3.202 per share. The options shall vest in 12 quarterly installments over a three-year period from the grant date.

On April 13, 2017, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 2,800 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from January 1, 2017 to March 31, 2017. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Farhi of 1,708 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi for the period January 1, 2017 to March 31, 2017. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Kamer and Mr. Bahagon of 569 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $2,083.33 in fees otherwise payable to each of Mr. Kamer and Mr. Bahagon for the period March 1, 2017 to March 31, 2017.

On July 9, 2017, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 4,433 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from April 1, 2017 to June 30, 2017. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Bahagon of 2,703 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer and Mr. Bahagon for the period April 1, 2017 to June 30, 2017.

On October 23, 2017, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 5,521 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from July 1, 2017 to September 30, 2017. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Bahagon of 3,367 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer and Mr. Bahagon for the period July 1, 2017 to September 30, 2017.

On January 4, 2018, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 6,531 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from October 1, 2017 to December 31, 2017. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Bahagon of 3,983 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer and Mr. Bahagon for the period October 1, 2017 to December 31, 2017.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2017:

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards		Option Awards ($)*		Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation ($)	Total ($)
Malcolm Hoenlein	2017	$-	$41,000	(1)	$28,813	(2)	$-	$-	$-	$69,813

Dennis McGrath	2017	$-	$41,000	(3)	$28,813	(4)	$-	$-	$-	$69,813

Prof. Richard B. Stone	2017	$-	$41,000	(5)	$28,813	(6)	$-	$-	$-	$69,813

Rami Yehudiha	2017	$-	$41,000	(7)	$28,813	(8)	$-	$-	$-	$69,813

Yalon Farhi	2017	$-	$25,000	(9)	$56,173	(10)	$-	$-	$-	$81,173

Hila Karah	2017	$-	$41,000	(11)	$28,813	(12)	$-	$-	$-	$69,813

Allen Kamer	2017	$-	$20,833.33	(13)	$-	(14)	$-	$-	$-	$20,833.33

Yossi Bahagon(17)	2017	$-	$20,833.33	(15)	$-	(16)	$-	$-	$-	$20,833.33

*	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2017, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	40,496 stock awards are outstanding as of December 31, 2017.
(2)	35,653 option awards are outstanding as of December 31, 2017.
(3)	33,148 stock awards are outstanding as of December 31, 2017.
(4)	33,152 option awards are outstanding as of December 31, 2017.
(5)	33,104 stock awards are outstanding as of December 31, 2017.
(6)	32,874 option awards are outstanding as of December 31, 2017.
(7)	31,857 stock awards are outstanding as of December 31, 2017.
(8)	31,207 option awards are outstanding as of December 31, 2017.
(9)	12,322 stock awards are outstanding as of December 31, 2017.
(10)	31,207 option awards are outstanding as of December 31, 2017.
(11)	35,745 stock awards are outstanding as of December 31, 2017.
(12)	31,207 option awards are outstanding as of December 31, 2017.
(13)	6,639 stock awards are outstanding as of December 31, 2017.
(14)	No option awards are outstanding as of December 31, 2017.
(15)	6,639 stock awards are outstanding as of December 31, 2017.
(16)	No option awards are outstanding as of December 31, 2017.

(17)	Mr. Bahagon resigned from our Board of Directors effective as of March 15, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2018 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o DarioHealth Corp., 8 HaToKhen Street, Caesarea North Industrial Park, 3088900, Israel.

		Percent of
	Shares of Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	1,894,715	11.2%
Zvi Ben David (3)	630,410	3.8%
Dror Bacher	187,554	1.1%
Malcolm Hoenlein (4)	72,008	*
Dennis M. McGrath (5)	62,159	*
Prof. Richard B. Stone (6)	232,283	1.4%
Rami Yehudiha (7)	58,923	*
Hila Karah (8)	62,811	*
Yalon Farhi(9)	26,707	*
Allen Kamer(10) (12)	1,399,511	8.5%
All Executive Officers and Directors as a group (10 persons)	4,627,081	27.7%
5% Stockholders
OurCrowd Digital Health L.P.(11)	1,388,889	8.4%
Agate JT Healthcare Fund L.P.(12)	1,428,571	8.7%
Shmuel Farhi (13)	1,263,353	7.5%
Shehnee Lawrence Farhi(14)	1,550,975	9.3%

*	Less than 1%.

(1)	Percentage ownership is based on 16,447,914 shares of our common stock outstanding as of March 16, 2018 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the such date.
(2)	Includes 227,739 vested options and 1,112 warrants to purchase Common Stock. Excludes 95,443 options which are not vested. Also includes 757,509 shares of our Common Stock and 256,387 warrants to purchase Common Stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 7 B'Chshvan St No. 8, Ramat HaSharon, Israel.
(3)	Includes 53,680 vested options to purchase common stock and 131,946 warrants to purchase common stock. Excludes 21,216 options which are not vested. Includes 9,018 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(4)	Includes 24,981 vested options to purchase common stock. Excludes 10,672 options which are not vested.
(5)	Includes 22,480 vested options to purchase common stock. Excludes 10,672 options which are not vested.
(6)	Includes 36,112 warrants to purchase common stock, and 22,202 vested options to purchase common stock. Excludes 10,672 options which are not vested.
(7)	Includes 20,535 vested options to purchase common stock. Excludes 10,672 options which are not vested.
(8)	Includes 20,535 vested options to purchase common stock. Excludes 10,672 options which are not vested.
(9)	Includes 10,402 vested options to purchase common stock. Excludes 20,805 options which are not vested.
(10)	Mr. Kamer is a Managing Partner of OurCrowd Digital Health L.P. and therefore the securities held by OurCrowd Digital Health L.P. may be deemed to be beneficially owned by Mr. Kamer. Mr. Kamer disclaims beneficial ownership of the securities owned by OurCrowd Digital Health L.P. except to the extent of his pecuniary interest therein.

(11)	Based solely on information contained in the filed Schedule 13G filed with the SEC on January 27, 2017, reporting beneficial ownership of OurCrowd Digital Health L.P., and on the exchange agreement signed between the Company and OurCrowd Digital Health L.P. on November 13, 2017. The address of OurCrowd Digital Health L.P is 28 Hebron Rd., Jerusalem 918001, Israel.
(12)	Based on the Securities Purchase Agreement executed by and between Agate JT Healthcare Fund L.P. and the Company dated February 28, 2018.
(13)	Based on information contained in the filed Schedule 13D filed with the SEC on October 10, 2017, reporting beneficial ownership of Mr. Shmuel Farhi. Includes 305,557 warrants to purchase Common Stock issued to Mr. Shmuel Farhi. Mr. Shmuel Farhi’s address is 484 Richmond St., London, England, N6A 3E6.
(14)	Based on information contained in the filed Schedule 13G filed with the SEC on February 14, 2018, reporting beneficial ownership of Ms. Farhi and on the Securities Purchase Agreement executed by and between Ms. Farhi and the company on March 6, 2018. Includes 195,689 warrants to purchase Common Stock issued to Ms. Farhi. Ms. Farhi’s address is 413 Grangeover Crt., London, Ontario, Canada

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

January 2017 Private Placement

On January 9, 2017, we held the initial closing of our private placement offering with OurCrowd Digital Health L.P., the lead investor, and an additional investor, and issued and sold an aggregate of 1,113,922 shares of common stock and warrants to purchase 1,113,922 shares of our common stock. Pursuant to the terms of the securities purchase agreement with OurCrowd Digital Health L.P., we granted OurCrowd Digital Health L.P. the right to nominate two individuals to the our Board of Directors for so long as the investor holds 13% and 5% of our outstanding shares of our common stock. We further agreed to permit such designees to serve on our Nominating and Corporate Governance Committee. In addition, we granted OurCrowd Digital Health L.P. the right, for a two year period, to participate in future securities offerings of the Company. On February 28, 2017, OurCrowd Digital Health L.P. appointed Allen Kamer and Yossi Bahagon to serve on our Board of Directors as well as appointed each of Messrs. Kamer and Bahagon to serve on our Nominating and Corporate Governance Committee. Such investor no longer holds in excess of 13% of our outstanding shares of common stock and currently has the right to appoint one director to our Board of Directors. Mr. Bahagon resigned from our Board of Directors effective as of March 15, 2018.

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

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2017 and December 31, 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2017	December 31, 2016
Audit Fees	$86,000	$83,000
Audited Related Fees	$-	$-
Tax Fees (1)	$12,000	$16,000
All Other Fees (2)	$56,000	$55,000
Total	$154,000	$154,000

(1)	Consists of fees relating to our tax compliance and tax planning.

(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended (19)
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (2)
3.3	Bylaws (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company (25)
3.5	Certificate of Correction to the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company (25)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Company (27)
4.1	Form of Warrant issued to investors in the Company’s 2011-2012 Private Placement (3)
4.2	Warrant for shares of common stock issued to Spencer Trask Ventures, Inc. (3)
4.3	Warrant for shares of common stock issued to Spencer Trask Ventures, Inc. (3)
4.4	Form of Warrant issued to investors in the Company’s August 2012 Private Placement (3)
4.5	Form of Finder Warrant issued in connection with the Company’s October 2012 Private Placement (3)
4.6	Form of Warrant issued to investors in the Company’s May 2013 Private Placement (4)
4.7	Registration Rights Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (5)
4.8	Form of Warrant issued to investors in the Company’s September 2014 Private Placement (6)
4.9	Registration Rights Agreement, dated as of September 24, 2014, by and among the Company and the Purchasers named therein in connection with the Company’s September 2014 Private Placement (6)
4.10	Form of Series A Warrant issued to investors in the Company’s February 2015 Private Placement (14)
4.11	Form of Series B Warrant issued to investors in the Company’s February 2015 Private Placement (14)
4.12	Registration Rights Agreement, dated as of February 25, 2015, by and among the Company and the Purchasers named therein in connection with the Company’s February 2015 Private Placement (14)
4.13	Form of Warrant issued in connection with warrant exercise and replacement agreement (15)
4.14	Form of Series A Warrant issued to investors in the Company’s July 2015 Private Placement (1)
4.15	Form of Series B Warrant issued to investors in the Company’s July 2015 Private Placement (1)
4.16	Form of placement agent common stock warrant issued in the Company’s July 2015 Private Placement (1)
4.17	Form of placement agent Series A warrant issued in the Company’s July 2015 Private Placement (1)
4.18	Form of placement agent Series B warrant issued in the Company’s July 2015 Private Placement (1)
4.19	Form of Warrant issued in connection with warrant replacement agreement (18)
4.20	Form of Series A Warrant issued to investors in the Company’s November 2015 Private Placement (18)
4.21	Form of Series B Warrant issued to investors in the Company’s November 2015 Private Placement (18)
4.22	Form of Warrant issued to investors in the Company’s December 2015 Private Placement (7)
4.23	Warrant Agent Agreement, dated as of March 8, 2016, between LabStyle Innovations Corp. and VStock Transfer, LLC (21)
4.24	Form of Representatives’ Warrant (21)
4.25	Form of Series A Warrant (21)

4.26	Warrant dated January 9, 2017 issued to OurCrowd Digital Health L.P. (22)
4.27	Form of Warrant issued in January 2017 Private Placement (22)
4.28	Form of Representatives’ Warrant (23)
4.29	Form of Warrant (27)
10.1	Employment Agreement, dated October 11, 2012, between LabStyle Israel and Erez Raphael+ (8)
10.2	Amendment to Employment Agreement, dated April 1, 2013, between LabStyle Israel and Erez Raphael+ (8)
10.3	Amendment to Employment Agreement, dated August 30, 2013, between LabStyle Israel and Erez Raphael+ (8)
10.4	Form of Securities Purchase Agreement for the Company’s August 2012 Private Placement (3)
10.5	Addendum to Securities Purchase Agreement, dated February 11, 2013, for the Company’s August 2012 Private Placement (9)
10.6	Form of Subscription Agreement for the Company’s October 2012 private placement (3)
10.7	Distribution Agreement, dated April 25, 2013, by and between the Labstyle Innovation Ltd. and Farla Medical Limited (10)
10.8	Form of Subscription Agreement for the Company’s May 2013 Private Placement (4)
10.9	Securities Purchase Agreement, dated as of February 12, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (5)
10.10	Amendment, dated as of March 20, 2014, by and among the Company and the Buyers named therein in connection with the Company’s February 2014 Private Placement (11)
10.11	Form of Amendment and Exchange Agreement, dated August 15, 2014, entered into between the Company and the several investors in the Company’s February 2014 Private Placement (12)
10.12	Securities Purchase Agreement, dated as of September 24, 2014, by and among the Company and the Purchaser named therein in connection with the Company’s September 2014 Private Placement (2)
10.13	Personal Employment Agreement, dated January 8, 2015, between the Company and Zvi Ben David+ (13)
10.14	Securities Purchase Agreement, dated as of February 25, 2015, by and among the Company and the Purchaser named therein in connection with the Company’s February 2015 Private Placement (14)
10.15	Form of Warrant Exercise and Replacement Agreement (15)
10.16	Amended and Restated 2012 Equity Incentive Plan of the Company+(16)
10.20	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s July 2015 Private Placement (1)
10.21	Form of Warrant Replacement Agreement (17)
10.22	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s November 2015 Private Placement (18)
10.23	Form of Securities Purchase Agreement by and among the Company and the Purchasers named therein in connection with the Company’s December 2015 Private Placement(7)
10.24	Agreement between the Company, Dicilyon Consulting and Investment Ltd. and David Edery, dated August 10, 2016 (19)
10.25	Form of Warrant Amendment Agreement (20)
10.26	Form of Securities Purchase Agreement for March 2016 Private Placement (21)
10.27	Securities Purchase Agreement between the Company and OurCrowd Digital Health L.P., dated January 9, 2017 (22)
10.28	Form of Registration Rights Agreement by and between the Company and OurCrowd in connection with the Company’s January 2017 Private Placement (22)
10.29	Securities Purchase Agreement between the Company and Shmuel Farhi, dated January 9, 2017 (22)
10.30	Form of Securities Purchase Agreement by and between the Company and the Purchasers named therein in connection with the Company’s January 2017 Private Placement (26)
10.31	Form of Registration Rights Agreement by and between the Company and the Purchasers named therein in connection with the Company’s January 2017 Private Placement (26)
10.32	Amended and Restated Employment Agreement, dated as of July 25, 2017, between Erez Raphael and LabStyle Innovation Ltd. + (24)
10.33	Employment Agreement, dated as of September 22, 2013, and as amended on August 1, 2014, April 27, 2015 and May 1, 2016, between Dror Bacher and Labstyle Innovation Ltd. + (24)
10.34	Form of Securities Purchase Agreement for the purchase of shares of Common Stock (25)
10.35	Form of Securities Purchase Agreement for the purchase of shares of Preferred Stock (25)
10.36	Form of Securities Purchase Agreement for the purchase of shares of Common Stock*
10.37	Form of Securities Purchase Agreement for the purchase of shares of Series C Convertible Preferred and/or Common Stock*

21.1	List of Subsidiaries of the Company (7)
23.1	Consent of Kost Forer Gabbay and Kaiserer*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**
101	Interactive Data File (XBRL)*

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2014.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 16, 2013.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2013.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 24, 2014.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 8, 2016.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2013.
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 12, 2013.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2013.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 20, 2014.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2015.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2015.
(16)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 19, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2015.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2016.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2016.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2016.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 10, 2017.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2017.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017.
(26)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14-A filed with the Securities and Exchange Commission on February 13, 2017.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2018.

Item 16.	Form 10-K Summary.

None.

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

Person	Capacity	Date

/s/ Erez Raphael	President, Chief Executive Officer and	March 19, 2018
Erez Raphael	Chairman of the Board (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 19, 2018
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Richard B. Stone	Director	March 19, 2018
Richard B. Stone

Director
Malcolm Hoenlein

/s/ Rami Yehudiha	Director	March 19, 2018
Rami Yehudiha

/s/ Dennis M. McGrath	Director	March 19, 2018
Dennis M. McGrath

/s/ Hila Karah	Director	March 19, 2018
Hila Karah

/s/ Allen Kamer	Director	March 19, 2018
Allen Kamer

/s/ Yalon Farhi	Director	March 19, 2018
Yalon Farhi

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road. Tel-Aviv 6492102, Israel Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DarioHealth Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. (the "Company") and its subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company and its subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company‘s auditor since 2012.

Tel-Aviv, Israel
March 19, 2018

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,718	$1,093
Short-term bank deposits	258	225
Trade receivables	282	226
Inventories	1,184	888
Other accounts receivable and prepaid expenses	604	504

Total current assets	6,046	2,936

LEASE DEPOSITS	42	35

PROPERTY AND EQUIPMENT, NET	869	901

Total assets	$6,957	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except stock and stock data)

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$1,852	$1,812
Other accounts payable and accrued expenses	1,163	1,113

Total current liabilities	3,015	2,925

LIABILITY RELATED TO WARRANTS	1	7,488

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at December 31, 2017 and 2016; Issued and Outstanding: 14,074,238 and 5,713,383 shares at December 31, 2017 and 2016, respectively	7	6
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at December 31, 2017 and 2016; Issued and Outstanding: None at December 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	74,892	48,413
Accumulated deficit	(70,958)	(54,960)

Total stockholders' equity (deficiency)	3,941	(6,541)

Total liabilities and stockholders' equity (deficiency)	$6,957	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except stock and stock data)

	Year ended December 31,
	2017	2016

Revenues	$5,170	$2,803
Cost of revenues	3,859	3,364
Impairment of production line	-	269

Gross profit (loss)	1,311	(830)

Operating expenses:
Research and development	$3,297	$2,154
Sales and marketing	7,707	4,739
General and administrative	4,726	3,378

Total operating expenses	15,730	10,271

Operating loss	14,419	11,101

Financial expenses (income), net:
Revaluation of warrants	1,168	(260)
Other financial expense, net	156	46

Total financial expenses (income), net	1,324	(214)

Net loss	$15,743	$10,887

Deemed dividend	255	710

Net loss attributable to holders of Common Stock	$15,998	$11,607

Net loss per share:

Basic and diluted loss per share	$1.64	$2.09
Weighted average number of Common Stock used in computing basic and diluted net loss per share	9,628,256	5,202,974

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except stock and stock data)

	Common Stock		Preferred Stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount		capital	deficit	(deficiency)

Balance as of December 31, 2015	2,911,788	$5	-		$-	$41,769	$(43,354)	$(1,580)
Issuance of Common Stock in March 2016 Public Offering, net of issuance cost	1,333,333	1	-		-	1,571	-	1,572
Issuance of Common Stock in March 2016 Private Placement, net of issuance cost	599,999	*) -	-		-	828	-	828
Issuance of Common Stock in January 2016 to service provider	5,556	*) -	-		-	37	-	37
Payment for executives, employee and directors under Salary Program	57,910	*) -	-		-	310	-	310
Issuance of Common Stock in March 2016 to officer	20,000	*) -	-		-	86	-	86
Exercise of warrants into Common Stock, net of issuance cost	77,019	*) -	-		-	210	-	210
Exercise of non-plan options	84,106	*) -	-		-	*) -	-	*) -
Deemed dividend related to Series A Preferred Stock exchange agreement into Common Stock in March 2016	124,737	-	-		-	455	(455)	-
Deemed dividend related to extension of July 2015 Series A warrants in July 2016	-	-	-		-	265	(265)	-
Conversion of Series A Preferred Stock into Common Stock	498,935	*) -	-		-	2,277	-	2,277
Stock-based compensation	-	-	-		-	605	-	605
Net loss	-	-	-		-	-	(10,887)	(10,887)

Balance as of December 31, 2016	5,713,383	6	-		-	48,413	(54,960)	(6,541)
Issuance of Common Stock in January 2017 Private Placement, net of issuance cost	1,113,922	*) -	-		-	2,936	-	2,936
Payment for executives and directors under Stock for Salary Program	271,880	*) -	-		-	707	-	707
Issuance of Common Stock to Employees	474,880	*) -	-		-	1,514	-	1,514
Issuance of Common Stock to consultants and service provider	281,681	*) -	-		-	874	-	874
Issuance of Common Stock in March 2017 Private Placement, net of issuance cost	707,515	*) -	-		-	1,878	-	1,878
Reclassification of warrants from liability to equity on March 8, 2017	-	-	-		-	8,655	-	8,655
Issuance of Common Stock in April 2017 Public offering, net of issuance cost	1,450,000	1	-		-	3,854	-	3,855
Exercise of options	91,855	*) -	-		-	*) -	-	*) -
Issuance of Common Stock in August 2017 Private Placement, net of issuance cost	483,333	*) -	-		-	801	-	801
Issuance of Preferred Stock in August 2017 Private placement, net of issuance cost	-	-	2,307,654		*) -	3,711	-	3,711
Issuance of Common stock in November 2017 warrant exchange agreement	1,039,676	*) -	-		-	-	-	*) -
Conversion of Preferred Stock to Common Stock	2,307,654	*) -	(2,307,654)		*) -	-	-	-
Deemed dividend related to Stock dividend	138,459	*) -	-		-	255	(255)	-
Stock-based compensation	-	-	-		-	1,294	-	1,294
Net loss	-	-	-		-	-	(15,743)	(15,743)

Balance as of December 31, 2017	14,074,238	$7	-	$	*) -	$74,892	$(70,958)	$3,941

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,743)	$(10,887)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	3,824	1,038
Depreciation	195	387
Write-off of a production line	-	269
Decrease (increase) in trade receivables	(56)	(226)
Increase (decrease) in deferred revenues	-	(31)
Decrease (increase) in other accounts receivable and prepaid expenses	(99)	406
Increase in inventories	(295)	(287)
Increase in trade payables	39	834
Increase in other accounts payable and accrued expenses	334	378
Change in the fair value of warrants to purchase shares of Common Stock	1,168	(260)
Revaluation of short-term bank deposits	(17)
Loss from disposal of fixed assets	31	-

Net cash used in operating activities	(10,619)	(8,379)

Cash flows from investing activities:
Investment in short-term bank deposits	(17)	(145)
Investment in lease deposit, net	(7)	6
Purchase of property and equipment	(195)	(808)

Net cash used in investing activities	(219)	(947)

Cash flows from financing activities:
Proceeds from issuance of shares and warrants, net of issuance cost	13,463	7,538
Proceeds from exercise of warrants	*) -	210

Net cash provided by financing activities	13,463	7,748

Increase (decrease) in cash and cash equivalents	2,625	(1,578)
Cash and cash equivalents at beginning of year	1,093	2,671

Cash and cash equivalents at end of year	$3,718	$1,093

Non-cash investing and financing activities:

Conversion of Series A Preferred Stock to Common stock	$-	$2,277

Reclassification of warrants from liability to equity	$8,655	$-

Payment for executives and directors under Salary Program	$183	$154

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (the "Company") was incorporated in Delaware and commenced operations on August 11, 2011. In July 2016, the Company’s Board of Directors approved the change of the Company's name to DarioHealth Corp., which became effective on July 28, 2016. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company's flagship product, Dario™, also referred to as the Dario™ Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which is called the Dario™ Smart Meter.

b.	The Company's wholly owned subsidiary, LabStyle Innovation Ltd. ("Ltd." or "Subsidiary"), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company ("LabStyle US"), which was established in 2014, however it has not started its operations to date and was dissolved by the end of 2017.

c.	During the year ended December 31, 2017, the Company incurred recurring operating losses and negative cash flows from operating activities amounting to $14,419 and $10,619, respectively. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales (see also Note 12). There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into March 2019.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	In December 2015, the United States Food and Drug Administration ("FDA") granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL (Cont.)

e.	On February 17, 2016, the Company’s Board of Directors approved a reverse split in a ratio of one-to-eighteen (the "2016 Reverse Split"). The 2016 Reverse Split was implemented on February 26, 2016. The amount of authorized Common Stock as well as the par value for the Common Stock were not affected. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.

f.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates:

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents.

e.	Short-term bank deposits:

Short-term bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the Company's rent and credit payments. The short-term bank deposits are denominated in NIS and bear interest at an average rate of 0.01% and 0.1% as of December 31, 2017 and 2016, respectively. The short-term bank deposits are presented at their cost, including accrued interest.

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

Total write-offs during the years ended December 31, 2017 and 2016 amounted to $190 and $315, respectively.

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

During the year ended December 31, 2016, the Company decided to cease the operation of one of its production lines and performed a recoverability test for such long-lived assets. Based on its analysis, the Company recorded a non-cash charge with respect to impairment of its production line in the amount of $269. This charge was recorded as a separate line in the consolidated statements of comprehensive loss for the year ended 2016.

Through December 31, 2017, no impairment was noted.

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

Revenue recognition (Cont.):

The Company derives revenues from the sale of its Dario Smart Meter and its related device-specific disposables test strip cartridges and lancets through independent distributors or directly to end users. The Dario software application is offered for a free download and the Company does not obtain a recurring hosting commitment towards the end users relating specifically to the application.

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

k.	Cost of revenues:

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

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2017 and 2016, a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

n.	Research and development costs:

Research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

o.	Warrants:

The Company accounts for certain warrants held by investors and the Company’s previous placement agent and its permitted designees which include priced-based anti-dilution protection or certain net settlement cash features as a liability according to the provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815"), which provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by using Black-Scholes-Merton option-pricing model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company's statement of comprehensive loss as financial income or expense.

p.	Accounting for stock-based compensation:

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical volatility of the Company. The expected option term represents the period that the Company's stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

q.	Fair value of financial instruments:

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

r.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year, plus dilutive potential Common Stock considered outstanding during the year, in accordance with ASC 260, "Earnings Per Share".

The total number of shares related to the outstanding warrants and options excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 1,434,924 and 3,208,430 for the year ended December 31, 2017 and 2016, respectively.

s.	Severance pay:

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

u.	Impact of recently issued accounting pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers" Topic 606). This ASU provides a five-step approach to account for revenue arising from contracts with customers. The ASU requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This revenue standard will be effective for the Company starting the first quarter of 2019. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a modified retrospective approach with a cumulative adjustment. The Company is in the process of determining the method of adoption and assessing the impact of ASU on the Company’s consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective from the first quarter of 2019 and early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Impact of recently issued accounting pronouncements (Cont.):

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. They will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense has not changed, to the extent applicable. The ASU also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. The Company adopted ASU 2017-09 on January 1, 2018 and it did not have an impact on its accounting and disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I of ASU No. 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU No. 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of ASU No. 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2017	2016

Prepaid expenses	$451	$440
Government authorities	153	64

	$604	$504

NOTE 4:-	INVENTORIES

	December 31,
	2017	2016

Raw materials	$323	$431
Finished products	861	457

	$1,184	$888

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2017	2016
Cost:

Computers and peripheral equipment	$285	$245
Office furniture and equipment	106	75
Production lines	814	814
Leasehold improvement	141	53

	1,346	1,187
Accumulated depreciation:

Computers and peripheral equipment	208	175
Office furniture and equipment	20	15
Production lines	246	92
Leasehold improvement	3	4

	477	286

Property and equipment, net	$869	$901

Depreciation expenses for the year ended December 31, 2017 and 2016 amounted to $195 and $387, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2017	2016

Employees and payroll accruals	$735	$491
Accrued expenses	428	622

	$1,163	$1,113

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The facilities and motor vehicles of the Company and its Subsidiary are leased under several operating lease agreements.

The Company is party to a lease agreement for its former U.S. headquarters facilities for a period of 1 year commencing February 1, 2016, and extended during 2017 until the end of March 2018. In December 2017, the Company signed a lease agreement for its U.S. headquarters facilities in New York.

Ltd. is party to a lease agreement in Israel for a period of 5 years starting from November 2017, and automatically renewed for additional 60 months.

Commencing November 13, 2011 and through the year ended 2020, Ltd. also entered into several motor vehicle lease agreements for a period of 36 months. As of December 31, 2017 the Company maintains 9 leased cars.

b.	As of December 31, 2017, the future minimum aggregate lease commitments under non-cancelable operating lease agreements are as follows:

As of ended December 31,	Facilities	Motor vehicles	Total

2018	$270	$117	$387
2019	223	72	295
2020	200	20	220
2021	200	-	200
2022	200	-	200
	$1,093	$209	$1,302

Facility and motor vehicle lease expenses for the year ended December 31, 2017 and 2016 were $301 and $280, respectively.

c.	As of December 31, 2017, Ltd. established guarantees to cover rent agreements and credit cards commitments that amounted to $127.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	TAXES ON INCOME

a.	The Company and Ltd. are separately taxed under the domestic tax laws of the state of incorporation of each entity. LabStyle US is a pass-through entity for U.S. income tax purposes.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law resulting in significant changes from previous tax law. Some of the more meaningful provisions which will effect the Company are:

•	A reduction in the U.S. federal corporate tax rate from 35% to 21%;
•	Limitation on the deduction of certain interest expenses;
•	Full expense deduction business capital expenditures;
•	Limitation on the utilization of NOL's arising after December 31, 2017; and
•	A system taxing foreign-sourced income from multinational corporations.

The Company has made a reasonable estimate for the measurement and accounting of certain effects of the TCJA which have been reflected in the consolidated financial statements for the year ended December 31, 2017. The items reflected as provisional amounts include:

A reduction in the U.S. federal corporate tax rate from 35% to 21%.

The TCJA is not expected to have an adverse material effect on the Company's consolidated financial statements for the year ended December 31, 2017.

b.	Tax rates applicable to Ltd.:

Corporate tax rate in Israel in 2016 was 25% and 2017 was 24%.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2017 in the amount of approximately $40,369. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2017, the Company had a U.S. federal net operating loss carryforward of approximately $7,187 that can be carried forward and offset against taxable income and that expires during the years 2031 to 2035. Utilization of U.S. loss carryforward may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of losses before utilization.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:

Net operating loss carry forward	$10,794	$9,944
Temporary differences	620	445

Deferred tax assets before valuation allowance	11,414	10,389
Valuation allowance	(11,414)	(10,389)

Net deferred tax asset	$-	$-

The deferred tax balances included in the financial statements as of December 31, 2017 are calculated according to the tax rates that were in effect as of the reporting date and do take into account the potential effects of the reduction in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2017 was an increase of $1,025 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

e.	Loss before taxes on income consists of the following:

	Year ended December 31,
	2017	2016

Domestic	$5,144	$3,972
Foreign	10,599	6,915

	$15,743	$10,887

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared in the discretion of the Company’s Board of Directors and to participate in the balance of the Company's assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them after giving effect to any rights of holders of preferred stock. Except for contractual rights of certain investors, the holders of Common Stock have no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.

b.	On September 23, 2014, the Company consummated the final closing of a private placement with existing and new institutional and accredited investors (the "September 2014 Private Placement") pursuant to which the Company raised $4,096 in net proceeds by issuance of aggregate 2,359 units which consist of 2,359 shares of newly designated Series A Convertible Preferred Stock (the "Series A Preferred Stock") which are convertible into up to an aggregate of 593,546 shares of Common Stock, and warrants to purchase 296,775 shares of Common Stock with an exercise price of $8.56 per share which is subject to a standard anti-dilution protection clause. Such warrants contain a net settlement cash feature and liquidated damages penalties and therefore accounted as a liability according to the provisions of ASC 815-40 “Contracts in entity's own equity”.

On February 18, 2016, the Company entered into a Preferred Stock Conversion Agreement (the "Preferred Stock Conversion Agreement") with the holders of the Series A Preferred Stock according to which the then currently outstanding 1,984 shares of the Series A Preferred Stock would be converted into 623,672 shares of Common Stock, reflecting an increase of 25% in the original number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock. Accordingly, in March 2016 the Company issued to the remaining Purchasers 623,672 shares of Common Stock and recorded an increase of $2,277 to additional paid in capital, net of issuance costs. The increase of 25% in the original number of shares of Common Stock issued to holders of the Series A Preferred Stock was accounted for as change in the conversion terms in the Company's 2016 financial statements and a deemed dividend in the amount of $455 was recorded to the Statement of Changes in Equity (Deficiency).

c.	On April 3, 2015, the Company's Board of Directors approved stock for salary program pursuant to which the Company will issue compensation shares of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

During the year ended December 31, 2017 and 2016, the Company issued 271,880 and 57,910, respectively, Compensation Shares to certain members of the Board of Directors and officers as consideration for a waiver of cash owed to such individuals amounting to $707 and $310, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

d.	On March 8, 2016, the Company closed a public offering (the “Public Offering”) of 1,333,333 shares of the Common Stock, at a purchase price of $4.50 per share, and 1,333,333 immediately exercisable five-year warrants (the “March 2016 Warrants”) each to purchase one share of Common Stock with an exercise price of $4.50 per share, at a purchase price of $0.01 per Warrant for a consideration of $5,038, net of issuance costs. Out of the above issuance, 111,112 shares of Common Stock were issued to the Chief Financial Officer of the Company for gross proceeds of $500.

The March 2016 Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Warrants is available. The March 2016 Warrant included an exercise price adjustment feature for a twelve months period from the issuance date that will adjust the warrant exercise price in case the Company will issue securities in a price lower than $4.50 per share and therefore accounted as a liability according to the provision of ASC 815-40 "Contracts in entity's own equity". Following January 2017 private placement, the exercise price of the warrant was adjusted to $4.34 per share.

In addition, the Company granted to the underwriters 200,000 additional shares of Common Stock and 200,000 warrants (the “Option Warrants”) each to purchase one share of Common Stock at a purchase price of $4.185 per Share and $0.0093 per Warrant. In connection with the Public Offering, the Company agreed to issue to the representatives of the underwriters’ five-year warrants (the “Representatives’ Warrants”) to purchase up to 143,333 shares of Common Stock. In connection with the Public Offering, the Representatives’ Warrants are exercisable at a per share exercise price equal to $5.625 per share of Common Stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the Representatives’ Warrants is available.

On March 3, 2016, concurrent with the Public Offering, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain existing shareholders (the “Investors”) with respect to the sale in a private placement (the “Private Offering”) of 555,555 of the Company’s units (the “Units”). The purchase price per Unit was $4.50 and the total consideration amounted to $2,500, net of issuance costs. Each Unit sold in the Private Offering is comprised of (i) one share of Common Stock, and (ii) one warrant to purchase 1.2 shares of Common Stock (the “2016 Series A Warrant”) which is immediately exercisable at an exercise price of $4.50 per share of Common Stock and expires 5 years from the date of issuance. In total, in the Private Offering, the Company issued 555,555 shares of Common Stock and 2016 Series A Warrants exercisable for an aggregate of 666,666 shares of Common Stock. The 2016 Series A Warrants are exercisable for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the 2016 Series A Warrants is available. The 2016 Series A Warrant included an exercise price adjustment feature for a twelve months period from the issuance date that will adjust the warrant exercise price in case the Company will issue securities in a price lower than $4.50 per share and therefore accounted as a liability according to the provision of ASC 815-40 "Contracts in entity's own equity". Following January 2017 private placement, the exercise price of the warrant was adjusted to $4.34 per share.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

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

On March 8, 2017, the March 2016 Warrant and 2016 Series A Warrant exercise price adjustment feature expired. The Company re-measured the warrant liability on March 8, 2017 and recorded financial expense from revaluation of the warrant in an amount of $1,066 and an amount of $7,644 was classified from liability to equity (see also Note 10).

e.	In March 2016, the Company's Board of Directors approved the issuance of 20,000 shares of Common Stock under the 2012 Equity Incentive Plan to an officer according to the Israeli sub-plan. Consequently, the Company recorded General and Administrative expenses amounting to $86.

f.	On July 23, 2015 and August 28, 2015, the Company completed two closings of a private placement (the “July 2015 Private Placement”). The Company issued in the July 2015 Private Placement series A warrants to purchase 261,677 shares of Common Stock (the “2015 Series A Warrants”). The 2015 Series A Warrants were immediately exercisable at an exercise price of $6.30 per share and expire 12 months from the closing date.

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

g.	On August 10, 2016, the Company entered into an agreement (the “Agreement”) with Dicilyon Consulting and Investment Ltd., an existing stockholder (the “Stockholder”), and David Edery, who previously purchased certain securities from the Company, which were granted certain registration right which required, among other things, the continued effectiveness of certain registration statements. In consideration of the Stockholder waiving its registration right with respect to the previously purchased securities, the Company agreed to issue to the Stockholder a warrant, or the Warrant, to purchase 300,000 shares of Common Stock at an exercise price of $4.50 per share exercisable for a period of 4.5 years from the date of the Agreement. In addition, the Company also agreed to register the shares of Common Stock underlying the Warrant. The Warrant is exercisable for cash or on a cashless basis if a registration statement covering the shares issuable upon exercise of the Warrants is unavailable. The Warrant included an exercise price adjustment feature for a seven months period from the issuance date that will adjust the warrant exercise price in case the Company will issue securities in a price lower than $4.50 per share and therefore accounted as a liability according to the provision of ASC 815-40 "Contracts in entity's own equity". As a result of the Agreement the Company recorded registration right waiver in the amount of $702 as financial expense, net in 2016. Following January 2017 private placement, the exercise price of the warrant was adjusted to $4.34 per share.

On March 8, 2017, the Warrant exercise price adjustment feature expired. The Company re-measured the warrant liability on March 8, 2017 and recorded financial expense from revaluation of the warrant in an amount of $141 and an amount of $1,011 was classified from liability to equity (see also Note 10).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

i.	On January 9, 2017, the Company commenced a private placement offering of up to $5,100 consisting of up to 1,821,437 shares of the Company's Common Stock and warrants to purchase up to 1,821,437 shares of Common Stock. The warrants are exercisable after the six-month anniversary of each respective closing and will expire on the 5-year anniversary of their issuance. On January 9, 2017, the Company held the initial closing of the offering with a lead investor and an additional investor and issued 1,113,922 shares of Common Stock and warrants to purchase 1,113,922 shares of Common Stock for aggregate gross proceeds of approximately $3,119 ($2,936 net of issuance expenses). On January 11, 2017, the Company entered into securities purchase agreements with certain investors for the future issuance and sale of 707,515 shares of Common Stock and warrants to purchase 707,515 shares of Common Stock, provided that the issuance and sale of such securities shall only occur upon obtaining stockholder approval, pursuant to Nasdaq rules. The Company's stockholders approved the issuance and sale of the securities on March 9, 2017 and the closing of the private placement offering, with aggregate gross proceeds of $1,981 ($1,878 net of issuance expenses), occurred on March 9, 2017.

j.	During 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 756,561 shares of Common Stock to officers, employees, service providers and consultants of the Company. 110,987 of these shares were issued to service provider in lieu of $298 owed in cash to them. The shares were issued under the 2012 Plan.

k.	On April 5, 2017, the Company closed a public offering (the "2017 Public Offering") of 1,450,000 shares of Common Stock, at a purchase price of $3.10 per share, for an aggregate consideration of $3,855, net of issuance costs. The shares were offered, issued and sold pursuant to a shelf registration statement filed with the Securities and Exchange Commission. In connection with the 2017 Public Offering, the Company agreed to issue to the representative of the underwriters' five-year warrants to purchase up to 36,250 shares of Common Stock at an exercise price equal to $3.875 per share of Common Stock for cash or on a cashless basis if no registration statement covering the resale of the shares issuable upon exercise of the warrants is available.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

l.

On August 22, 2017, the Company closed two concurrent private placements offerings consisting of 483,333 shares of the Company's Common Stock, and 2,307,654 shares of the Company's newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), for aggregate gross proceeds of approximately $5,024 ($4,793 net of issuance expenses). The shares of Series B Preferred Stock are convertible into an aggregate of 2,307,654 shares of Common Stock based on a conversion price of $1.80 per share. Such conversion price is not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series B Preferred Stock are not redeemable nor contingently redeemable. The holders of the Series B Preferred Stock were not entitled to convert such preferred stock into shares of the Company's Common Stock until the Company obtained stockholder approval for such issuance and upon obtaining such stockholder approval automatically converted into shares of Common Stock. In addition, the holders of the Series B Preferred Stock were entitled to a 6% fixed dividend, payable in shares of Common Stock, to be payable upon the automatic conversion of the Series B Preferred Stock. The holders of the Series B Preferred Stock do not possess any voting rights but the Series B Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series B Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis.

Following stockholders’ approval on December 4, 2017 all the Preferred Stock were converted into 2,307,654 shares of Common Stock and a 6% fixed dividend of 138,459 shares of Common Stock was granted. The Company accounted for the 6% fixed dividend as a deemed dividend in a total amount of $255.

m.

In November 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase shares of Common Stock on August 10, 2016 and January 2017 private placement. Pursuant to the terms of the Exchange Agreement, the warrant holders agreed to surrender and cancellation of their warrants to purchase an aggregate of 1,871,436 shares of Common Stock and received, as consideration for such cancellation, an aggregate of 1,039,676 shares of Common Stock, creating to benefit to the warrant holders.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

n.	The table below summarizes the outstanding warrants as of December 31, 2017:

	Warrants outstanding as of December 31, 2017	Exercise price $	Expiration date
September 2014 PPM	56,765	8.56	September 23, 2018
September 2014 PPM - Warrant Replacement Agreement	264,012	8.56	September 23, 2018
February 2015 PPM A (*)	4,630	4.32	November 25,2015
February 2015 PPM B	125,903	5.40	February 25,2018
February 2015 PPM A - Finders	13,415	3.24	February 25,2018
February 2015 PPM - C Finders	3,355	5.40	February 25,2018
February 2015 PPM - B 2nd closing	30,866	5.40	March 16, 2018
July 2015 PPM - 2015 Series B Warrants - 1st Closing	138,910	7.20	July 23, 2018
July 2015 PPM - 2015 Series B Warrants (Finder's warrants)	17,213	7.20	August 28, 2018
July 2015 PPM - 2015 Series B Warrants - 2nd Closing	93,077	7.20	August 28, 2018
July 2015 PPM (PA) - 1st Closing	23,613	5.40	July 23, 2018
July 2015 PPM (PA) - 2015 Series B Warrants - 1st Closing	11,807	7.20	July 23, 2018
July 2015 PPM (PA) - 2nd Closing	1,341	5.40	August 28, 2018
July 2015 PPM (PA) - 2015 Series B Warrants - 2nd Closing	671	7.20	August 28, 2018
November 2015 PPM - 2015 Series B Warrants (Finder's warrants)	13,720	7.74	November 19, 2018
November 2015 PPM - Series B Warrants	127,485	7.74	November 19, 2018
March 2016 PPM -Warrants	1,528,333	4.34	March 8, 2021
March 2016 PPM - (Finder’s Warrants)	73,333	4.34	March 8, 2021
March 2016 Public Offering - Warrants	666,666	4.34	March 8, 2021
March 2016 Public Offering - Representative’s Warrants	143,333	5.625	March 8, 2021
January 2017 Warrants	250,001	3.50	January 9, 2022
January 2017 Finder Warrants	30,357	3.50	January 9, 2022
March 2017 Public Offering - Representative’s Warrants	36,250	3.875	March 31, 2022

Total outstanding	3,655,056

(*)	Warrants for which cash has been received by the Company but no securities issued.

During the year ended December 31, 2016, proceeds from warrants exercised amounted to $210 following the issuance of 77,019 shares of Common Stock out of which 27,236 were issued utilizing a cashless exercise feature. No warrants were exercised in 2017.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

o.	Stock-based compensation:

1.	On January 23, 2012, an equity incentive plan (the "2012 Plan") was adopted by the Board of Directors of the Company and approved by a majority of the Company's stockholders, under which options to purchase shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

On November 30, 2016, the Company held its 2016 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved to amend the 2012 Plan, and to increase the number of shares authorized for issuance under the 2012 Plan by 1,127,166 shares from 745,834 to 1,873,000.

On March 9, 2017, the Company held a Special Meeting of Stockholders in which, among other matters, Company stockholders approved to amend the 2012 Plan, and to increase the number of shares authorized for issuance under the 2012 Plan by 500,000 shares from 1,873,000 to 2,373,000.

On December 4, 2017, the Company held its 2017 Annual Meeting of Stockholders in which, among other matters, Company stockholders approved to amend the 2012 Plan, and to increase the number of shares authorized for issuance under the 2012 Plan by 1,500,000 shares from 2,373,000 to 3,873,000.

2.	On June 19, 2016, the Company's Compensation Committee of the Board of Directors approved the grant of 67,667 options to employees of the Company, at an exercise price of $4.80 per share. The options shall vest over a period of three years commencing on the grant date. All the options have a six-year term. All options were issued under the 2012 Plan.

On January 30, 2017, the Company's Compensation Committee of the Board of Directors approved the grant of 313,721 options to directors, officers and employees of the Company, at an exercise price of $3.202 per share. The options shall vest over a period of three years commencing on the grant date. All the options have a six-year term. All options were issued under the 2012 Plan.

On February 6, 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 174,000, and 55,050 options to employees and consultants of the Company, respectively, at exercise prices of between $0.0001 and $4.121 per share. The options shall vest over a period of three years commencing on the grant date. All the options have a six-year term. All options were issued under the 2012 Plan. 34,050 of the option to consultants were granted instead of cash owed for services provided during the period from July through December 2016.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

On June 26, 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 69,000 and 194,142 options to employees and consultants of the Company, respectively, at exercise prices of between $0.0001 and $2.46 per share. The options shall vest over a period of up to three years commencing on the grant date. 8,142 of the options issued to a consultant were in lieu of a cash waiver of $30 by the consultant. All the options have a six-year term All options were issued under the 2012 Plan.

On September 14, 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 40,000 options a consultant of the Company, at exercise prices of $2.50 per share. The option is fully vested on the grant date, and the option has a five-year term. The option was issued under the 2012 Plan.

On December 14, 2017, the Company's Compensation Committee of the Board of Directors approved the grants of 40,424 options to a consultant of the Company, at exercise prices of $0.0001 per share. The option is fully vested on the grant date, and has a six-year term The option was issued under the 2012 Plan. This option was issued in lieu of a cash waiver of $95 by the consultant.

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the year ended December 31, 2017 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	583,334	16.53	4.87	7
Options granted	980,335	1.68
Options exercised	91,855	-
Options forfeited	63,380	4.62
Options expired	30,274	36.02

Options outstanding at end of year	1,378,160	7.39	4.75	437

Options vested and expected to vest at end of year	1,261,465	7.60	4.76	437

Exercisable at end of year	696,783	11.85	4.64	357

Weighted average fair value of options granted during the year ended December 31, 2017 and 2016 is $2.07 and $2.86, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 9:-	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is impacted by the changes in the fair market value of the Common Stock.

The following table presents the assumptions used to estimate the fair values of the options granted to employees and directors in the period presented:

	Year ended December 31,
	2017	2016

Volatility	103.52%-154.75%	82.36%-86.03%
Risk-free interest rate	1.54%-1.83%	0.91%-0.99%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-4.06

The following table presents the assumptions used to estimate the fair values of the options granted to non-employees in the period presented:

	Year ended December 31,
	2017	2016

Volatility	100.65%-150.84%	71.17%-89.82%
Risk-free interest rate	1.78%-2.05%	1.36%-2.05%
Dividend yield	0%	0%
Expected life (years)	3.67-6	4.67-8.01

As of December 31, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $1,080, which is expected to be recognized over a weighted average period of approximately 1 year.

The total compensation cost related to all of the Company's equity-based awards, recognized during year ended December 31, 2017 and 2016 were comprised as follows:

	Year ended December 31,
	2017	2016

Cost of revenues	$138	$73
Research and development	316	91
Sales, marketing and pre-production costs	581	97
General and administrative	2,789	777

Total stock-based compensation expenses	$3,824	$1,038

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	LIABILITY RELATED TO WARRANTS

a.	On March 30, 2012, the Company consummated the final closing of the 2011-2012 Private Placement pursuant to which certain accredited investors purchased an aggregate of 27,345 shares of Common Stock and warrants to purchase 27,345 shares of Common Stock at an exercise price of $135 per share for total consideration of $2,461.

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

As of December 31, 2016, the 2011-2012 Private Placement warrants expired unexercised.

b.	On September 23, 2014, the Company consummated the September 2014 Private Placement (see also Notes 9b).

c.	On March 8, 2016, the Company consummated the final closing of a Public Offering and a concurrent Private Placement (see also Note 9d).

d.	On August 10, 2016, the Company entered into the Agreement with the Stockholder and David Edery (see also Note 9g).

The warrants of the September 2014 Private Placement, the warrants of the March 2016 Public Offering and Private Placement and the Warrants of the August 2016 agreement, contain certain net settlement cash features and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 and re-measured using the Black-Scholes-Merton option-pricing model as described below.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 10:-	LIABILITY RELATED TO WARRANTS (Cont.)

In estimating the investors' warrants in September 2014 Private Placement fair value, the Company used the following assumptions as of December 31, 2016: risk-free interest rates of 1.11%, volatility of 91.65%, dividend yields of 0% and a contractual life of 1.73 years. Fair value per warrant $0.70.

In estimating the investors' warrants in September 2014 Private Placement fair value, the Company used the following assumptions as of December 31, 2017: risk-free interest rates of 1.65%, volatility of 81.44%, dividend yields of 0% and a contractual life of 0.73 years. Fair value per warrant $0.01.

In estimating the investors' warrants in March 2016 Public and Private Placement and the investors warrants in August 2016 fair value, the Company used the following assumptions as of December 31, 2016: risk-free interest rates of 0.48%-1.74%, volatility of 71.99%-74.72%, dividend yields of 0% and a contractual life of 0.18-4.18 years. Fair value per warrant $2.90.

In estimating the investors' warrants in March 2016 Public and Private Placement and the investors warrants in August 2016 fair value, the Company used the following assumptions as of March 31, 2017: risk-free interest rates of 1.87%, volatility of 155.4%, dividend yields of 0% and a contractual life of 4 years. Fair value per warrant $3.37.

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

The changes in Level 3 liabilities associated with the September 2014 Private Placement warrants, the March 2016 Public Offering and Private Placement and the August 2016 Private Placement, are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of December 31, 2017:

Fair value of liability related to warrants

Balance at December 31, 2016	$7,488

Reclassification of warrant from liability to equity	(8,655)
Change in fair value of warrants during the period	1,168

Balance at December 31, 2017	$1

NOTE 11:-	SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Year ended December 31,
	2017	2016

Bank charges	$171	$20
Foreign currency adjustments losses (gain)	(15)	26
Change in the fair value of warrants	1,168	(260)

Total Financial income, net	$1,324	$(214)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 12:-	SUBSEQUENT EVENTS

a.	In January 2018, 102,548 Compensation Shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees amounting to $161 owed to such individuals. The shares were issued under the 2012 Plan.

b.	In January 4, 2018, 8,859 Compensation Shares of Common Stock were issued to certain service provider instead of $15 owed to him for services provided during the fourth quarter of 2016. The shares were issued under the 2012 Plan.

c.

On February 28, 2018 and March 6, 2018, the Company closed two concurrent private placements offerings consisting of 2,262,269 shares of the Company's Common Stock at $1.40 per share, 1,234,080 shares of the Company's newly designated Series C Convertible Preferred Stock (the "Series C Preferred Stock"), for aggregate gross proceeds of approximately $6,623 ($6,048 net of issuance expenses) at $2.80 per share, and warrants to purchase up to 3,784,351 shares of Common Stock. The shares of Series C Preferred Stock are convertible into an aggregate of 2,468,160 shares of Common Stock based on a conversion price of $1.40 per share. Such conversion price is not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series C Preferred Stock are not redeemable nor contingently redeemable. The holders of the Series C Preferred Stock will not be entitled to convert such preferred stock into shares of the Company's Common Stock until the Company obtains stockholder approval for such issuance and upon obtaining such stockholder approval shall automatically convert into shares of Common Stock. The holders of the Series C Preferred Stock do not possess any voting rights but the Series C Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis. The warrants are exercisable after the six-month anniversary of each respective closing and will expire on the 18 month anniversary of their issuance.

- - - - - - - - - - - - - - -

- F-34 -