Form 10-Q
period 2018-03-31
DarioHealth Corp.
filed 2018-05-15
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
	(Do not check if a smaller reporting company)	☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2018, the registrant had 16,743,896 shares of common stock outstanding.

When used in this quarterly report, the terms “Dario,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

DarioHealth Corp.

Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our launch and market penetration plans;

•	our ability to manufacture, market and generate sales of our Dario Smart Diabetes Management Solution;

•	our ability to commercialize Dario Engage;

•	our ability to develop, launch and commercialize Dario Intelligence;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2017 (filed on March 19, 2018) entitled “Risk Factors” as well as in our other public filings.

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

3

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2018	2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,041	$3,718
Short-term bank deposits	188	258
Trade Receivables	200	282
Inventories	912	1,184
Other accounts receivable and prepaid expenses	566	604

Total current assets	8,907	6,046

LEASE DEPOSITS	45	42

PROPERTY AND EQUIPMENT, NET	828	869

Total assets	$9,780	$6,957

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$1,112	$1,852
Other accounts payable and accrued expenses	1,297	1,163

Total current liabilities	2,409	3,015

LIABILITY RELATED TO WARRANTS	*) -	1

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value – Authorized: 160,000,000 shares at March 31, 2018 (unaudited) and December 31, 2017; Issued and Outstanding: 16,480,164 and 14,074,238 shares at March 31, 2018 (unaudited) and December 31, 2017, respectively	7	7
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2018 (unaudited) and December 31, 2017; Issued and Outstanding: 1,234,080 and None shares at March 31, 2018 (unaudited) and December 31, 2017, respectively	*) -	-
Additional paid-in capital	81,241	74,892
Accumulated deficit	(73,877)	(70,958)

Total stockholders' equity	7,371	3,941

Total liabilities and stockholders' equity	$9,780	$6,957

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31
	2018	2017
	Unaudited

Revenues	$1,756	$1,007
Cost of revenues	1,204	901

Gross profit	552	106

Operating expenses:
Research and development	$742	$469
Sales and marketing	1,824	1,825
General and administrative	861	2,017

Total operating expenses	3,427	4,311

Operating loss	(2,875)	(4,205)

Financial expenses, net:
Revaluation of warrants	(1)	1,195
Other financial expense, net	45	13

Total financial expenses, net	44	1,208

Net loss	$(2,919)	$(5,413)

Net loss attributable to holders of Common Stock	$(2,919)	$(5,413)

Net loss per share

Basic and diluted loss per share	$(0.20)	$(0.75)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	14,943,032	7,195,801

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Preferred Stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount		capital	deficit	(deficiency)

Balance as of December 31, 2016	5,713,383	6	-		-	48,413	(54,960)	(6,541)
Issuance of Common Stock, net of issuance cost	3,754,770	1	-		-	9,469	-	9,470
Payment for executives and directors under Stock for Salary Program	271,880	*) -	-		-	707	-	707
Issuance of Common Stock to Employees	474,880	*) -	-		-	1,514	-	1,514
Issuance of Common Stock to consultants and service provider	281,681	*) -	-		-	874	-	874
Reclassification of warrants from liability to equity on March 8, 2017	-	-	-		-	8,655	-	8,655
Exercise of options	91,855	*) -	-		-	*) -	-	*) -
Issuance of Preferred Stock, net of issuance cost	-	-	2,307,654		*) -	3,711	-	3,711
Issuance of Common stock in November 2017 warrant exchange agreement	1,039,676	*) -	-		-	-	-	*) -
Conversion of Preferred Stock to Common Stock	2,307,654	*) -	(2,307,654)		*) -	-	-	-
Deemed dividend related to Stock dividend	138,459	*) -	-		-	255	(255)	-
Stock-based compensation	-	-	-		-	1,294	-	1,294
Net loss	-	-	-		-	-	(15,743)	(15,743)

Balance as of December 31, 2017	14,074,238	$7	-		$-	$74,892	$(70,958)	$3,941

Payment for executives and directors under Stock for Salary Program	102,548	*) -	-		-	161	-	161
Issuance of Common Stock to consultants and service provider	41,109	*) -	-		-	60	-	60
Issuance of Common Stock, net of issuance cost	2,262,269	*) -	-		-	2,865	-	2,865
Issuance of Preferred Stock, net of issuance cost	-	-	1,234,080		*) -	3,124	-	3,124
Stock-based compensation	-	-	-		-	139	-	139
Net loss	-	-	-		-	-	(2,919)	(2,919)

Balance as of March 31, 2018 (unaudited)	16,480,164	$7	1,234,080	$	*) -	$81,241	$(73,877)	$(7,371)

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited

Cash flows from operating activities:
Net loss	$(2,919)	$(5,413)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	230	1,585
Depreciation	53	43
Decrease (increase) is trade receivables	82	(256)
Decrease (increase) in accounts receivables and prepaid expenses	38	(210)
Decrease in inventories	272	39
Decrease in trade payables	(740)	(328)
Increase in other accounts payable and accrued expenses	219	262
Change in fair value of warrants to purchase shares of Common Stock	(1)	1,195

Net cash used in operating activities	(2,766)	(3,083)

Cash flows from investing activities:
Maturities of short-term bank deposit	70	-
Investment in lease deposits	(3)	(9)
Purchase of property and equipment	(12)	-

Net cash provided by (used in) investing activities	55	(9)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	6,034	4,816

Net cash provided by financing activities	6,034	4,816

Increase in cash and cash equivalents	3,323	1,724
Cash and cash equivalents at the beginning of the period	3,718	1,093

Cash and cash equivalents at the end of the period	$7,041	$2,817

Non-cash investing and financing activities:

Reclassification of warrants from liability to Common Stock	$-	$8,655

Payment for directors and Consultants under Shares for Salary Program	$85	$183

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date and was dissolved at the end of 2017.

c.	During the three months ended March 31, 2018, the Company incurred operating losses and negative cash flows from operating activities amounting to $2,919 and $2,766, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into March 2019.

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

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 are applied consistently in these unaudited interim consolidated financial statements.

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2018, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2018, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three months ended March 31, 2018. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 4: -	INVENTORIES

	March 31,	December 31,
	2018	2017
	Unaudited

Raw materials	$195	$323
Finished products	717	861

	$912	$1,184

During the three months’ period ended March 31, 2018, and the year ended December 31, 2017, total inventory write-off expenses amounted to $6 and $190, respectively.

NOTE 5: -	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY

a.	In January 2018, 102,548 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals, totaling $161. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan").

b.	In January 2018, 8,859 shares of Common Stock were issued to a service provider instead of cash owed to him for services provided during the fourth quarter of 2017. The shares were issued under the 2012 Plan.

c.	On February 28, 2018 and March 6, 2018, the Company closed two concurrent private placements offerings consisting of 2,262,269 shares of the Company's Common Stock at $1.40 per share, 1,234,080 shares of the Company's newly designated Series C Convertible Preferred Stock (the "Series C Preferred Stock"), for aggregate gross proceeds of approximately $6,623 ($6,034 net of issuance expenses) at $2.80 per share, and warrants to purchase up to 3,784,351 shares of Common Stock. The shares of Series C Preferred Stock are convertible into an aggregate of 2,468,160 shares of Common Stock based on a conversion price of $1.40 per share. Such conversion price is not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series C Preferred Stock are not redeemable nor contingently redeemable. The holders of the Series C Preferred Stock will not be entitled to convert such preferred stock into shares of the Company's Common Stock until the Company obtains stockholder approval for such issuance and upon obtaining such stockholder approval shall automatically convert into shares of Common Stock. The holders of the Series C Preferred Stock do not possess any voting rights but the Series C Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis. The warrants issued in the concurrent private placements are exercisable after the six-month anniversary of each respective closing and will expire on the 18-month anniversary of their issuance.

In conjunction with these offerings the Company issued 32,250 shares of Common Stock to certain finders. The shares were issued under the 2012 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

d.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three-month period ended March 31, 2018, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,378,160	7.39	4.75	437
Options granted	-	-
Options exercised	-	-
Options expired	-	-
Options forfeited	(10,000)	4.62

Options outstanding at period end (unaudited)	1,368,160	7.44	4.78	420

Options vested and expected to vest at period end (unaudited)	1,253,165	7.63	4.49	420

Exercisable at period end (unaudited)	916,017	9.58	4.32	363

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount is impacted by the changes in the fair market value of the Common Stock.

As of March 31, 2018, the total amount of unrecognized stock-based compensation expense was approximately $906 thousand which will be recognized over a weighted average period of 0.91 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:-	STOCKHOLDERS' EQUITY (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the three-month period ended March 31, 2018, and 2017 was comprised as follows:

	Three months ended March 31,
	2018	2017
	Unaudited

Cost of revenues	$10	$54
Research and development	42	71
Sales and marketing	44	123
General and administrative	134	1,337

Total stock-based compensation expenses	$230	$1,585

NOTE 7:-	FAIR VALUE MEASUREMENTS

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

On September 23, 2014, the Company consummated a private placement (the “September 2014 Private Placement”).

The warrants issued in the September 2014 Private Placement contain a net settlement cash feature and liquidated damages penalties and therefore the Company accounts for such warrants as a liability according to the provisions of ASC 815-40 “Contracts in entity’s own equity,” and re-measures such liability using the Black-Scholes-Merton option-pricing model as described below.

In estimating the warrants' fair value, the Company used the following assumptions:

March 31, 2018

Risk-free interest rate (1)	1.93%
Expected volatility (2)	77.69%
Expected life (in years) (3)	0.48
Expected dividend yield (4)	0%

Fair value per warrant	$0.0004

(1)	Risk-free interest rate - based on yield rates of non-index linked U.S. Federal Reserve treasury bonds.

(2)	Expected volatility - was calculated based on actual historical stock price movements of the Company together with companies in the same industry over a term that is equivalent to the expected term of the option.

(3)	Expected life - the expected life was based on the expiration date of the warrants.

(4)	Expected dividend yield - was based on the fact that the Company has not paid dividends to its shareholders in the past and does not expect to pay dividends to its shareholders in the future.

(5)	The changes in Level 3 liabilities associated with the warrants are measured at fair value on a recurring basis. The following tabular presentation reflects the components of the liability associated with such warrants as of March 31, 2018:

	Fair value of liability related to warrants

Balance on December 31, 2017		$1
Change in fair value of warrants during the period		(1)

Balance at March 31, 2018 (unaudited)	$	*) -

*) Represents an amount lower than $1.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8:-	FINANCIAL EXPENSES, NET

	Three months ended March 31,
	2018	2017
	Unaudited

Bank and credit card charges	$42	$5
Foreign currency translation adjustments	3	8
Change in fair value of warrants	(1)	1,195

Total financial expenses, net	$44	$1,208

NOTE 9:-	SUBSEQUENT EVENTS

a.	In April 2018, 188,092 shares of Common Stock were issued to certain members of the Board of Directors, Officers and employees of the Company as consideration for a reduction in or waiver of cash salary, bonuses, and fees owed to such individuals.

b.	In April 2018, the Company's Compensation Committee of the Board of Directors approved the grants of 75,640 shares to service providers and the grant of an option to purchase 93,755 shares of Common Stock to a service provider of the Company.

c.	In May 2018, the Company’s Board of Directors approved the entrance into exchange agreements with certain company warrant holders who were granted warrants to purchase shares of Common Stock on March 2016 and January 2017. Pursuant to the terms of the Exchange Agreement, the warrant holders who will agree to surrender their warrants to purchase an aggregate of 1,020,357 shares of Common Stock for cancellation and will receive, as consideration for such cancellation an aggregate of 636,752 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We commenced a commercial launch of the free Dario Smart Diabetes Management application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario Smart Diabetes Management Solution (including the app and the Dario Blood Glucose Monitoring System) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, in 2015 in Australia, Israel and Canada and in 2016 in the United States. We are consistently adding new additional features and functionality in making Dario the new standard of care in diabetes data management.

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct to consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these effort to include Australia as well. In 2017, we expanded our direct to consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to the Dario Smart Diabetes Management Solution and the Dario Engage platform;

•	develop our customer support and telemarketing services in order to support the expect growth of our revenues and the increase of user, and service provider who will use our platform to better serve people with diabetes and improve their clinical outcome;

•	continued product and software development, and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario Smart Diabetes Management Solution, the Dario Engage platform and the Dario Intelligence tools and capabilities);

•	continued work on registration of our patents worldwide;

•	Regulatory and quality assurance matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

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

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2017 (filed on March 19, 2018) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017 (in thousands)

Revenues

Revenues for the three months ended March 31, 2018, amounted to $1,756, an increase of 74% compared to $1,007 of revenues during the three months ended March 31, 2017. The increases in revenues for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, are mainly as a result of an increase in the sales of our products.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three months ended March 31, 2018, we recorded costs related to revenues in the amount of $1,204, an increase of 34%as compared to $901 of recorded costs related to revenues during the three months ended March 31, 2017. The increases in costs related to revenues in three months ended March 31, 2018, compared to the three months ended March 31, 2017, are mainly as a result of an increase in the sales of our products in the first quarter of 2018.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $273, or 58%, to $742 for the three months ended March 31, 2018, compared to $469 for the three months ended March 31, 2017. This increase was mainly due to increases in salaries, and other research and development costs relating primarily to software development.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario software application and related Dario Blood Glucose Monitoring System device, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses were $1,824 for the three months ended March 31, 2018, compared to $1,825 for the three months ended March 31, 2017.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $1,156, or 57%, to $861 for the three months ended March 31, 2018, compared to $2,017 for the three months ended March 31, 2017. This decrease was mainly due to reduction in share based compensation.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses for the three months ended March 31, 2018, was $44, a decrease of 96% compared to finance expenses of $1,208 for three months ended March 31, 2017. This decrease was mainly due to the fact that we had no warrant revaluation expense in the first quarter of 2018 compared to $1,195 of such expenses during the first quarter of 2017.

Financial expenses include mainly bank and credit card charges and foreign currency translation differences.

Net loss

Net loss decreased by $2,494 or 46%, to $2,919 for the three months ended March 31, 2018, compared to a net loss of $5,413 for the three months ended March 31, 2017.

The decrease in net loss for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was mainly due to the increase in the gross profit, a decrease in operating expenses and a decrease in financial expenses recorded in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had approximately $7,041,000 in cash and cash equivalents compared to $3,718,000 at December 31, 2017.

We have experienced cumulative losses of $73,877,000 from inception (August 11, 2011) through March 31, 2018, and have a stockholders’ equity of $7,371,000 at March 31, 2018. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $58,469,000 as of March 31, 2018.

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

On March 31, 2017, we conducted a public offering, pursuant to which we issued and sold 1,450,000 shares of common stock for aggregate gross proceeds of $4,500,000.

Between August 16, 2017 and August 22, 2017, we executed securities purchase agreements with a total of 23 accredited and non-U.S. investors relating to two concurrent placement offerings consisting of 483,333 shares of our common stock at a purchase price of $1.80 per share and 2,307,654 shares of our designated Series B Preferred Stock at a purchase price of $1.80 per share, for aggregate gross proceeds of approximately $5,000,000. The closing of the offerings took place on August 22, 2017.

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

Cash Flows (in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31
	2018	2017
	$	$
Cash used in operating activities:	(2,766)	(3,082)
Cash used in investing activities:	55	(9)
Cash provided by financing activities:	6,034	4,816
	3,323	1,724

Net cash used in operating activities

Net cash used in operating activities was $2,766 for the three months ended March 31, 2018, a decrease of 10% compared to $3,082 used in operations for the same period in 2017. Cash used in operations decreased due to the decrease in our operating loss.

Net cash used in investing activities

Net cash derived form investing activities was $55 for the three months ended March 31, 2018, a decrease of 711% compared to cash used in investing activities of $9 for the same period in 2017. Cash derived from investing activities increased mainly due to maturity of short term bank deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $6,034 for the three months ended March 31, 2018, an increase of 25% compared to $4,816 for the same period in 2017. During three months ended March 31, 2018, we raised net proceeds of approximately $6,034 through our February 2018 and March 2018 private placements. During the three months ended March 31, 2017, we raised net proceeds of approximately $4,816. This increase was due to funds we raised from the sale of our equity securities.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2018).
10.1	Form of Securities Purchase Agreement for the purchase of shares of Common Stock (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2018).
10.2	Form of Securities Purchase Agreement for the purchase of shares of Series C Convertible Preferred and/or Common Stock (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2018)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2018		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

