Form 10-Q
period 2018-06-30
DarioHealth Corp.
filed 2018-08-09
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the registrant had 21,341,591 shares of common stock outstanding.

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

3

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2018	2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,011	$3,718
Short-term bank deposits	182	258
Trade Receivables	348	282
Inventories	1,168	1,184
Other accounts receivable and prepaid expenses	557	604

Total current assets	7,266	6,046

LEASE DEPOSITS	42	42

PROPERTY AND EQUIPMENT, NET	791	869

Total assets	$8,099	$6,957

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$2,078	$1,852
Deferred revenues	50	-
Other accounts payable and accrued expenses	1,816	1,163

Total current liabilities	3,944	3,015

LIABILITY RELATED TO WARRANTS	-	1

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at June 30, 2018 (unaudited) and December 31, 2017; Issued and Outstanding: 21,081,393 and 14,074,238 shares at June 30, 2018 (unaudited) and December 31, 2017, respectively	7	7
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2018 (unaudited) and December 31, 2017; Issued and Outstanding: None at June 30, 2018 (unaudited) and December 31, 2017	-	-
Additional paid-in capital	84,356	74,892
Accumulated deficit	(80,208)	(70,958)

Total stockholders' equity	4,155	3,941

Total liabilities and stockholders' equity	$8,099	$6,957

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	Unaudited		Unaudited

Revenues	$2,059	$1,210	$3,815	$2,217
Cost of revenues	1,537	850	2,741	1,751

Gross profit	522	360	1,074	466

Operating expenses:
Research and development	$1,010	$1,184	$1,752	$1,653
Sales and marketing	2,303	2,205	4,127	4,030
General and administrative	2,936	1,089	3,797	3,106

Total operating expenses	6,249	4,478	9,676	8,789

Operating loss	(5,727)	(4,118)	(8,602)	(8,323)

Financial income (expenses), net:
Revaluation of warrants	*)-	25	1	(1,170)
Other financial (expense) income, net	(111)	1	(156)	(12)

Total financial income (expenses), net	(111)	26	(155)	(1,182)

Net loss	$(5,838)	$(4,092)	$(8,757)	$(9,505)

Deemed dividend related to warrant exchange agreement	$493	$-	$493	$-
Net loss attributable to holders of Common Stock	$(6,331)	$(4,092)	$(9,250)	$(9,505)

Net loss per share

Basic and diluted loss per share	$(0.32)	$(0.43)	$(0.52)	$(1.13)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	19,801,891	9,521,730	17,758,064	8,377,667

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Preferred Stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount		capital	deficit	(deficiency)

Balance as of December 31, 2016	5,713,383	6	-		-	48,413	(54,960)	(6,541)
Issuance of Common Stock, net of issuance cost	3,754,770	1	-		-	9,469	-	9,470
Payment for executives and directors under Stock for Salary Program	271,880	*)-	-		-	707	-	707
Issuance of Common Stock to employees	474,880	*)-	-		-	1,514	-	1,514
Issuance of Common Stock to consultants and service provider	281,681	*)-	-		-	874	-	874
Reclassification of warrants from liability to equity on March 8, 2017	-	-	-		-	8,655	-	8,655
Exercise of options	91,855	*)-	-		-	*)-	-	*)-
Issuance of Preferred Stock, net of issuance cost	-	-	2,307,654		*)-	3,711	-	3,711
Issuance of Common stock in November 2017 warrant exchange agreement	1,039,676	*)-	-		-	-	-	*)-
Conversion of Preferred Stock to Common Stock	2,307,654	*)-	(2,307,654)		*)-	-	-	-
Deemed dividend related to Stock dividend	138,459	*)-	-		-	255	(255)	-
Stock-based compensation	-	-	-		-	1,294	-	1,294
Net loss	-	-	-		-	-	(15,743)	(15,743)

Balance as of December 31, 2017	14,074,238	$7	-		$-	$74,892	$(70,958)	$3,941

Payment for executives and directors under Stock for Salary Program	375,385	*)-	-		-	597	-	597
Issuance of Common Stock to consultants and service provider	116,749	*)-	-		-	178	-	178
Issuance of Common Stock, net of issuance cost	2,262,269	*)-	-		-	2,865	-	2,865
Issuance of Preferred Stock, net of issuance cost	-	-	1,234,080		*)-	3,124	-	3,124
Deemed dividend related to May 2018 warrant exchange agreement	636,752	-	-		-	493	(493)	-
Conversion of Preferred Stock to Common Stock	2,468,160	*)-	(1,234,080)		*)-	-	-	-
Issuance of Common Stock to directors and employees	1,147,840	*)-	-		-	1,779	-	1,779
Stock-based compensation	-	-	-		-	428	-	428
Net loss	-	-	-		-	-	(8,757)	(8,757)

Balance as of June 30, 2018 (unaudited)	21,081,393	$7	-	$	*)-	$84,356	$(80,208)	$4,155

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
	Unaudited

Cash flows from operating activities:
Net loss	$(8,757)	$(9,505)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	2,651	2,441

Depreciation	101	101
Increase in trade receivables	(66)	(146)
Decrease (increase) in accounts receivables and prepaid expenses	47	(146)
Decrease in inventories	16	171
Decrease (increase) in trade payables	226	(827)
Increase in other accounts payable and accrued expenses	939	915
Increase in deferred revenues	50	-
Change in fair value of warrants to purchase shares of Common Stock	(1)	1,170

Net cash used in operating activities	(4,794)	(5,826)

Cash flows from investing activities:
Maturity of short-term bank deposits	76	-
Investment in lease deposits	-	(7)
Purchase of property and equipment	(23)	(31)

Net cash derived from (used in) investing activities	53	(38)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, Preferred Stock and warrants, net of issuance cost	6,034	8,669

Net cash provided by financing activities	6,034	8,669

Increase in cash and cash equivalents	1,293	2,805
Cash and cash equivalents at the beginning of the period	3,718	1,093

Cash and cash equivalents at the end of the period	$5,011	$3,898

Non-cash investing and financing activities:

Payment for directors, employees and service providers under Stock for Cash Program	$201	$183

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1: -	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date and was dissolved at the end of 2017.

c.	During the six months ended June 30, 2018, the Company incurred operating losses and negative cash flows from operating activities amounting to $8,602 and $4,794, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into March 2019.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on NASDAQ Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 are applied consistently in these unaudited interim consolidated financial statements.

b.	Recently issued accounting pronouncements, not yet adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides a five-step approach to account for revenue arising from contracts with customers. This revenue standard will be effective for the Company starting in the first quarter of 2019. The new revenue standard permits companies to either apply the requirements retrospectively to all prior periods presented or apply the requirements in the year of adoption through a modified retrospective approach with a cumulative adjustment. The Company is in the process of assessing the impact of this ASU on the Company’s consolidated financial position, results of operations and cash flows.

On February 2016, the FASB issued ASU 2016-02, “Leases,” which creates Accounting Standards Codification (“ASC”) 842, “Leases”, and supersedes ASC 840, “Leases.” ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new guidance will be effective for annual and interim reporting periods beginning on or after December 15, 2018.  The Company is in the process of assessing the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity—Equity Based Payments to Non-Employees,” and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the Securities and Exchange Commission, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, “Revenue from Contracts with Customers.” The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2018, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2018, and the Company's consolidated results of operations and the Company's consolidated cash flows for the six months ended June 30, 2018. Results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 4: -	INVENTORIES

	June 30,	December 31,
	2018	2017
	Unaudited

Raw materials	$387	$323
Finished products	781	861

	$1,168	$1,184

During the six months’ period ended June 30, 2018 and the year ended December 31, 2017, total inventory write-off expenses amounted to $66 and $190, respectively.

NOTE 5: -	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

NOTE 6: -	STOCKHOLDERS' EQUITY

a.	In January, April and June 2018, an aggregate of 375,385 shares of Common Stock were issued to certain members of the Board of Directors, executive officers and employees of the Company as consideration for a reduction in or waiver of cash salary, bonuses or fees owed to such individuals, totaling $597. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan").

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (Cont.)

b.	In January 2018, 8,859 shares of Common Stock were issued to a service provider instead of $15 owed for services provided during the fourth quarter of 2017. The shares were issued under the 2012 Plan.

c.	On February 28, 2018 and March 6, 2018, the Company closed two concurrent private placements offerings consisting of 2,262,269 shares of the Company's Common Stock at $1.40 per share, 1,234,080 shares of the Company's newly designated Series C Convertible Preferred Stock (the "Series C Preferred Stock"), for aggregate gross proceeds of approximately $6,623 ($6,034 net of issuance expenses) at $2.80 per share, and warrants to purchase up to 3,784,351 shares of Common Stock. The shares of Series C Preferred Stock are convertible into an aggregate of 2,468,160 shares of Common Stock based on a conversion price of $1.40 per share. Such conversion price is not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series C Preferred Stock are not redeemable nor contingently redeemable. The holders of the Series C Preferred Stock will not be entitled to convert such preferred stock into shares of the Company's Common Stock until the Company obtains stockholder approval for such issuance and upon obtaining such stockholder approval shall automatically convert into shares of Common Stock. The holders of the Series C Preferred Stock do not possess any voting rights, but the Series C Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis. The warrants issued in the concurrent private placements are exercisable after the six-month anniversary of each respective closing and will expire on the 18-month anniversary of their issuance. Following a shareholders meeting in May 2018 the shares of Series C Preferred Stock were converted into shares of Common Stock.

In conjunction with these offerings the Company issued 32,250 shares of Common Stock to certain finders. The shares were issued under the 2012 Plan.

d.	In April 2018, the Company's Compensation Committee of the Board of Directors approved the grants of an aggregate of 75,640 shares of Common Stock in lieu of $118 owed to service providers and the grant of an option to purchase 93,755 shares of Common Stock in lieu of $150 owed to a service provider of the Company. The shares and the options were issued under the 2012 Plan.

e.	In May 2018, the Company entered into exchange agreements (each an "Exchange Agreement") with certain Company warrant holders who were granted warrants to purchase shares of Common Stock in March 2016 and January 2017. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,020,357 shares of Common Stock for cancellation and received, as consideration for such cancellation, an aggregate of 636,752 restricted shares of Common Stock, creating a benefit to the warrant holders. As such the Company recorded a deemed dividend in the amount of $493.

f.	In June 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 1,147,840 shares to directors, officers, employees and consultants of the

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (Cont.)

Company, and the grant of 244,000 and 21,000 options to employees and consultants of the Company, respectively, at an exercise price of $1.729 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year terms. All options were issued under the 2012 Plan.

g.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three-month period ended June 30, 2018 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,378,160	7.39	4.75	437
Options granted	358,755	1.28
Options exercised	-	-
Options expired	(8,000)	4.61
Options forfeited	(33,255)	3.72

Options outstanding at period end (unaudited)	1,695,660	6.18	4.60	470

Options vested and expected to vest at period end (unaudited)	1,539,341	6.39	4.15	470

Exercisable at period end (unaudited)	1,081,343	8.29	4.26	363

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2018, the total amount of unrecognized stock-based compensation expense was approximately $919 which will be recognized over a weighted average period of 1.18 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -	STOCKHOLDERS' EQUITY (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the six-month period ended June 30, 2018 and 2017 was comprised as follows:

	Six months ended June 30,
	2018	2017
	Unaudited

Cost of revenues	$83	$77
Research and development	299	143
Sales and marketing	280	411
General and administrative	1,989	1,810

Total stock-based compensation expenses	$2,651	$2,441

NOTE 7: -	FINANCIAL EXPENSES, NET

	Six months ended June 30,
	2018	2017
	Unaudited

Bank and credit card charges	$113	$7
Foreign currency translation adjustments	43	5
Change in fair value of warrants	(1)	1,170

Total financial expenses, net	$155	$1,182

NOTE 8: -	SUBSEQUENT EVENTS

a.	In July 2018, 145,869 shares of Common Stock were issued to certain members of the Board of Directors, executive officers and employees of the Company as consideration for a reduction in or waiver of cash salary and fees owed to such individuals, totaling $212. An additional 5,000 shares of Common Stock were granted to a former board member. The shares were issued under the 2012 Plan.

b.	In July 2018, the Company's Compensation Committee of the Board of Directors approved the grants of 109,329 shares, in lieu of $178 owed to service providers and the grant of an option to purchase 70,812 shares of Common Stock in lieu of $113 owed to service providers of the Company.

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

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct to consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these efforts to include Australia as well. In 2017, we expanded our direct to consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into March 2019 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternation in our business plans and our business might fail.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2017 (filed on March 19, 2018) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of the three and six months ended June 30, 2018 and 2017 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2018, amounted to $2,059 and $3,815, respectively, compared to $1,210 and $2,217 of revenues during the three and six months ended June 30, 2017, representing an increase of 70.1% and 72%, respectively. The increases in revenues for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, are mainly as a result of an increase in the sales of our products.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three and six months ended June 30, 2018, we recorded costs related to revenues in the amount of $1,537 and $2,741, respectively, compared to $850 and $1,751 of recorded costs related to revenues during the three and six months ended June 30, 2017, representing an increase of 80.8% and 56.5%, respectively. The increases in costs related to revenues in three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, are mainly as a result of an increase in the sales of our products during 2018. Cost of revenues in the three months ended June 30, 2018 also included a write off of an old cartridge manufacturing mold amounting to $128, with expenses of $31 attributable to a new cartridge manufacturing mold.

For the three months ended June 30, 2018, cost of revenues as a percent of sales increased to 74.6% from 70.2% for the three months ended June 30, 2017. For the six months ended June 30, 2018, cost of revenues as a percent of sales decreased to 71.8% from 79% for the six months ended June 30, 2017. The improvement in gross profit reflects an increase in the quantities of products sold while other manufacturing expenses increased only moderately.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2018, amounted to $522 (25.4% of revenues) and $1,074 (28.2% of revenues), respectively, compared to $360 (29.8% of revenues) and $466 (21% of revenues) during the three and six months ended June 30, 2017. The increases in gross profit for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, are mainly as a result of an increase in the sales of our products.

Research and Development Expenses

Our research and development expenses decreased by $174, or 14.7%, to $1,010 for the three months ended June 30, 2018, compared to $1,184 for the three months ended June 30, 2017, and increased by $99, or 6%, to $1,752 for the six months ended June 30, 2018 compared to $1,653 for the six months ended June 30, 2017. The second quarter decrease for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was mainly due to decreases in clinical trials expenses, partially offset by an increase in and share based compensation and other research and development costs relating primarily to software development. The second quarter increase for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was mainly due to increases in payroll and expenses related to share based compensation.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $98, or 4.4%, to $2,303 for the three months ended June 30, 2018, compared to $2,205 for the three months ended June 30, 2017, and increased by $97, or 2.4%, to $4,127 for the six months ended June 30, 2018, compared to $4,030 for the six months ended June 30, 2017. These increases were mainly due to expanding our sales and marketing activities in the United States, Australia, Germany and the United Kingdom, increases in costs of online marketing campaigns, costs related to marketing consultants and the costs associated with subcontractors and employee payroll.

For the three months ended June 30, 2018, sales and marketing expenses as a percent of sales decreased to 112% from 182% for the six months ended June 30, 2017. For the six months ended June 30, 2018, sales and marketing expenses as a percent of sales decreased to 108% from 182% for the six months ended June 30, 2017. This improvement is a result of the Company increasing its recurring revenue from its product offerings.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $1,847, or 170%, to $2,936 for the three months ended June 30, 2018, compared to $1,089 for the three months ended June 30, 2017, and increased by $691, or 22.2%, to $3,797 for the six months ended June 30, 2018, compared to $3,106 for the six months ended June 30, 2017. This increase was mainly due to an increase in share based compensation following the grant of shares to board members and management during the second quarter of 2018, which were recorded as an expense of $1,612 in the second quarter.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses for the three months ended June 30, 2018 were $111, an increase of 527%, compared to finance income of $26 for the three months ended June 30, 2017. Our financial expenses for the six months ended June 30, 2018 were $155 a decrease of 87%, compared to finance expenses $1,182 for the six months ended June 30, 2017. The increase in financial expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, is attributable mainly due to the increase in credit card fees, banking fees and expenses related to currency translation differences. The decrease in financial expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, is mainly attributable to the reduction in warrant evaluation expenses.

Financial expenses include mainly bank and credit card charges and foreign currency translation differences.

Net loss

Net loss increased by $1,746 or 42.7%, to $5,838 for the three months ended June 30, 2018, compared to a net loss of $4,092 for the three months ended June 30, 2017, and decreased by $748, or 7.9%, to $8,757 for the six months ended June 30, 2018, compared to $9,505 for the six months ended June 30, 2017.

The increase in net loss for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was mainly due to an increase in share based compensation following the grant of shares to board members, management, and employees during the second quarter of 2018, that were recorded as an expense of $1,779 in the second quarter. The decrease in net loss for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was mainly due to the increase in the gross profit, partially offset by an increase in operating expenses, and a decrease in financial expenses recorded in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Deemed Dividend

In May 2018, the Company entered into exchange agreements (each an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase shares of Common Stock in March 2016 and January 2017. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,020,357 shares of Common Stock for cancellation and received, as consideration for such cancellation, an aggregate of 636,752 restricted shares of Common Stock, creating a benefit to the warrant holders. As such, the Company recorded a deemed dividend in the amount of $493.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $9,250,000 and $9,505,000 for the six months ended June 30, 2018 and 2017, respectively.

To supplement our unaudited condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “net loss before interest, taxes, depreciation, and amortization” or “EBITDA”, and “Non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “EBITDA” and “Non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

Such NGFM are presented with the intent of providing greater transparency of information used by us in our financial performance analysis and operational decision-making. Additionally, we believe these NGFM provide meaningful information to assist investors, shareholders, and other readers of our unaudited condensed consolidated financial statements, in making comparisons to our historical financial results, and analyzing the underlying financial results of our operations. The NGFM are provided to enhance readers’ overall understanding of our current financial results and to provide further information to enhance the comparability of results between the current year period and the prior year period.

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our unaudited condensed consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) unaudited condensed consolidated statement of operations of the revaluation of the warrants and the expense related to stock-based compensation, each as discussed herein above.

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Six Months Ended June 30, (in thousands)
	2018	2017	$ Change
Net loss attributable to common stockholders	$(9,250)	$(9,505)	$255

Deemed dividend – related to Warrant Exchange Agreement	493	-	493

Net loss - as reported	(8,757)	(9,505)	748

Adjustments
Depreciation expense	101	101	-
Other financial expenses, net	156	12	144

EBITDA	(8,500)	(9,392)	892

Stock-based compensation expenses	2,651	2,441	210

Revaluation of warrants	(1)	1,170	(1,171)

Non-GAAP adjusted loss	$(5,850)	$(5,781)	$(69)

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $5,011,000 in cash and cash equivalents compared to $3,718,000 at December 31, 2017.

We have experienced cumulative losses of $80,208,000 from inception (August 11, 2011) through June 30, 2018 and have a stockholders’ equity of $4,155,000 at June 30, 2018. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $58,469,000 as of June 30, 2018.

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

Cash Flows (in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30
	2018	2017
	$	$
Cash used in operating activities:	(4,794)	(5,826)
Cash used in investing activities:	53	(38)
Cash provided by financing activities:	6,034	8,669
	1,293	2,805

Net cash used in operating activities

Net cash used in operating activities was $4,794 for the six months ended June 30, 2018, a decrease of 17.7% compared to $5,826 used in operations for the same period in 2017. Cash used in operations decreased due to the increase in our gross profit.

Net cash used in investing activities

Net cash derived from investing activities was $53 for the six months ended June 30, 2018, an increase of 29% compared to cash used in investing activities of $38 for the same period in 2017. Cash derived from investing activities increased mainly due to maturity of short term bank deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $6,034 for the six months ended June 30, 2018, a decrease of 30% compared to $8,669 for the same period in 2017. During the six months ended June 30, 2018, we raised net proceeds of approximately $6,033 through our February 2018 and March 2018 private placements. During the six months ended June 30, 2017, we raised net proceeds of approximately $8,669. This decrease was due to a smaller amount of funds raised from the sale of our equity securities.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2018, we entered into Exchange Agreements with certain warrant holders who were issued warrants to purchase shares of common stock in March 2016 and January 2017. Pursuant to the terms of the exchange agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,020,357 shares of common stock for cancellation and received, as consideration for such cancellation, an aggregate of 636,752 restricted shares of common stock.

The securities issued pursuant to the foregoing are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering and the warrant holders are accredited investors.

Item 6. Exhibits.

No.	Description of Exhibit
10.1	Amendment to the Company’s Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 8, 2018		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

