Form 10-Q
period 2018-09-30
DarioHealth Corp.
filed 2018-11-13
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 9, 2018, the registrant had 25,936,165 shares of common stock outstanding.

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

3

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2018	2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,427	$3,718
Short-term bank deposits	184	258
Trade Receivables	374	282
Inventories	1,020	1,184
Other accounts receivable and prepaid expenses	523	604

Total current assets	13,528	6,046

LEASE DEPOSITS	47	42

PROPERTY AND EQUIPMENT, NET	758	869

Total assets	$14,333	$6,957

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2018	2017
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$2,203	$1,852
Deferred revenues	385	-
Other accounts payable and accrued expenses	1,334	1,163

Total current liabilities	3,922	3,015

LIABILITY RELATED TO WARRANTS	-	1

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at September 30, 2018 (unaudited) and December 31, 2017; Issued and Outstanding: 25,691,724 and 14,074,238 shares at September 30, 2018 (unaudited) and December 31, 2017, respectively	7	7
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2018 (unaudited) and December 31, 2017; Issued and Outstanding: 1,890,257 and 0 shares at September 30, 2018 (unaudited) and December 31, 2017, respectively	*)-	-
Additional paid-in capital	94,675	74,892
Accumulated deficit	(84,271)	(70,958)

Total stockholders' equity	10,411	3,941

Total liabilities and stockholders' equity	$14,333	$6,957

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	Unaudited		Unaudited

Revenues	$1,879	$1,375	$5,694	$3,592
Cost of revenues	1,411	1,099	4,152	2,850

Gross profit	468	276	1,542	742

Operating expenses:
Research and development	$997	$797	$2,749	$2,450
Sales and marketing	2,693	1,677	6,820	5,707
General and administrative	709	781	4,506	3,887

Total operating expenses	4,399	3,255	14,075	12,044

Operating loss	(3,931)	(2,979)	(12,533)	(11,302)

Financial income (expenses), net:
Revaluation of warrants	*)-	1	1	(1,169)
Other financial (expense) income, net	(132)	5	(288)	(7)

Total financial income (expenses), net	(132)	6	(287)	(1,176)

Net loss	$(4,063)	$(2,973)	$(12,820)	$(12,478)

Deemed dividend related to warrant exchange agreement	$-	$-	$493	$-
Net loss attributable to holders of Common Stock	$(4,063)	$(2,973)	$(13,313)	$(12,478)

Net loss per share

Basic and diluted loss per share	$(0.17)	$(0.30)	$(0.67)	$(1.40)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	23,533,328	9,950,443	19,733,291	8,931,460

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except stock and stock data)

	Common Stock		Preferred Stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount	capital	deficit	(deficiency)

Balance as of December 31, 2016	5,713,383	6	-	-	48,413	(54,960)	(6,541)
Issuance of Common Stock and warrants, net of issuance cost	3,754,770	1	-	-	9,469	-	9,470
Payment for executives and directors under Stock for Salary Program	271,880	*) -	-	-	707	-	707
Issuance of Common Stock to employees	474,880	*) -	-	-	1,514	-	1,514
Issuance of Common Stock to consultants and service provider	281,681	*) -	-	-	874	-	874
Reclassification of warrants from liability to equity on March 8, 2017	-	-	-	-	8,655	-	8,655
Exercise of options	91,855	*) -	-	-	*) -	-	*) -
Issuance of Preferred Stock, net of issuance cost	-	-	2,307,654	*) -	3,711	-	3,711
Issuance of Common stock in November 2017 warrant exchange agreement	1,039,676	*) -	-	-	-	-	*) -
Conversion of Preferred Stock to Common Stock	2,307,654	*) -	(2,307,654)	*) -	-	-	-
Deemed dividend related to Stock dividend	138,459	*) -	-	-	255	(255)	-
Stock-based compensation	-	-	-	-	1,294	-	1,294
Net loss	-	-	-	-	-	(15,743)	(15,743)

Balance as of December 31, 2017	14,074,238	$7	-	$-	$74,892	$(70,958)	$3,941

Payment for executives and directors under Stock for Salary Program	521,254	*) -	-	-	809	-	809
Issuance of Common Stock to consultants and service provider	309,411	*) -	-	-	431	-	431
Issuance of Common Stock and warrants, net of issuance cost	6,529,069	*) -	-	-	6,332	-	6,332
Issuance of Preferred Stock and warrants, net of issuance cost	-	-	3,124,337	*) -	9,269	-	9,269
Deemed dividend related to May 2018 warrant exchange agreement	636,752	-	-	-	493	(493)	-
Conversion of Preferred Stock to Common Stock	2,468,160		(1,234,080)	*) -	-	-	-
Issuance of Common Stock to directors and employees	1,152,840	*) -	-	-	1,786	-	1,786
Stock-based compensation	-	-	-	-	663	-	663
Net loss	-	-	-	-	-	(12,820)	(12,820)

Balance as of September 30, 2018 (unaudited)	25,691,724	$7	1,890,257	$ *) -	$94,675	$(84,271)	$10,411

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2018	2017
	Unaudited

Cash flows from operating activities:
Net loss	$(12,820)	$(12,478)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	3,284	3,062
Depreciation	160	155
Increase in trade receivables	(92)	(193)
Decrease (increase) in accounts receivables and prepaid expenses	81	(264)
Decrease (increase) in inventories	164	(36)
Increase in trade payables	351	171
Increase in other accounts payable and accrued expenses	457	191
Increase in deferred revenues	385	-
Change in fair value of warrants to purchase shares of Common Stock	(1)	1,169

Net cash used in operating activities	(8,031)	(8,223)

Cash flows from investing activities:
Maturity (investment) of (in) short-term bank deposits	74	(16)
Maturity (investment) in lease deposits	(5)	3
Purchase of property and equipment	(49)	(64)

Net cash provided by (used in) investing activities	20	(77)

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	15,720	13,469
Proceeds from exercise of options and warrants	-	(*-

Net cash provided by financing activities	15,720	13,469

Increase in cash and cash equivalents	7,709	5,169
Cash and cash equivalents at the beginning of the period	3,718	1,093

Cash and cash equivalents at the end of the period	$11,427	$6,262

Non-cash investing and financing activities:
Reclassification of warrants from liability to equity	$-	$8,655
Payment for directors, employees and service providers under Stock for Cash Program	$286	$183

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:- GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, DarioTM, also referred to as the DarioTM Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the DarioTM Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date and was dissolved at the end of 2017.

c.	During the nine months ended September 30, 2018, the Company incurred operating losses and negative cash flows from operating activities amounting to $12,533 and $8,031 respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

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

NOTE 3: - UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2018, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2018, and the Company's consolidated results of operations and the Company's consolidated cash flows for the nine months ended September 30, 2018. Results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4: - INVENTORIES

	September 30,	December 31,
	2018	2017
	Unaudited

Raw materials	$406	$323
Finished products	614	861

	$1,020	$1,184

During the nine months’ period ended September 30, 2018 and the year ended December 31, 2017, total inventory write-off expenses amounted to $33 and $190, respectively.

NOTE 5: - COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

NOTE 6:- STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	In January, April, June and July 2018, an aggregate of 521,254 shares of Common Stock were issued to certain members of the Board of Directors, executive officers and employees of the Company as consideration for a reduction in or waiver of cash salary, bonuses or fees owed to such individuals, totaling $809. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan").

b.	In January, 2018, 8,859 shares of Common Stock were issued in lieu of $15 to a service provider instead of cash owed for services provided during the fourth quarter of 2017. The shares were issued under the 2012 Plan.

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

In conjunction with these offerings the Company issued 32,250 shares of Common Stock to certain finders. The shares were issued under the 2012 Plan.

d.	In April and July 2018, the Company's Compensation Committee of the Board of Directors approved the grants of an aggregate of 184,969 shares of Common Stock in lieu of $296 owed to service providers and the grant of an option to purchase 164,567 shares of Common Stock in lieu of $263 owed to a service provider of the Company. 75,640 shares and the options were issued under the 2012 Plan.

e.	In May 2018, the Company entered into exchange agreements (each an "Exchange Agreement") with certain Company warrant holders who were granted warrants to purchase shares of Common Stock in March 2016 and January 2017. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 1,020,357 shares of Common Stock for cancellation and received, as consideration for such cancellation, an aggregate of 636,752 restricted shares of Common Stock creating a benefit to the warrant holders. As such the Company recorded a deemed dividend in the amount of $493.

f.	In June and July 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 1,152,840 shares to directors, officers, employees and consultants of the Company, and the grant of 244,000 and 21,000 options to employees and consultants of the Company, respectively, at an exercise price of $1.729 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year terms. All shares and options were issued under the 2012 Plan.

g.	On September 13, 2018 and September 26, 2018, the Company closed a private placements offerings consisting of 4,266,800 shares of the Company's Common Stock at $0.90 per share, 1,890,257 shares of the Company's newly designated Series D Convertible Preferred Stock (the "Series D Preferred Stock") at $3.60 per share, and warrants to purchase up to 9,462,272 shares of Common Stock, for aggregate gross proceeds of approximately $10,645 ($9,686 net of issuance expenses). The shares of Series D Preferred Stock are convertible into an aggregate of 7,561,028 shares of Common Stock based on a conversion price of $0.90 per share. Such conversion price is not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series D Preferred Stock are not

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:- STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

redeemable nor contingently redeemable. The holders of the Series D Preferred Stock will not be entitled to convert such preferred stock into shares of the Company's Common Stock until the Company obtains stockholder approval for such issuance and upon obtaining such stockholder approval shall automatically convert into shares of Common Stock. The holders of the Series D Preferred Stock do not possess any voting rights, but the Series D Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series D Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis. The warrants issued in the concurrent private placements are exercisable after the six-month anniversary of each respective closing and will expire on the 36-month anniversary of their issuance.

In conjunction with these offerings the Company issued 83,333 shares of Common Stock to certain finders.

h.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the nine-month period ended September 30, 2018 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,378,160	7.39	4.75	437
Options granted	429,567	1.07
Options exercised	-	-
Options expired	(47,065)	6.77
Options forfeited	(63,339)	3.14

Options outstanding at period end (unaudited)	1,697,323	5.97	4.41	470

Options vested and expected to vest at period end (unaudited)	1,548,658	6.14	4.38	470

Exercisable at period end (unaudited)	1,174,608	7.55	4.15	363

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6:- STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

As of September 30, 2018, the total amount of unrecognized stock-based compensation expense was approximately $726 which will be recognized over a weighted average period of 1.04 years.

The total compensation cost related to all of the Company's equity-based awards recognized during the nine-month period ended September 30, 2018 and 2017 was comprised as follows:

	Nine months ended September 30,
	2018	2017
	Unaudited

Cost of revenues	$99	$102
Research and development	347	206
Sales and marketing	497	515
General and administrative	2,341	2,239

Total stock-based compensation expenses	$3,284	$3,062

NOTE 7:- FINANCIAL EXPENSES, NET

	Nine months ended September 30,
	2018	2017
	Unaudited

Bank and credit card charges and commissions	$239	$9
Foreign currency translation adjustments	49	(2)
Change in fair value of warrants	(1)	1,169

Total financial expenses, net	$287	$1,176

NOTE 8:- SUBSEQUENT EVENTS

In October 2018, 244,441 shares of Common Stock were issued to certain members of the Board of Directors, executive officers and employees of the Company as consideration for a reduction in or waiver of cash salary and fees owed to such individuals. The shares were issued under the 2012 Plan.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into March 2020 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternation in our business plans and our business might fail.

Critical Accounting Policies

Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2017 (filed on March 19, 2018) with respect to our Critical Accounting Policies, which have not changed.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2018, amounted to $1,879 and $5,694, respectively, compared to $1,375 and $3,592 of revenues during the three and nine months ended September 30, 2017, representing an increase of 36.7% and 58.5%, respectively. The increase in revenues for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, are mainly as a result of an increase in the sales of our products, including our membership offering.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors.

In the United States, in the third quarter we have begun to offer to our customers membership plans, which include the supply of unlimited test strips subject to proven usage. In addition, we have also begun to generate revenues from care givers who have begun to use our DarioEngage platform to gain online and real-time access to their customers data while also providing them with additional connection capabilities with such customers.

In addition, we have recognized $335,000 and $385,000 as deferred revenue for the three and nine months ended September 30, 2018, respectively. We have deferred such amounts due to Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606), pursuant to which we are required to defer such revenue due to our 3, 6 and 12 months membership offerings to our customers.

Cost of Revenues

During the three and nine months ended September 30, 2018, we recorded costs related to revenues in the amount of $1,411 and $4,152, respectively, compared to $1,099 and $2,850 of recorded costs related to revenues during the three and nine months ended September 30, 2017, representing an increase of 28.4% and 45.7%, respectively. The increase in costs related to revenues in three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, are mainly as a result of an increase in the sales of our products during 2018.

For the three months ended September 30, 2018, cost of revenues as a percent of sales decreased to 72.9% from 75.1% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, cost of revenues as a percent of sales decreased to 79.3% from 79.9% for the nine months ended September 30, 2017. The decreases in the cost of revenues reflects an increase in the quantities of products sold while other manufacturing expenses increased only moderately.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2018, amounted to $468 (24.9% of revenues) and $1,542 (27.1% of revenues), respectively, compared to $276 (20.1% of revenues) and $742 (20.7% of revenues) during the three and nine months ended September 30, 2017. The increase in gross profit for the three months and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, are mainly as a result of an increase in the quantities of products sold while other manufacturing expenses increased only moderately while improving efficiencies.

Research and Development Expenses

Our research and development expenses increased by $200, or 25.1%, to $997 for the three months ended September 30, 2018, compared to $797 for the three months ended September 30, 2017, and increased by $299, or 12.2%, to $2,749 for the nine months ended September 30, 2018 compared to $2,450 for the nine months ended September 30, 2017. The third quarter increase for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was mainly due to increases in product and software development expenses. The third quarter increase for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was mainly due to increases in payroll and expenses related to share based compensation.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $1,016, or 60.6%, to $2,693 for the three months ended September 30, 2018, compared to $1,677 for the three months ended September 30, 2017, and increased by $1,113, or 19.5%, to $6,820 for the nine months ended September 30, 2018, compared to $5,707 for the nine months ended September 30, 2017. These increases were mainly due to expanding our sales and marketing activities in the United States, Australia, Germany and the United Kingdom, increases in costs of online marketing campaigns, costs related to marketing consultants and the costs associated with subcontractors and employee payroll.

For the three months ended September 30, 2018, sales and marketing expenses as a percent of sales increased to 143.3% from 122.0% for the three months ended September 30, 2017. For the nine months ended September 30, 2018, sales and marketing expenses as a percent of sales decreased to 119.8% from 158.9% for the nine months ended September 30, 2017. The increase for the three months ended September 30, 2018 is a result of increased marketing expenses due to an increase in payroll expenses and an increase in the costs of our digital marketing campaigns. The decrease for the nine months ended September 30, 2018 is a result of the Company increasing its recurring revenue from its product offerings.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $72, or 9.2%, to $709 for the three months ended September 30, 2018, compared to $781 for the three months ended September 30, 2017, and increased by $619, or 15.9%, to $4,506 for the nine months ended September 30, 2018, compared to $3,887 for the nine months ended September 30, 2017. The decrease for the three months ended September 30, 2018 was mainly due to a reduction in various general and administrative expenses, primarily relating to consulting services. The increase for the nine months ended September 30, 2018 was mainly due to an increase in share-based compensation following the grant of shares to board members and management during the second quarter of 2018, which were recorded as an expense of $1,612 in the second quarter.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income( Expenses), net

Our financial expenses for the three months ended September 30, 2018 were $132, an increase of 2300%, compared to finance income of $6 for the three months ended September 30, 2017. Our financial expenses for the nine months ended September 30, 2018 were $287 a decrease of 75.6%, compared to finance expenses of $1,176 for the nine months ended September 30, 2017. The increase in financial expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, is attributable mainly due to the increase in credit card fees, banking fees and expenses related to currency translation differences. The decrease in financial expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, is mainly attributable to the reduction in warrant evaluation expenses.

Financial expenses include mainly bank and credit card charges and foreign currency translation differences.

Net loss

Net loss increased by $1,090 or 36.7%, to $4,063 for the three months ended September 30, 2018, compared to a net loss of $2,973 for the three months ended September 30, 2017, and increased by $342, or 2.7%, to $12,820 for the nine months ended September 30, 2018, compared to $12,478 for the nine months ended September 30, 2017.

The increase in net loss for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was mainly due to an increase in our operating expenses, mainly sales and marketing expenses, and research and development expenses, partially offset by the increase in our gross profit. The increase in net loss for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was mainly due to the increase in operating expenses mainly our sales and marketing expenses, partially offset by an increase in the gross profit, and a decrease in financial expenses recorded in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $12,478 and $12,820 for the nine months ended September 30, 2018 and 2017, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30, (in thousands)
	2018	2017	$ Change

Net Loss Reconciliation
Net loss attributable to common stockholders	$(4,063)	$(2,973)	$(1,090)

Deemed dividend – related to Warrant Exchange Agreement	-	-

Net loss - as reported	(4,063)	(2,973)	(1,090)

Adjustments
Depreciation expense	59	54	5
Other financial expenses (income), net	132	(5)	137

EBITDA	(3,872)	(2,924)	(948)

Stock-based compensation expenses	633	621	12

Revaluation of warrants	-	1	(1)

Non-GAAP adjusted loss	$(3,239)	$(2,302)	$(937)

	Nine Months Ended September 30, (in thousands)
	2018	2017	$ Change

Net Loss Reconciliation
Net loss attributable to common stockholders	$(13,313)	$(12,478)	$(835)

Deemed dividend – related to Warrant Exchange Agreement	493	-	493

Net loss - as reported	(12,820)	(12,478)	(342)

Adjustments
Depreciation expense	160	155	5
Other financial expenses, net	287	7	280

EBITDA	(12,373)	(12,316)	(57)

Stock-based compensation expenses	3,284	3,062	222

Revaluation of warrants	(1)	1,169	(1,170)

Non-GAAP adjusted loss	$(9,090)	$(8,085)	$(1,005)

Liquidity and Capital Resources (dollar amounts in thousands)

As of September 30, 2018, we had approximately $11,427 in cash and cash equivalents compared to $3,718 at December 31, 2017.

We have experienced cumulative losses of $84,271 from inception (August 11, 2011) through September 30, 2018 and have a stockholders’ equity of $10,411 at September 30, 2018. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $68,156 as of September 30, 2018.

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

On March 31, 2017, we conducted a public offering, pursuant to which we issued and sold 1,450,000 shares of common stock for aggregate gross proceeds of $4,500.

Between August 16, 2017 and August 22, 2017, we executed securities purchase agreements with a total of 23 accredited and non-U.S. investors relating to two concurrent placement offerings consisting of 483,333 shares of our common stock at a purchase price of $1.80 per share and 2,307,654 shares of our designated Series B Preferred Stock at a purchase price of $1.80 per share, for aggregate gross proceeds of approximately $5,000. The closing of the offerings took place on August 22, 2017.

On February 28, 2018 and March 6, 2018, we closed two concurrent private placements offerings consisting of 2,262,269 shares of our common stock at $1.40 per share, 1,234,080 shares of our Series C Convertible Preferred Stock at $2.80 per share and warrants to purchase up to 3,784,351 shares of common stock for aggregate gross proceeds of approximately $6,623.

Between September 7, 2018 and September 22, 2018, we executed securities purchase agreements with a total of 35 accredited and non-U.S. investors relating to a private placement offering consisting of 4,266,800 shares of our common stock at $0.90 per share, 1,890,257 shares of our Series D Convertible Preferred Stock at $3.60 per share and warrants to purchase up to 9,462,272 shares of common stock for aggregate gross proceeds of approximately $10,645.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into March 2020 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

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

Cash Flows (in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30
	2018	2017
	$	$
Cash used in operating activities:	(8,031)	(8,223)
Cash used in investing activities:	20	(77)
Cash provided by financing activities:	15,720	13,469
	7,709	5,169

Net cash used in operating activities

Net cash used in operating activities was $8,031 for the nine months ended September 30, 2018, a decrease of 2.3% compared to $8,223 used in operations for the same period in 2017. Cash used in operations decreased due to the increase in our gross profit.

Net cash used in investing activities

Net cash derived from investing activities was $20 for the nine months ended September 30, 2018, an increase of 126% compared to cash used in investing activities of $77 for the same period in 2017. Cash derived from investing activities increased mainly due to maturity of short term bank deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $15,720 for the nine months ended September 30, 2018, an increase of 16.7% compared to $13,469 for the same period in 2017. During the nine months ended September 30, 2018, we raised net proceeds of approximately $15,720 through our September 2018, February 2018 and March 2018 private placements. During the nine months ended September 30, 2017, we raised net proceeds of approximately $13,469. This increase was due to a higher amount of funds raised from the sale of our equity securities.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2018, we issued an aggregate of 109,329 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 6, 2018).
3.2	Certificate of Elimination of Preferences, Rights and Limitations of Series A, B and C Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 6, 2018).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 6, 2018).
10.1	Form of Securities Purchase Agreement for the purchase of shares of Common Stock and Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 6, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2018		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

