Form 10-Q
period 2019-03-31
DarioHealth Corp.
filed 2019-05-13
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	DRIO	The Nasdaq Capital Market LLC
Warrants to purchase Common Stock	DRIOW	The Nasdaq Capital Market LLC

As of May 10, 2019, the registrant had 38,004,045 shares of common stock outstanding.

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

Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our launch and market penetration plans;

•	our ability to manufacture, market and generate sales of our Dario Smart Diabetes Management Solution;

•	our ability to commercialize DarioEngage;

•	our ability to develop, launch and commercialize Dario Intelligence;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws; and

•	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2018 (filed on March 25, 2019) entitled “Risk Factors” as well as in our other public filings.

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

3

DARIOHEALTH CORP. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,958	$10,997
Short-term restricted bank deposits	185	180
Trade Receivables	252	168
Inventories	1,924	1,377
Other accounts receivable and prepaid expenses	545	591

Total current assets	9,864	13,313

LEASE DEPOSITS	45	43

OPERATING LEASE RIGHT OF USE ASSET	792	-

PROPERTY AND EQUIPMENT, NET	732	733

Total assets	$11,433	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2019	2018
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$2,977	$2,574
Deferred revenues	1,296	736
Operating lease liability	267	-
Other accounts payable and accrued expenses	2,478	1,854

Total current liabilities	7,018	5,164

OPERATING LEASE LIABILITY	550	-

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value – Authorized: 160,000,000 shares at March 31, 2019 (unaudited) and December 31, 2018; Issued and Outstanding: 36,821,173 and 36,607,755 shares at March 31, 2019 (unaudited) and December 31, 2018, respectively	8	8
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2019 (unaudited) and December 31, 2018; Issued and Outstanding: None at March 31, 2019 (unaudited) and December 31, 2018	-	-
Additional paid-in capital	98,487	98,171
Accumulated deficit	(94,630)	(89,254)

Total stockholders' equity	3,865	8,925

Total liabilities and stockholders' equity	$11,433	$14,089

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31
	2019	2018
	Unaudited

Revenues	$2,242	$1,756
Cost of revenues	1,684	1,204

Gross profit	558	552

Operating expenses:
Research and development	$1,002	$742
Sales and marketing	3,946	1,864
General and administrative	973	861

Total operating expenses	5,921	3,467

Operating loss	(5,363)	(2,915)

Financial expenses, net:
Revaluation of warrants	-	(1)
Other financial expense, net	13	5

Total financial expenses, net	13	4

Net loss	$(5,376)	$(2,919)

Net loss attributable to holders of Common Stock	$(5,376)	$(2,919)

Net loss per share

Basic and diluted loss per share	$(0.15)	$(0.20)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	36,757,154	14,943,032

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity

Balance as of December 31, 2017	14,074,238	$7	-		$-	$74,892	$(70,958)	$3,941

Payment for executives and directors under Stock for Salary Program	102,548	*)-	-		-	161	-	161
Issuance of Common Stock to consultants and service provider	41,109	*)-	-		-	60	-	60
Issuance of Common Stock, net of issuance cost	2,262,269	*)-	-		-	2,865	-	2,865
Issuance of Preferred Stock, net of issuance cost	-	-	1,234,080		*)-	3,124	-	3,124
Stock-based compensation	-	-	-		-	139	-	139
Net loss	-	-	-		-	-	(2,919)	(2,919)

Balance as of March 31, 2018 (unaudited)	16,480,164	$7	1,234,080	$	*)-	$81,241	$(73,877)	$7,371

Balance as of December 31, 2018	36,607,775	$8	-		$-	$98,171	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	213,398	*)-	-		-	210	-	210
Stock-based compensation	-	-	-		-	106	-	106
Net loss	-	-	-		-	-	(5,376)	(5,376)

Balance as of March 31, 2019 (unaudited)	36,821,173	$8	-		$-	$98,487	$(94,630)	$3,865

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2019	2018
	Unaudited

Cash flows from operating activities:
Net loss	$(5,376)	$(2,919)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	257	230
Depreciation	46	53
Operating lease exchange rate differences	25	-
Decrease (increase) is trade receivables	(84)	82
Decrease (increase) in accounts receivables and prepaid expenses	46	38
Decrease (increase) in inventories	(547)	272
Increase (decrease) in trade payables	403	(740)
Increase in other accounts payable and accrued expenses	683	219
Deferred revenues	560	-
Change in fair value of warrants to purchase shares of Common Stock	-	(1)

Net cash used in operating activities	(3,987)	(2,766)

Cash flows from investing activities:
Maturities (investment) of short-term restricted bank deposit	(5)	70
Investment in lease deposits	(2)	(3)
Purchase of property and equipment	(45)	(12)

Net cash provided by (used in) investing activities	(52)	55

Cash flows from financing activities:
Proceeds from issuance of Common Stock and warrants, net of issuance cost	-	6,034

Net cash provided by financing activities	-	6,034

Increase (decrease) in cash and cash equivalents	(4,039)	3,323
Cash and cash equivalents at the beginning of the period	10,997	3,718

Cash and cash equivalents at the end of the period	$6,958	$7,041

Non-cash investing and financing activities:

Payment for directors and consultants under Shares for Salary Program	$59	$85

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1: -	GENERAL

a.	DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, Dario, also referred to as the Dario Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company (“LabStyle US”), which was established in 2014, however it has not started its operations to date and was dissolved at the end of 2017.

c.	During the three months ended March 31, 2019, the Company incurred operating losses and negative cash flows from operating activities amounting to $5,363 and $3,987, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product. According to management estimates, the Company has sufficient liquidity resources to continue its planned activity into January 2020.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's Common Stock and warrants were approved for listing on Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 are applied consistently in these unaudited interim consolidated financial statements, except for the below:

Revenue Recognition

The Company recognizes revenue when (or as) it satisfies performance obligations by transferring promised products or services to its customers in an amount that reflects the consideration the Company expects to receive. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company considers customer and distributers purchase orders to be the contracts with a customer. For each contract, the Company considers the promise to transfer tangible products and services, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. As the Company’s standard payment terms are less than one year, the contracts have no significant financing component. The Company allocates the transaction price to each distinct performance obligation based on their relative standalone selling price. Revenue from tangible products is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred. The Company's standard arrangements with its customers typically do not allow for rights of return.

Leases

Under ASU No. 2016-02, "Leases" (ASC 842), the Company determine if an arrangement is a lease at inception. Right-of-Use ("ROU") assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company consider only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company, with the assistant of third party valuation firm, determined the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company's condensed consolidated balance sheets.

b.	Adoption of new accounting principles

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (ASC 606). The standard replaced the revenue recognition guidance in U.S. GAAP under ASC 605, and was required to be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards”, which became effective for the Company beginning January 1, 2019. The Company adopted the standard using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements. See Note 5 for other information.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as a ROU asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard becomes effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets of $847 and operating lease liabilities of $847. The adoption did not impact the Company's beginning retained earnings, or prior year condensed consolidated statements of income and statements of cash flows. See Note 7 for further information on leases.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity—Equity Based Payments to Non-Employees,” and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The standard becomes effective for the Company beginning January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

c.	Recently issued accounting pronouncements, not yet adopted:

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement", which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2019, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2019, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three months ended March 31, 2019. Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

NOTE 4: -	INVENTORIES

	March 31,	December 31,
	2019	2018
	Unaudited

Raw materials	$826	$424
Finished products	1,098	953

	$1,924	$1,377

During the three months’ period ended March 31, 2019, and the year ended December 31, 2018, total inventory write-off expenses amounted to $6 and $190, respectively.

NOTE 5: -	REVENUE

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method and applied the standard to those contracts which were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605.

The following tables represent our total revenues for the three months ended March 31, 2019 and 2018 by product type (prior period amounts have not been adjusted under the modified retrospective method):

	March 31,	March 31,
	2019	2018
	Unaudited	Unaudited

Products	$1,682	$1,756
Services	560	-

	$2,242	$1,756

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -	REVENUE (Cont.)

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers before performance obligations primarily related services have been performed. Advance payments are received at the beginning of the service period and the related deferred revenues are reclassified to revenue ratably over the service period. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of reporting period.

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2019:

Balance, beginning of the period	$736
New performance obligations	806
Reclassification to revenue as a result of satisfying performance obligations	(246)
Balance, end of the period	$1,296

Because all performance obligations in the Company’s contracts with customers relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

NOTE 6: -	COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

NOTE 7: -	LEASES

At the beginning of fiscal 2019, the Company adopted ASC 842. The adoption of ASC 842 did not have a significant impact on the Company’s consolidated financial statements. Leases accounting remained substantially unchanged.

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2019 and 2022. Many leases include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	LEASES (Cont.)

The components of lease costs, lease term and discount rate are as follows:

Three Months Ended
March 31, 2019

Operating lease cost	$71

Weighted Average Remaining Lease Term
Operating leases	3.48 years

Weighted Average Discount Rate
Operating leases	7.23%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019:

Operating Leases
The remainder of 2019	$212
2020	263
2021	240
2022	204
Total undiscounted cash flows	919
Less imputed interest	102
Present value of lease liabilities	$817

Supplemental cash flow information related to leases are as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$878

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY

a.	In January 2019, 213,398 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals, totaling $210. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the "2012 Plan").

b.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three month period ended March 31, 2019, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,787,801	5.59	4.32	368
Options granted	-	-
Options exercised	-	-
Options expired	(47,823)	3.53
Options forfeited	(22,419)	1.91

Options outstanding at period end (unaudited)	1,717,559	5.66	4.08	350

Options vested and expected to vest at period end (unaudited)	1,573,257	5.69	4.08	349

Exercisable at period end (unaudited)	1,260,686	7.05	3.77	348

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount is impacted by the changes in the fair market value of the Common Stock.

As of March 31, 2019, the total amount of unrecognized stock-based compensation expense was approximately $458 which will be recognized over a weighted average period of 1 year.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the three month period ended March 31, 2019, and 2018 was comprised as follows:

	Three months ended March 31,
	2019	2018
	Unaudited
Cost of revenues	$14	$10
Research and development	45	42
Sales and marketing	49	44
General and administrative	149	134
Total stock-based compensation expenses	$257	$230

NOTE 9: -	FINANCIAL EXPENSES, NET

	Three months ended March 31,
	2019	2018
	Unaudited

Bank charges	$6	$2
Exchange rate differences from operating lease	25	-
Foreign currency translation adjustments	(18)	3
Change in fair value of warrants	-	(1)

Total financial expenses, net	$13	$4

NOTE 10: -	SUBSEQUENT EVENTS

a.	In April 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 1,032,144 shares to directors, officers, employees and consultants of the Company, and the grant of 675,698 options to employees and consultants of the Company, respectively, at exercise prices of $0.72 and $0.77 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year terms. All options were issued under the 2012 Plan.

b.	In April 2019, the Company's Compensation Committee of the Board of Directors approved the grants of 142,624 shares to officers of the Company in lieu of performance bonuses owed to such officers totaling $143.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We commenced a commercial launch of our free application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario solution (including the app and the Dario Blood Glucose Monitoring System) in selected jurisdictions in March 2014. We continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, and during 2015 in Australia, Israel and Canada, with the goal of collecting customer feedback to refine our longer-term roll-out strategy. We are consistently adding new additional features and functionality in making Dario the new standard of care in diabetes data management.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into January 2020 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alterations in our business plans and our business might fail.

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2018 (filed on March 25, 2019) with respect to our Critical Accounting Policies. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2019, amounted to $2,242, an increase of 27.7% compared to $1,756 of revenues during the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly as a result of an increase in the sales of our products including our membership offering.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself and the membership offering, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three months ended March 31, 2019, we recorded cost of revenues in the amount of $1,684, an increase of 40% as compared to $1,204 of recorded cost of revenues during the three months ended March 31, 2018. The increase in cost of revenues in three months ended March 31, 2019, compared to the three months ended March 31, 2018, are mainly as a result of an increase in the sales of our products in the first quarter of 2019.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2019, amounted to $558 (24.9% of revenues) compared to $552 (31.4% of revenues) during the three months ended March 31, 2018. The increase in gross profit for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly as a result of the increase in product sales partially offset by the deferral of a portion of the revenues generated from our membership offering.

Research and Development Expenses

Our research and development expenses increased by $260, or 35% to $1,002 for the three months ended March 31, 2019, compared to $742 for the three months ended March 31, 2018. This increase was mainly due to increases in salaries, and other research and development costs relating primarily to software development.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $2,082, or 112% to $3,946 for the three months ended March 31, 2019, compared to $1,864 for the three months ended March 31, 2018. These increases were mainly due to an increase in our headcount related to our sales and marketing activities in the U.S. and an increase in costs of online marketing campaigns.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $112, or 13%, to $973 for the three months ended March 31, 2019, compared to $861 for the three months ended March 31, 2018. This increase was mainly due to an increase in various consulting and services expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial expenses for the three months ended March 31, 2019, were $13, an increase of 225% compared to finance expenses of $4 for three months ended March 31, 2018. This increase was mainly due to the first time inclusion of lease liability translation differences partially offset by other translation differences.

Financial expenses include mainly bank charges, lease liability translation differences and foreign currency translation differences.

Net loss

Net loss increased by $2,457, or 84%, to $5,376 for the three months ended March 31, 2019, compared to a net loss of $2,919 for the three months ended March 31, 2018.

The increase in net loss for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was mainly due to the increase in our operating expenses.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $5,376 and $2,919 for the three months ended March 31, 2019 and 2018, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31, (in thousands)
	2019	2018	$ Change

Net Loss Reconciliation
Net loss attributable to common stockholders – as reported	$(5,376)	$(2,919)	$(2,457)

Adjustments
Depreciation expense	46	53	(7)
Other financial expenses, net	13	4	9

EBITDA	(5,317)	(2,862)	(2,455)

Stock-based compensation expenses	257	230	27
Revaluation of warrants	-	(1)	1

Non-GAAP adjusted loss	$(5,060)	$(2,633)	$(2,427)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of March 31, 2019, we had approximately $6,958 in cash and cash equivalents compared to $10,997 at December 31, 2018.

We have experienced cumulative losses of $94,630 from inception (August 11, 2011) through March 31, 2019 and have a stockholders’ equity of $3,865 at March 31, 2019. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $71,179 as of March 31, 2019.

On February 28, 2018 and March 6, 2018, we closed two concurrent private placements offerings consisting of 2,262,269 shares of our common stock at $1.40 per share, 1,234,080 shares of our Series C Convertible Preferred Stock at $2.80 per share and warrants to purchase up to 3,784,351 shares of common stock for aggregate gross proceeds of approximately $6,623.

On September 13, 2018 and September 26, 2018, we closed two concurrent private placements offerings consisting of 4,266,800 shares of our common stock at $0.90 per share, 1,890,257 shares of our Series D Convertible Preferred Stock at $3.60 per share, and warrants to purchase up to 9,462,272 shares of common stock at an exercise price of $1.25 per share, for aggregate gross proceeds of approximately $10,645.

On December 13, 2018 and December 27, 2018, we closed a private placement offering of 3,050,000 shares of our common stock at a purchase price of $1.00 per share and warrants to purchase up to 3,050,000 shares of our common stock at an exercise price of $1.25 per share, for aggregate gross proceeds of approximately $3,050.

According to our management’s estimates, based on our budget and our commercial sales, we believe that we will have sufficient resources to continue our activity into January 2020 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2019	2018
	$	$
Cash used in operating activities:	(3,987)	(2,766)
Cash provided by (used in) investing activities:	(52)	55
Cash provided by financing activities:	-	6,034
	(4,039)	3,323

Net cash used in operating activities

Net cash used in operating activities was $3,987 for the three months ended March 31, 2019, an increase of 44% compared to $2,766 used in operations for the same period in 2018. Cash used in operations increased due to the increase in our operating loss.

Net cash used in investing activities

Net cash used for investing activities was $52 for the three months ended March 31, 2019, an increase of 195% compared to cash derived from investing activities of $55 for the same period in 2018. Cash used for investing activities increased mainly due to investments in property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2019, a decrease of 100% compared to $6,034 for the same period in 2018. During the three months ended March 31, 2018, we raised net proceeds of approximately $6,034. This decrease was due to the fact that no funds were raised from the sale of our equity securities during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2019		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

