Form 10-Q
period 2019-06-30
DarioHealth Corp.
filed 2019-08-13
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, the registrant had 43,601,280 shares of common stock outstanding.

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

3

DARIOHEALTH CORP. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,986	$10,997
Restricted bank deposits	186	180
Trade Receivables	278	168
Inventories	1,819	1,377
Other accounts receivable and prepaid expenses	553	591

Total current assets	10,822	13,313

LEASE DEPOSITS	44	43

OPERATING LEASE RIGHT OF USE ASSET	749	-

PROPERTY AND EQUIPMENT, NET	711	733

Total assets	$12,326	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2019	2018
	Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$2,384	$2,574
Deferred revenues	1,398	736
Operating lease liability	277	-
Other accounts payable and accrued expenses	1,664	1,854

Total current liabilities	5,723	5,164

OPERATING LEASE LIABILITY	509	-

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value – Authorized: 160,000,000 shares at June 30, 2019 (unaudited) and December 31, 2018; Issued and Outstanding: 42,859,386 and 36,607,755 shares at June 30, 2019 (unaudited) and December 31, 2018, respectively	8	8
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2019 (unaudited) and December 31, 2018; Issued and Outstanding: None at June 30, 2019 (unaudited) and December 31, 2018	-	-
Additional paid-in capital	106,098	98,171
Accumulated deficit	(100,012)	(89,254)

Total stockholders' equity	6,094	8,925

Total liabilities and stockholders' equity	$12,326	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	Unaudited		Unaudited

Revenues	$1,651	$2,059	$3,893	$3,815
Cost of revenues	1,325	1,537	3,009	2,741

Gross profit	326	522	884	1,074

Operating expenses:
Research and development	$991	$1,010	$1,993	$1,752
Sales and marketing	2,993	2,369	6,939	4,233
General and administrative	1,704	2,936	2,677	3,797

Total operating expenses	5,688	6,315	11,609	9,782

Operating loss	(5,362)	(5,793)	(10,725)	(8,708)

Financial expenses, net:
Revaluation of warrants	-	*)-	-	1
Other financial expense, net	(20)	(45)	(33)	(50)

Total financial expenses, net	(20)	(45)	(33)	(49)

Net loss	$(5,382)	$(5,838)	$(10,758)	$(8,757)

Deemed dividend related to warrant exchange	$-	$493	$-	$493
Net loss attributable to holders of Common Stock	$(5,382)	$(6,331)	$(10,758)	$(9,250)

Net loss per share

Basic and diluted loss per share	$(0.13)	$(0.32)	$(0.27)	$(0.52)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	42,519,825	19,801,891	39,654,408	17,758,064

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

					Additional		Total
	Common Stock		Preferred Stock		paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount	capital	deficit	equity

Balance as of December 31, 2018	36,607,775	$8	-	$-	$98,171	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	213,398	*)-	-	-	210	-	210
Stock-based compensation	-	-	-	-	106	-	106
Net loss	-	-	-	-	-	(5,376)	(5,376)

Balance as of March 31, 2019 (unaudited)	36,821,173	$8	-	$-	$98,487	$(94,630)	3,865

Payment for executives under Stock for Salary Program	142,624	*)-	-	-	141	-	141
Exercise of Options	8,104	*)-	-	-	*)-	-	-
Public Offering	4,855,341				6,558	-	6,558
Issuance of Common Stock to directors and employees	1,032,144	*)-	-	-	795		795
Stock-based compensation	-	-	-	-	117	-	117
Net loss	-	-	-	-	-	(5,382)	(5,382)

Balance as of June 30, 2019 (unaudited)	42,859,386	$8	-	$-	$106,098	$(100,012)	$6,094

*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity

Balance as of December 31, 2017	14,074,238	$7	-		$-	$74,892	$(70,958)	$3,941

Payment for executives and directors under Stock for Salary Program	102,548	*)-	-		-	161	-	161
Issuance of Common Stock to consultants and service provider	41,109	*)-	-		-	60	-	60
Issuance of Common Stock, net of issuance cost	2,262,269	*)-	-		-	2,865	-	2,865
Issuance of Preferred Stock, net of issuance cost	-	-	1,234,080		*)-	3,124	-	3,124
Stock-based compensation	-	-	-		-	139	-	139
Net loss	-	-	-		-	-	(2,919)	(2,919)

Balance as of March 31, 2018 (unaudited)	16,480,164	$7	1,234,080	$	*)-	$81,241	$(73,877)	7,371

Payment for executives and directors under Stock for Salary Program	272,837	*)-	-		-	436	-	436
Issuance of Common Stock to consultants and service provider	75,640	*)-	-		-	118	-	118
Deemed dividend related to May 2018 warrant exchange	636,752					493	(493)	-
Conversion of Preferred Stock to Common Stock	2,468,160		(1,234,080)		*)-	-	-	-
Issuance of Common Stock to directors and employees	1,147,840	*)-	-		-	1,779		1,779
Stock-based compensation	-	-	-		-	289	-	289
Net loss	-	-	-		-	-	(5,838)	(5,838)

Balance as of June 30, 2018 (unaudited)	21,081,393	$7	-	$	*)-	$84,356	$(80,208)	$4,155

*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2019	2018
	Unaudited

Cash flows from operating activities:
Net loss	$(10,758)	$(8,757)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	1,310	2,651
Depreciation	93	101
Amortization of operating lease right of use	130	-
Increase is trade receivables	(110)	(66)
Decrease in accounts receivables and prepaid expenses	38	47
Decrease (increase) in inventories	(442)	16
Increase (decrease) in trade payables	(190)	226
Increase (decrease) in other accounts payable and accrued expenses	(131)	939
Increase in deferred revenues	662	50
Change in operating lease liability	(93)	-
Change in fair value of warrants to purchase shares of Common Stock	-	(1)

Net cash used in operating activities	(9,491)	(4,794)

Cash flows from investing activities:
Maturities (investment) of restricted bank deposit	(6)	76
Investment in lease deposits	(1)	-
Purchase of property and equipment	(71)	(23)

Net cash provided by (used in) investing activities	(78)	53

Cash flows from financing activities:
Proceeds from issuance of Common Stock, Preferred Stock and warrants, net of issuance cost	6,558	6,034

Net cash provided by financing activities	6,558	6,034

Increase (decrease) in cash and cash equivalents	(3,011)	1,293
Cash and cash equivalents at the beginning of the period	10,997	3,718

Cash and cash equivalents at the end of the period	$7,986	$5,011

Non-cash investing and financing activities:

Payment for directors and consultants under Shares for Salary Program	$59	$201

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except stock and stock data)

NOTE 1: -	GENERAL

a.

DarioHealth Corp. (formerly LabStyle Innovations Corp.) (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011.

Dario Health is a leading Global Digital Therapeutics (DTx) company revolutionizing the way people with chronic conditions manage their health. By delivering personalized evidence-based interventions that are driven by precision data analytics, high quality software, and personalized coaching, DarioHealth has developed a novel approach that empowers individuals to adjust their lifestyle in a unique and holistic way.

DarioHealth’s cross-functional team operates at the intersection of life sciences, behavioral science, and software technology to deliver seamlessly integrated and highly engaging digital therapeutics interventions. Being one of the highest rated diabetes solutions, its user-centric approach is loved by tens of thousands of customers around the globe. DarioHealth is rapidly expanding its solutions for additional chronic conditions such as hypertension and moving into new geographic markets.

DarioHealth’s digital therapeutic platform has been designed with a ‘user-first’ strategy, focusing on the user’s needs first and foremost, and user experience and satisfaction. User satisfaction is constantly measured and drives, all company processes, including our technology design.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

c.	During the six months ended June 30, 2019, the Company incurred operating losses and negative cash flows from operating activities amounting to $10,725 and $9,491, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	On March 4, 2016, the Company's common stock (the “Common Stock”) and warrants were approved for listing on Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.

The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 are applied consistently in these unaudited interim consolidated financial statements, except for the below:

Effective as of January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (ASC 606) and ASU No. 2016-02,  “Leases” (ASC 842). For further information refer to Note 2b.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except stock and stock data)

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Adoption of new accounting principles

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606. The standard replaced the revenue recognition guidance in U.S. generally accepted accounting principles under ASC 605, and was required to be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional ASUs related to ASU No. 2014-09, collectively referred to as the “new revenue standards”, which became effective for the Company beginning January 1, 2019. The Company adopted the standard using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements. See Note 5 for further information.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard becomes effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except stock and stock data)

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets and operating lease liabilities of $847. The adoption did not impact the Company's beginning retained earnings, or prior year condensed consolidated statements of comprehensive loss and statements of cash flows. See Note 7 for further information on leases.

Under ASU No. 2016-02, “Leases” (ASC 842), the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index. As most of the Company's leases do not provide an implicit rate, the Company, with the assistance of a third party valuation firm, determined the incremental borrowing rate in determining the present value of lease payments. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease ROU assets, current and non-current operating lease liabilities, on the Company's condensed consolidated balance sheets.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326), to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2019, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2019, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three and six months ended June 30, 2019. Results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except stock and stock data)

NOTE 4: -	INVENTORIES

	June 30,	December 31,
	2019	2018
	Unaudited

Raw materials	$602	$424
Finished products	1,217	953

	$1,819	$1,377

During the six months’ period ended June 30, 2019, and the year ended December 31, 2018, total inventory write-off expenses amounted to $0 and $190, respectively.

NOTE 5: -	REVENUE

On January 1, 2019, the Company adopted ASC 606 using the modified retrospective method and applied the standard to those contracts which were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605.

The following tables represent our total revenues for the three and six months ended June 30, 2019 and 2018 by product type (prior period amounts have not been adjusted under the modified retrospective method):

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	Unaudited		Unaudited

Products	$1,235	$2,059	$3,071	$3,815
Services	416	-	822	-

	1,651	2,059	3,893	3,815

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

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2019:

Balance, beginning of the period	$736
New performance obligations	2,011
Reclassification to revenue as a result of satisfying performance obligations	(1,349)
Balance, end of the period	$1,398

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

The components of lease costs, lease term and discount rate are as follows:

Six Months Ended
June 30, 2019

Lease cost
Operating lease cost	$133
Short term lease cost	19
Variable lease cost	37
Total lease cost	189

Weighted Average Remaining Lease Term
Operating leases	3.23 years

Weighted Average Discount Rate
Operating leases	7.23%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019:

Operating Leases
The remainder of 2019	$146
2020	276
2021	246
2022	209
Total undiscounted cash flows	877
Less imputed interest	(91)
Present value of lease liabilities	$786

Supplemental cash flow information related to leases are as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$878

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY

a.

In January and April 2019, 356,022 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary, bonuses or fees owed to such individuals, totaling $351. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”).

b.

In April 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 1,032,144 shares to directors, officers, employees and consultants of the Company, and the grant of 584,698 options to employees and consultants of the Company, respectively, at exercise prices of $0.72 and $0.77 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year terms. All options were issued under the 2012 Plan.

c.

On May 24, 2019, the Company closed a public offering (the “2019 Public Offering”) of (i) 4,855,341 shares of Common Stock, at a price of $0.60 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 7,175,525 shares of Common Stock, for aggregate consideration of $6,558, net of issuance expenses.

The Pre-Funded Warrants was sold at a public offering price of $0.5999 per Pre-Funded Warrant, which represents the per share public offering price per Share, less a $0.0001 per share exercise price for each such Pre-Funded Warrant. The shares and Pre-Funded Warrants were offered, issued and sold pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The Pre-Funded Warrants have been accounted for as equity instruments.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with any group that the holder is a member, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may terminate, increase or decrease this percentage by providing at least 61 days’ prior notice to the Company. A holder of Pre-Funded Warrants is also subject to a limitation on exercise of the Pre-Funded Warrant if such exercise would result in such holder, together with any group that the holder is a member, beneficially owning more 19.99% of the number of shares of common stock outstanding immediately before giving effect to such exercise, unless shareholder approval is obtained.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY (Cont.)

d.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the six month period ended June 30, 2019, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$

Options outstanding at beginning of year	1,787,801	5.59	4.32	368
Options granted	584,698	0.73
Options exercised	(8,104)	0.00
Options expired	(61,182)	4.36
Options forfeited	(55,588)	1.58

Options outstanding at period end (unaudited)	2,247,625	4.47	4.33	217

Options vested and expected to vest at period end (unaudited)	2,015,682	4.58	4.30	216

Exercisable at period end (unaudited)	1,309,145	6.88	3.55	348

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2019, the total amount of unrecognized stock-based compensation expense was approximately $561 which will be recognized over a weighted average period of 1.29 year.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended June 30,
	2019	2018

Volatility	85.53%-90.82%	85.99%-105.38%
Risk-free interest rate	2.26%-2.28%	2.66%-2.77%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-5.94

The total compensation cost related to all of the Company's equity-based awards recognized during the six month period ended June 30, 2019, and 2018 was comprised as follows:

	Six months ended June 30,
	2019	2018
	Unaudited
Cost of revenues	$57	$83
Research and development	111	299
Sales and marketing	95	280
General and administrative	1,047	1,989
Total stock-based compensation expenses	$1,310	$2,651

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS U.S. dollars in thousands (except stock and stock data)

NOTE 9: -	FINANCIAL EXPENSES, NET

	Six months ended June 30,
	2019	2018
	Unaudited

Bank charges	$14	$7
Foreign currency translation adjustments	19	42

Total financial expenses, net	$33	$49

NOTE 10: -	SUBSEQUENT EVENTS

a.	In July 2019, 741,894 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary, fees and bonuses owed to such individuals, totaling $445. The shares were issued under the 2012 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following financial data in this narrative are expressed in thousands, except for stock and stock data or as otherwise noted.

We are a leading Global Digital Therapeutics (DTx) company revolutionizing the way people manage their health across the chronic condition spectrum by delivering evidence-based interventions that are driven by precision data analytics, high quality software, and personalized coaching. We have developed a novel approach that empowers individuals to adjust their lifestyle in a unique and holistic way. Our cross-functional team operates at the intersection of life science, behavioral science, and software technology to deliver seamlessly integrated and highly engaging therapeutic interventions. Already one of the highest-rated diabetes solutions, its user-centric approach is loved by tens of thousands of customers around the globe. We are rapidly expanding solutions for additional chronic conditions such as hypertension, using a performance-based approach to improve the health of users managing chronic disease.

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

Results of Operations

Comparison of the six months ended June 30, 2019 and 2018 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2019, amounted to $1,651 and $3,893, respectively, compared to revenues of $2,059 and $3,815 during the three and six months ended June 30, 2018, representing a decrease of 20% and an increase of 2%, respectively. The decrease in revenues for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is due to a decrease in our direct to consumer (“D2C”) acquisition in the second quarter of 2019, and an increase in our provision for deferred income. The decision to decrease D2C acquisition is a result of our efforts to shift resources from direct to consumer sales to sales through business to business channels that are with lower cost per acquisition. The increase in revenues for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is mainly as a result of higher revenues in the first quarter of 2019 compared to the first quarter of 2018.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself and the membership offering, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and distributors.

Cost of Revenues

During the three and six months ended June 30, 2019, we recorded costs related to revenues in the amount of $1,325 and $3,009 respectively, compared to recorded costs related to revenues of $1,537 and $2,741 during the three and six months ended June 30, 2018, representing a decrease of 14% and an increase of 10%, respectively. The decrease in costs related to revenues in the three months ended June 30, 2019, compared to three months ended June 30, 2018, is mainly a result of a decrease in the sales of our products during that period. The increase in costs related to revenues in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is mainly as a result of an increase in the sales of our products during the first quarter of 2019.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2019, amounted to $326 (19.7% of revenues) and $884 (22.7% of revenues), respectively, compared to $522 (25.4% of revenues) and $1,074 (28.2% of revenues) during the three and six months ended June 30, 2018. The decrease in gross profit for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is mainly as a result of the decrease in product sales in the second quarter and the deferral of a portion of the revenues generated from our membership offering.

Research and Development Expenses

Our research and development expenses decreased by $19, or 2%, to $991 for the three months ended June 30, 2019, compared to $1,010 for the three months ended June 30, 2018, and increased by $241, or 14%, to $1,993 for the six months ended June 30, 2019 compared to $1,752 for the six months ended June 30, 2018. The second quarter decrease for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was mainly due to decreases in stock-based compensation, mostly offset by an increase in payroll and other research and development costs relating primarily to product development. The second quarter increase for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was mainly due to increases in payroll and other research and development costs relating primarily to product development.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $624, or 26%, to $2,993 for the three months ended June 30, 2019, compared to $2,369 for the three months ended June 30, 2018, and increased by $2,706, or 64%, to $6,939 for the six months ended June 30, 2019, compared to $4,233 for the six months ended June 30, 2018. These increases were mainly due to expanding our sales and marketing activities in the United States, increases in costs of online marketing campaigns, and the costs associated with employee payroll.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $1,232, or 42%, to $1,704 for the three months ended June 30, 2019, compared to $2,936 for the three months ended June 30, 2018, and decreased by $1,120, or 29%, to $2,677 for the six months ended June 30, 2019, compared to $3,797 for the six months ended June 30, 2018. These decreases were mainly due to decreases in share-based compensation.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses for the three months ended June 30, 2019, were $20, representing a decrease of 56%, compared to finance expenses of $45 for the three months ended June 30, 2018. Our financial expenses for the six months ended June 30, 2019, were $33, representing a decrease of 33%, compared to finance expenses $49 for the six months ended June 30, 2018. The decreases in financial expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, and for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, are mainly attributable to differences in foreign currency translation expenses.

Financial expenses include mainly bank charges, lease liability translation differences and foreign currency translation differences.

Net loss

Net loss decreased by $456, or 8%, to $5,382 for the three months ended June 30, 2019, compared to a net loss of $5,838 for the three months ended June 30, 2018, and increased by $2,001, or 22.9%, to $10,758 for the six months ended June 30, 2019, compared to $8,757 for the six months ended June 30, 2018.

The decrease in net loss for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was mainly due to a decrease in our operating expenses recorded in the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in net loss for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was mainly due to the increase in operating expenses recorded in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $10,758 and $8,757 for the six months ended June 30, 2019, and 2018, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30, (in thousands)
	2019	2018	$ Change

Net Loss Reconciliation
Net loss attributable to common stockholders – as reported	$(5,382)	$(6,331)	$949

Deemed dividend – related to warrant exchange		493	(493)

Net Loss as reported	(5,382)	(5,838)	456

Adjustments
Depreciation expense	47	48	(1)
Other financial expenses, net	20	45	(25)

EBITDA	(5,315)	(5,745)	430

Stock-based compensation expenses	1,053	2,421	(1,368)
Revaluation of warrants	-	(* -	(* -

Non-GAAP adjusted loss	$(4,262)	$(3,324)	$(938)

	Six Months Ended June 30, (in thousands)
	2019	2018	$ Change

Net Loss Reconciliation
Net loss attributable to common stockholders – as reported	$(10,758)	$(9,250)	$(1,508)

Deemed dividend – related to warrant exchange		493	(493)

Net Loss as reported	(10,758)	(8,757)	(2,001)

Adjustments
Depreciation expense	93	101	(8)
Other financial expenses, net	33	50	(17)

EBITDA	(10.632)	(8,606)	(2,026)

Stock-based compensation expenses	1,310	2,651	(1,341)
Revaluation of warrants		(1)	1

Non-GAAP adjusted loss	$(9,322)	$(5,956)	$(3,366)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of June 30, 2019, we had approximately $7,986 in cash and cash equivalents compared to $10,997 at December 31, 2018.

We have experienced cumulative losses of $100,012 from inception (August 11, 2011) through June 30, 2019, and have a stockholders’ equity of $6,094 at June 30, 2019. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern.”

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $77,737 as of June 30, 2019.

On May 24, 2019, the Company closed on its a firm commitment, underwritten public offering consisting of 4,855,341 shares of common stock and pre-funded warrants to purchase 7,175,525 shares of its common stock, pursuant to an underwriting agreement entered into with Craig-Hallum Capital Group LLC, as representative of the underwriters. The shares of common stock were sold at a public offering price of $0.60 per share and the pre-funded warrants were sold at a public offering price of $0.5999, for aggregate gross proceeds of approximately $6,558.

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

According to our management’s estimates, based on our budget and our commercial sales, we believe that we will have sufficient resources to continue our activity into April 2020 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2019	2018
	$	$
Cash used in operating activities:	(9,491)	(4,794)
Cash provided by (used in) investing activities:	(78)	53
Cash provided by financing activities:	6,558	6,034
	(3,011)	1,293

Net cash used in operating activities

Net cash used in operating activities was $9,491 for the six months ended June 30, 2019, an increase of 98% compared to $4,794 used in operations for the same period in 2018. Cash used in operations increased due to the increase in our operating loss, and a decrease in trade payables, other accounts payables and accrued expenses.

Net cash used in investing activities

Net cash used for investing activities was $78 for the six months ended June 30, 2019, an increase of 247% compared to cash derived from investing activities of $53 for the same period in 2018. Cash used for investing activities increased mainly due to investments in property and equipment and investments in restricted cash.

Net cash provided by financing activities

Net cash provided by financing activities was $6,558 for the six months ended June 30, 2019, an increase of 9% compared to $6,034 for the same period in 2018. This increase was due to a higher amount of funds raised from the sale of our equity securities.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 6. Exhibits.

No.	Description of Exhibit

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2019).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2019		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

