Form 10-Q
period 2019-09-30
DarioHealth Corp.
filed 2019-10-28
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, the registrant had 43,696,840 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

UNAUDITED

F-1

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2019	2018
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,585	$10,997
Restricted bank deposits	189	180
Trade Receivables	519	168
Inventories	1,473	1,377
Other accounts receivable and prepaid expenses	392	591

Total current assets	7,158	13,313

LEASE DEPOSITS	52	43

OPERATING LEASE RIGHT OF USE ASSET	719	-

PROPERTY AND EQUIPMENT, NET	674	733

Total assets	$8,603	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

F - 2

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2019	2018
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$1,406	$2,574
Deferred revenues	1,311	736
Operating lease liability	287	-
Other accounts payable and accrued expenses	1,215	1,854

Total current liabilities	4,219	5,164

OPERATING LEASE LIABILITY	477	-

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value – Authorized: 160,000,000 shares at September 30, 2019 (unaudited) and December 31, 2018; Issued and Outstanding: 43,683,840 and 36,607,755 shares at September 30, 2019 (unaudited) and December 31, 2018, respectively	8	8
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2019 (unaudited) and December 31, 2018; Issued and Outstanding: None at September 30, 2019 (unaudited) and December 31, 2018	-	-
Additional paid-in capital	106,716	98,171
Accumulated deficit	(102,817)	(89,254)

Total stockholders' equity	3,907	8,925

Total liabilities and stockholders' equity	$8,603	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

F - 3

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	Unaudited		Unaudited
Revenues	$1,868	$1,879	$5,761	$5,694
Cost of revenues	995	1,411	4,004	4,152

Gross profit	873	468	1,757	1,542

Operating expenses:
Research and development	$859	$997	$2,852	$2,749
Sales and marketing	1,865	2,816	8,804	7,049
General and administrative	948	709	3,625	4,506

Total operating expenses	3,672	4,522	15,281	14,304

Operating loss	(2,799)	(4,054)	(13,524)	(12,762)

Financial expenses, net:
Revaluation of warrants	-	*)-	-	1
Other financial expense, net	(6)	(9)	(39)	(59)

Total financial expenses, net	(6)	(9)	(39)	(58)

Net loss	$(2,805)	$(4,063)	$(13,563)	$(12,820)

Deemed dividend related to warrant exchange	$-	$-	$-	$493
Net loss attributable to holders of Common Stock	$(2,805)	$(4,063)	$(13,563)	$(13,313)

Net loss per share

Basic and diluted loss per share	$(0.06)	$(0.17)	$(0.28)	$(0.67)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	50,730,253	23,533,328	49,101,850	19,733,291

The accompanying notes are an integral part of the consolidated financial statements.

F - 4

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

					Additional		Total
	Common Stock		Preferred Stock		paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance as of December 31, 2018	36,607,775	$8	-	$-	$98,171	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	213,398	*)-	-	-	210	-	210
Stock-based compensation	-	-	-	-	106	-	106
Net loss	-	-	-	-	-	(5,376)	(5,376)

Balance as of March 31, 2019 (unaudited)	36,821,173	$8	-	$-	$98,487	$(94,630)	$3,865

Payment for executives under Stock for Salary Program	142,624	*)-	-	-	141	-	141
Exercise of Options	8,104	*)-	-	-	*)-	-	-
Public Offering	4,855,341	*)-	-	-	6,558	-	6,558
Issuance of Common Stock to directors and employees	1,032,144	*)-	-	-	795	-	795
Stock-based compensation	-	-	-	-	117	-	117
Net loss	-	-	-	-	-	(5,382)	(5,382)

Balance as of June 30, 2019 (unaudited)	42,859,386	$8	-	$-	$106,098	$(100,012)	$6,094

Payment for executives under Stock for Salary Program	741,894	-	-	-	445	-	445
Issuance of Common Stock to consultants and service provider	82,560	-	-	-	55	-	55
Stock-based compensation	-	-	-	-	118	-	118
Net loss	-	-	-	-	-	(2,805)	(2,805)

Balance as of September 30, 2019 (unaudited)	43,683,840	$8	-	$-	$106,716	$(102,817)	$3,907

*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

F - 5

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2017	14,074,238	$7	-		$-	$74,892	$(70,958)	$3,941

Payment for executives and directors under Stock for Salary Program	102,548	*)-	-		-	161	-	161
Issuance of Common Stock to consultants and service provider	41,109	*)-	-		-	60	-	60
Issuance of Common Stock, net of issuance cost	2,262,269	*)-	-		-	2,865	-	2,865
Issuance of Preferred Stock, net of issuance cost	-	-	1,234,080		*)-	3,124	-	3,124
Stock-based compensation	-	-	-		-	139	-	139
Net loss	-	-	-		-	-	(2,919)	(2,919)

Balance as of March 31, 2018 (unaudited)	16,480,164	$7	1,234,080	$	*)-	$81,241	$(73,877)	$7,371

Payment for executives and directors under Stock for Salary Program	272,837	*)-	-		-	436	-	436
Issuance of Common Stock to consultants and service provider	75,640	*)-	-		-	118	-	118
Deemed dividend related to May 2018 warrant exchange	636,752	-	-		-	493	(493)	-
Conversion of Preferred Stock to Common Stock	2,468,160	-	(1,234,080)		*)-	-	-	-
Issuance of Common Stock to directors and employees	1,147,840	*)-	-		-	1,779	-	1,779
Stock-based compensation	-	-	-		-	289	-	289
Net loss	-	-	-		-	-	(5,838)	(5,838)

Balance as of June 30, 2018 (unaudited)	21,081,393	$7	-	$	*)-	$84,356	$(80,208)	$4,155

Payment for executives and directors under Stock for Salary Program	145,869	*)-	-		-	212	-	212
Issuance of Common Stock to consultants and service provider	192,662	*)-	-		-	253	-	253
Issuance of Common Stock, net of issuance cost	4,266,800	*)-	-		-	3,467	-	3,467
Issuance of Preferred Stock, net of issuance cost	-	-	1,890,257		*)-	6,145	-	6,145
Issuance of Common Stock to directors and employees	5,000	*)-	-		-	7	-	7
Stock-based compensation						235	-	235
Net loss	-	-	-		-	-	(4,063)	(4,063)

Balance as of September 30, 2018 (unaudited)	25,691,724	$7	1,890,257	$	*)-	$94,675	$(84,721)	$10,411

*)       Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

F - 6

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2019	2018
	Unaudited
Cash flows from operating activities:
Net loss	$(13,563)	$(12,820)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation and Common Stock to service providers	1,928	3,284
Depreciation	138	160
Amortization of operating lease right of use	160	-
Increase is trade receivables	(351)	(92)
Decrease in accounts receivables and prepaid expenses	199	81
Decrease (increase) in inventories	(96)	164
Increase (decrease) in trade payables	(1,168)	351
Increase (decrease) in other accounts payable and accrued expenses	(580)	457
Increase in deferred revenues	575	385
Change in operating lease liability	(115)	-
Change in fair value of warrants to purchase shares of Common Stock	-	(1)

Net cash used in operating activities	(12,873)	(8,031)

Cash flows from investing activities:
Maturities (investment) of restricted bank deposit	(9)	74
Investment in lease deposits	(9)	(5)
Purchase of property and equipment	(79)	(49)

Net cash provided by (used in) investing activities	(97)	20

Cash flows from financing activities:
Proceeds from issuance of Common Stock, Preferred Stock and warrants, net of issuance cost	6,558	15,720

Net cash provided by financing activities	6,558	15,720

Increase (decrease) in cash and cash equivalents	(6,412)	7,709
Cash and cash equivalents at the beginning of the period	10,997	3,718

Cash and cash equivalents at the end of the period	$4,585	$11,427

Non-cash investing and financing activities:

Payment for directors and consultants under Shares for Salary Program	$59	$286

The accompanying notes are an integral part of the consolidated financial statements.

F - 7

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

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

c.	During the nine months ended September 30, 2019, the Company incurred operating losses and negative cash flows from operating activities amounting to $13,524 and $12,873, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

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

F - 8

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

F - 9

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

The accompanying unaudited interim consolidated financial statements as of September 30, 2019, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2019, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three and nine months ended September 30, 2019. Results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

F - 10

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -	INVENTORIES

	September 30,	December 31,
	2019	2018
	Unaudited
Raw materials	$573	$424
Finished products	900	953

	$1,473	$1,377

During the nine months’ period ended September 30, 2019, and the year ended December 31, 2018, total inventory write-off expenses amounted to $34 and $190, respectively.

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

The following tables represent our total revenues for the three and nine months ended September 30, 2019 and 2018 by product type (prior period amounts have not been adjusted under the modified retrospective method):

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	Unaudited		Unaudited
Products	$1,244	$1,826	$4,315	$5,641
Services	624	53	1,446	53

	1,868	1,879	5,761	5,694

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

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2019:

Balance, beginning of the period	$736
New performance obligations	2,662
Reclassification to revenue as a result of satisfying performance obligations	(2,087)
Balance, end of the period	$1,311

Because all performance obligations in the Company’s contracts with customers relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

F - 11

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

The components of lease costs, lease term and discount rate are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
Lease cost
Operating lease cost	$67	$200
Short term lease cost	11	30
Variable lease cost	11	48
Total lease cost	89	278

Weighted Average Remaining Lease Term
Operating leases		2.98 years

Weighted Average Discount Rate
Operating leases		7.32%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019:

Operating Leases
The remainder of 2019	$78
2020	293
2021	262
2022	214
Total undiscounted cash flows	847
Less imputed interest	(83)
Present value of lease liabilities	$764

Supplemental cash flow information related to leases are as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$230
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$981

F - 12

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY

a.	In January, April and July 2019, 1,097,916 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary, bonuses or fees owed to such individuals, totaling $796. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”).

b.	In April 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 1,032,144 shares to directors, officers, employees and consultants of the Company, and the grant of 584,698 options to employees and consultants of the Company, respectively, at exercise prices of $0.72 and $0.77 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year terms. All options were issued under the 2012 Plan.

c.	On May 24, 2019, the Company closed a public offering (the “2019 Public Offering”) of (i) 4,855,341 shares of Common Stock, at a price of $0.60 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 7,175,525 shares of Common Stock, for aggregate consideration of $6,558, net of issuance expenses.

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

The Pre-Funded Warrants were exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with any group that the holder is a member, would beneficially own more than 4.99% (or, at the election of the purchaser, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may terminate, increase or decrease this percentage by providing at least 61 days’ prior notice to the Company. A holder of Pre-Funded Warrants is also subject to a limitation on exercise of the Pre-Funded Warrant if such exercise would result in such holder, together with any group that the holder is a member, beneficially owning more 19.99% of the number of shares of common stock outstanding immediately before giving effect to such exercise, unless shareholder approval is obtained.

d.	In September 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 107,560 shares of Common Stock to service providers of which 82,560 were issued during the third quarter, and the grant of 78,750 options to consultants of the Company, at exercise price of $0.60 per share, and 9,234 options in lieu of $8 owed in cash to a consultant. The options were issued under the 2012 Plan.

F - 13

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY (Cont.)

e.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the nine-month period ended September 30, 2019, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$
Options outstanding at beginning of year	1,787,801	5.59	4.32	368
Options granted	672,682	0.70
Options exercised	(8,104)	0.00
Options expired	(74,013)	4.06
Options forfeited	(225,068)	1.05

Options outstanding at period end (unaudited)	2,153,298	4.61	4.04	145

Options vested and expected to vest at period end (unaudited)	1,952,347	4.67	4.03	144

Exercisable at period end (unaudited)	1,376,948	6.62	3.37	145

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the third quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount is impacted by the changes in the fair market value of the Common Stock.

As of September 30, 2019, the total amount of unrecognized stock-based compensation expense was approximately $386 which will be recognized over a weighted average period of 1.12 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended September 30,
	2019	2018
Volatility	85.07%-88.25%	82.61%-103.95%
Risk-free interest rate	1.42%	2.90%-2.92%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.21-5.89

F - 14

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -	STOCKHOLDERS' EQUITY (Cont.)

The total compensation cost related to all of the Company's equity-based awards recognized during the nine month period ended September 30, 2019, and 2018 was comprised as follows:

	Nine months ended September 30,
	2019	2018
	Unaudited
Cost of revenues	$82	$99
Research and development	198	347
Sales and marketing	231	497
General and administrative	1,417	2,341
Total stock-based compensation expenses	$1,928	$3,284

NOTE 9: -	SUBSEQUENT EVENTS

In October 2019, 12,500 shares of Common Stock were issued to a service provider.

F - 15

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

Through our Israeli subsidiary, Labstyle Innovation Ltd., our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct to consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these efforts to include Australia as well. In 2017, we expanded our direct to consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to the Dario Smart Diabetes Management Solution and the DarioEngage platform;

•	develop our customer support and telemarketing services in order to support the expected growth of our revenues and the increase of user, and service provider who will use our platform to better serve people with diabetes and improve their clinical outcome;

•	continued product and software development, and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario Smart Diabetes Management Solution, the DarioEngage platform and the Dario Intelligence tools and capabilities);

•	continued work on registration of our patents worldwide;

•	regulatory and quality assurance matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

In September 2019 we formed a strategic alliance with Dance Biopharm Holdings, Inc., a clinical-stage company reimagining the treatment of chronic diseases with inhaled therapies to expand access to a personalized digital health management platform for patients with chronic diseases.

Also in September 2019, we received a notice of allowance from the U.S. Patent and Trademark Office titled “Systems and Methods for Enabling Optical Transmission of Data Between a Sensor and a Smart Device.” The patent will allow us to develop paired smartphone devices that can collect and analyze real-time medical data and provide immediate and highly detailed, personalized data reports to the user. Once collected, this data can be shared with healthcare providers through the DarioEngage platform to facilitate digital health interventions based on the data analysis.

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

Results of Operations

Comparison of the of the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2019, amounted to $1,868 and $5,761, respectively, compared to revenues of $1,879 and $5,694 during the three and nine months ended September 30, 2018, representing a decrease of 0.6% and an increase of 1.2%, respectively. The decrease in revenues for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is due to a decrease in our direct to consumer (“D2C”) acquisition in the third quarter of 2019, offset by a decrease in our provision for deferred income. The decision to decrease D2C acquisition is a result of our efforts to shift resources from direct to consumer sales to sales through business to business channels that are with lower cost per acquisition. The increase in revenues for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is mainly a result of higher revenues in the first quarter of 2019 compared to the first quarter of 2018.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself and the membership offering, through direct sales to consumers located mainly in the United States and Australia, through our on-line store and distributors.

Cost of Revenues

During the three and nine months ended September 30, 2019, we recorded costs related to revenues in the amount of $995 and $4,004 respectively, compared to recorded costs related to revenues of $1,411 and $4,152 during the three and nine months ended September 30, 2018, representing a decrease of 29% and a decrease of 3.6%, respectively. The decrease in costs related to revenues in the three months ended September 30, 2019, compared to three months ended September 30, 2018, is mainly a result of a decrease in the sales of our products during that period. The decrease in costs related to revenues in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is mainly as a result of an increase in revenues generated from services by $571 to $624 in the three months ended September 30, 2019, compared to $53 in the three months ended September 30, 2018, and an increase in revenues generated by services by $1,393 to $1,446 in the nine months ended September 30, 2019, compared to $53 in the nine months ended September 30, 2018.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2019, amounted to $873 (46.7% of revenues) and $1,757 (30.5% of revenues), respectively, compared to $468 (24.9% of revenues) and $1,542 (27.1% of revenues) during the three and nine months ended September 30, 2018. The increase in gross profit for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, is mainly as a result of the lower cost of revenues as percentage of sales in the third quarter and the positive classification from deferred revenues generated from our membership offering.

Research and Development Expenses

Our research and development expenses decreased by $138, or 14%, to $859 for the three months ended September 30, 2019, compared to $997 for the three months ended September 30, 2018, and increased by $103, or 3.7%, to $2,852 for the nine months ended September 30, 2019 compared to $2,749 for the nine months ended September 30, 2018. The third quarter decrease for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was mainly due to decreases in the cost of subcontractors for product development and regulatory consultants, partially offset by an increase in payroll and other research and development costs relating primarily to software development. The third-quarter increase for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was mainly due to increases in payroll relating primarily to product development.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario software application and related Dario Blood Glucose Monitoring System device, labor, contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $951, or 34%, to $1,865 for the three months ended September 30, 2019, compared to $2,816 for the three months ended September 30, 2018, and increased by $1,755, or 25%, to $8,804 for the nine months ended September 30, 2019, compared to $7,049 for the nine months ended September 30, 2018. The third quarter decrease for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was mainly due to a decrease in our D2C cost of acquisition, and a decrease in share-based payments in the third quarter of 2019. The third-quarter increase for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was mainly due to expanding our sales and marketing activities in the United States, increases in costs of online marketing campaigns, and the costs associated with employee payroll during the period of the first six months of 2019.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $239, or 34%, to $948 for the three months ended September 30, 2019, compared to $709 for the three months ended September 30, 2018, and decreased by $881, or 20%, to $3,625 for the nine months ended September 30, 2019, compared to $4,506 for the nine months ended September 30, 2018. The third-quarter increase for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was mainly due to an increase in consulting expenses. The third quarter decrease for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was mainly due to a reduction in the expense related to payment in shares.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses for the three months ended September 30, 2019, were $6, representing a decrease of 33%, compared to finance expenses of $9 for the three months ended September 30, 2018. Our financial expenses for the nine months ended September 30, 2019, were $39, representing a decrease of 33%, compared to finance expenses $58 for the nine months ended September 30, 2018. The decreases in financial expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, and for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, are mainly attributable to differences in foreign currency translation expenses.

Financial expenses include mainly bank charges, lease liability translation differences and foreign currency translation differences.

Net loss

Net loss decreased by $1,258, or 31%, to $2,805 for the three months ended September 30, 2019, compared to a net loss of $4,063 for the three months ended September 30, 2018, and increased by $743, or 6%, to $13,563 for the nine months ended September 30, 2019, compared to $12,820 for the nine months ended September 30, 2018.

The decrease in net loss for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was mainly due to a decrease in our operating expenses recorded in the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase in net loss for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was mainly due to the increase in operating expenses recorded in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $13,563 and $12,820 for the nine months ended September 30, 2019, and 2018, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30, (in thousands)
	2019	2018	$ Change
Net Loss Reconciliation
Net loss attributable to common stockholders – as reported	$(2,805)	$(4,063)	$1,258

Deemed dividend – related to warrant exchange	-	-	-

Net Loss as reported	(2,805)	(4,063)	1,258

Adjustments
Depreciation expense	45	59	(14)
Other financial expenses, net	6	9	(3)

EBITDA	(2,754)	(3,995)	1,241

Stock-based compensation expenses	618	633	(15)
Revaluation of warrants		-

Non-GAAP adjusted loss	$(2,136)	$(3,362)	$1,226

	Nine Months Ended September 30, (in thousands)
	2019	2018	$ Change
Net Loss Reconciliation
Net loss attributable to common stockholders – as reported	$(13,563)	$(13,313)	$(250)

Deemed dividend – related to warrant exchange	-	493	(493)

Net Loss as reported	(13,563)	(12,820)	(743)

Adjustments
Depreciation expense	138	160	(22)
Other financial expenses, net	39	58	(19)

EBITDA	(13,386)	(12,602)	(784)

Stock-based compensation expenses	1,928	3,284	(1,356)
Revaluation of warrants	-	(1)	1

Non-GAAP adjusted loss	$(11,458)	$(9,319)	$(2,139)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of September 30, 2019, we had approximately $4,585 in cash and cash equivalents compared to $10,997 at December 31, 2018.

We have experienced cumulative losses of $102,817 from inception (August 11, 2011) through September 30, 2019, and have a stockholders’ equity of $3,907 at September 30, 2019. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern.”

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $77,737 as of September 30, 2019.

On May 24, 2019, the Company closed on its a firm commitment, underwritten public offering consisting of 4,855,341 shares of common stock and pre-funded warrants to purchase 7,175,525 shares of its common stock, pursuant to an underwriting agreement entered into with Craig-Hallum Capital Group LLC, as representative of the underwriters. The shares of common stock were sold at a public offering price of $0.60 per share and the pre-funded warrants were sold at a public offering price of $0.5999, for aggregate gross proceeds of approximately $7,218.

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

According to our management’s estimates, based on our budget and our commercial sales, we believe that we will have sufficient resources to continue our activity into February 2020 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2019	2018
	$	$
Cash used in operating activities:	(12,873)	(8,031)
Cash provided by (used in) investing activities:	(97)	20
Cash provided by financing activities:	6,558	15,720
	(6,412)	7,709

Net cash used in operating activities

Net cash used in operating activities was $12,873 for the nine months ended September 30, 2019, an increase of 60% compared to $8,031 used in operations for the same period in 2018. Cash used in operations increased due to the increase in our operating loss, and a decrease in trade payables, other accounts payables and accrued expenses.

Net cash used in investing activities

Net cash used for investing activities was $97 for the nine months ended September 30, 2019, an increase of 585% compared to cash derived from investing activities of $20 for the same period in 2018. Cash used for investing activities increased mainly due to investments in property and equipment and investments in restricted cash and lease deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $6,558 for the nine months ended September 30, 2019, a decrease of 58% compared to $15,720 for the same period in 2018. This decrease was due to a lower amount of funds raised from the sale of our equity securities.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2019, we issued an aggregate of 82,560 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.  Exhibits.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 28, 2019		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)