Form 10-K
period 2019-12-31
DarioHealth Corp.
filed 2020-03-17
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 001-37704

DARIOHEALTH CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 HaTokhen Street Caesarea North Industrial Park, Israel	3088900
(Address of principal executive offices)	(Zip Code)

972-4-770-4055

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	DRIO	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	DRIOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share; Warrants to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $19,929,614.

As of March 13, 2020, the registrant had outstanding 3,101,410 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

●	our launch and market penetration plans;

●	our ability to manufacture, market and generate sales of our Dario Smart Diabetes Management Solution;

●	our ability to commercialize DarioEngage services;

●	our ability to develop, launch and commercialize Dario Intelligence;

●	our ability to maintain our relationships with key partners;

●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws; and

●	acceptance of our business model by investors.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks that could adversely impact our business and financial performance.

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

All information in this Annual Report, relating to shares or price per share reflects the 1-for-20 reverse stock split effected by us on November 18, 2019.

PART I

Item 1.	Business

Overview

We are a leading global Digital Therapeutics, or DTx, company revolutionizing the way people manage their health across the chronic condition spectrum to live a better and healthier life. By delivering personalized evidence-based interventions that are driven by data, high-quality software, easy-to-use medical devices and coaching, we empower individuals to make healthy adjustments to their daily lifestyle choices in a personalized way and improve their overall health. Our cross-functional team operates at the intersection of life sciences, behavioral science and software technology to deliver highly engaging therapeutic interventions. The DarioTM Blood Sugar Monitor is among the most downloaded healthcare apps, with 4.9/5.0 stars from 9,000+ reviews on the Apple App Store as of March 2020. We are rapidly moving into new chronic conditions such as hypertension, using a performance-based approach to improve the health of users managing chronic disease.

We attempt to drive behavioral change by creating highly personalized, closed-loop interactions that support our customers, who become members of our services, via connected FDA cleared monitoring devices, just-in-time health information and real-time coaching. This highly scalable infrastructure results in members with significant improvement in their health conditions at a modest price-point. The Dario solution is intended to stretch across various health conditions and ailments. We currently focus our efforts on diabetes and hypertension, and we plan to expand our focus into additional chronic conditions during 2020, including hypertension.

Our solution goes beyond being simply a device. We are a modular platform that allows for customized implementations by segment and within each segment. Core components of our solution include:

•	Dario Smart Tools – member-facing devices and integrated smartphone application.

•	DarioEngage Platform – population management tool that enables scalable engagement and clinical support by coaches and clinicians, remotely and in real-time.

•	Dario Journey Engine – a software-based platform that enables cross-channel communication of highly personalized and deeply customized/configurable journeys for each user starting from member enrollment process and continuing through on-going engagement leading to successful maintenance of health gains.

We make our services available direct to consumers via online marketplaces including Amazon, Walmart, Best Buy and the Google and Apple app stores. In 2020, we plan to focus on expanding our offering to include providers, payers and employers. We believe that these represent significant growth opportunities for our business.

We have designed our DTx platform with a ‘user-first’ strategy, focusing on user’s needs first and foremost, along with user experience and satisfaction. User satisfaction drives all company processes, including our technology design. This approach, which disrupts the traditional approach among healthcare companies, has taken us to a place where MyDarioTM is loved by customers in the diabetes arena. In order to obtain firsthand data and feedback from our users, we decided to launch our product directly to our customers, and initially commenced sales in the United States in March 2016. This user-focused approach led us into a continuous process of product upgrades and improvements in an agile, interactive way to achieve finetuned user satisfaction. Our success is reinforced by the fact that most of our users choose to purchase our solution out of pocket.

We have designed our DTx platform as an open platform that allows us to enable our partners to offer their customers a customized, evidence-based digital therapy solution, which takes advantage of the real-time connectivity of our platform with its users. We believe that our data-evidenced proof of the medical outcomes resulting from the use of our DTx platform represents an attractive return on investment model to healthcare providers in the United States and other geographic regions.

According to a Business Insider Intelligence report published in October 2019, DTx are a new class of treatments disrupting the entire healthcare value chain with their promise to tackle chronic diseases, and which, according to estimates by Business Insider, represents up to $3.3 trillion on chronic disease expenditure in 2018 in the United States alone. Digital therapeutics deliver evidence-based therapies for an array of chronic conditions via software, like mobile health (mHealth) apps and can either replace or complement existing drug treatments. According to a report released by the Rand Corporation, Sixty percent of the United States population suffers from at least one chronic condition, and these diseases come with a hefty price tag, as exemplified by the Business Insider report. DTx companies have shown early evidence of their treatments’ efficacy and ability to slash the costs associated with chronic disease care, which is fueling the global DTx market to become a $9 billion opportunity by 2025 according to the Business Insider Intelligence report.

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp.

Chronic Conditions Prevalence

According to the Partnership to Fight Chronic Disease, chronic diseases are the leading cause of death and disability in the United States. 133 million Americans – 45% of the population – have at least one chronic disease. Chronic diseases are responsible for seven out of every 10 deaths in the United States, killing more than 1.7 million Americans every year. Chronic diseases can be disabling and reduce a person’s quality of life, especially if left undiagnosed or untreated. For example, every 30 seconds a lower limb is amputated as a consequence of diabetes. People with chronic conditions are the most frequent users of health care in the United States, as they account for 81% of hospital admissions, 91% of all prescriptions filled, and 76% of all physician visits. Chronic diseases also account for the vast majority of health spending. In the United States, total spending on public and private health care amounted to approximately $2 trillion during 2005 and, of that amount, more than 75% went towards the treatment of chronic disease. Such amount is the equivalent to $5,000 worth of spending per person on treatment of chronic diseases and more than double what the average American spends on gasoline in a year. In publicly funded health programs, spending on chronic disease represents an even greater proportion of total spending: more than 99% in Medicare and 83% in Medicaid.

The Partnership to Fight Chronic Disease, chronic diseases reports that U.S. employers and employees currently pay for the high costs of chronic disease through increases in health costs associated with greater demand for, and use of, health care services. Health care premiums for employer-sponsored family coverage have increased by 87% since 2000. Health care coverage costs for people with a chronic condition average $6,032 annually – five times higher than for those without such a condition. The total cost of obesity to U.S. companies is estimated at $13 billion annually. This includes the “extra” cost of health insurance ($8 billion), sick leave ($2.4 billion), life insurance ($1.8 billion), and disability insurance ($1 billion) associated with obesity. While today’s situation is grave, the chronic disease crisis looms even larger tomorrow. By 2025, chronic diseases will affect an estimated 164 million Americans – nearly half (49%) of the population. According to a CDC report published in October 2019, obesity affects almost 1 in 5 children and 1 in 3 adults, putting people at risk for chronic diseases such as diabetes, heart disease, and some cancers. Over a quarter of all Americans, 17 to 24 years, are too heavy to join the military. Obesity costs the U.S. health care system $147 billion a year.

The latest publication by the Centers for Disease Control and Prevention (CDC) from October 2019 states that 90% of the annual care expenditures are for people with chronic and mental health conditions.

Nothing kills more Americans than heart disease and stroke. According to the CDC, more than 859,000 Americans die of heart disease or stroke every year—representing one-third of all deaths. These diseases take an economic toll and cost the U.S. health care system $199 billion per year and cause $131 billion in lost productivity on the job.

More than 30 million Americans have diabetes, and another 84 million adults in the United States have a condition called prediabetes, which puts them at risk for type 2 diabetes. Diabetes can cause heart disease, kidney failure, and blindness, and costs the U.S. health care system and employers $237 billion every year.

Diabetes

Diabetes is a disease where insufficient levels, or a total absence, of the hormone insulin, or if the individual has insulin resistance, produces high levels of glucose in the bloodstream, which can lead to long term adverse effects on a patient’s blood vessels, which in turn can lead to heart attack, stroke, high blood pressure, blindness, kidney disease, and nerve damage. As part of controlling blood sugar, many patients must self-monitor their blood glucose levels using home testing kits (called glucose meters) and treat high and low blood sugar episodes accordingly to avoid complications from the disease. We believe that allowing patients to properly monitor the disease, provide actionable insights in real-time and create an online link to healthcare providers will ultimately improve patient outcomes and reduce healthcare costs - both critical advantages for the healthcare industry.

Importantly, one out of three American adults with prediabetes can reverse the condition if they take action, and the health of people with diabetes can be improved through measurement adherence and medication. Furthermore, studies have shown that a 1% reduction in the concentration of glycated hemoglobin (also known as HbA1c or A1c) in human blood goes beyond better diabetes control. That reduction may translate into a 15% to 20% decrease in heart attack and stroke risk and a 25% to 40% lower risk of diabetes-related eye or kidney disease. Better diabetes management may result in substantial savings in the costs related to diabetes and healthcare in general, through the avoidance of health complications and related expense savings. A 2013 NCBI study found that improved A1c levels are associated with healthcare savings.

Based on data we have extracted from our user database, using the Dario Smart Diabetes Management Solution leads to an improvement in the glucose level of the users and lowers their A1c levels over time. This data also indicated that higher engagement of users with the Dario Smart Diabetes Management Solution increased the level of A1c improvement. Specifically, we found A1c improvements during a period of 3 months, 6 months, and 9-months for people who began the study with A1c levels of more than 8%, 9%, and 10%. The key finding was that, on average, every segment of the users showed an improvement compared to their A1c level when they started to use the Dario Smart Diabetes Management Solution, while 75% of participants which started to use the Dario Smart Diabetes Management Solution with A1c levels higher than 9% were able to lower their A1cC levels during that period with as little as 3 glucose level measurements per day.

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

Our technology provides a body-fluid testing apparatus for performing metered measurement of samples utilizing: (i) a lancing device to obtain a test sample (blood in the case of the Dario Blood Glucose Monitoring System); and (ii) an adaptor specifically designed to connect a strip devised to absorb the sample, which then produces an electric signal indicating the level of the substance tested for in the sample. The adaptor is then connected to a smart mobile device, which allows the test signal to be transmitted to the smart mobile device, which will then utilize our software application to obtain and display the test result on the device. This is coupled with a set of software features available via a smart mobile device application as well as cloud-based services, in real-time. We are presently pursuing patent applications in multiple jurisdictions covering the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids using mobile devices and cloud-based services. On August 5, 2014, we were issued a U.S. patent (No. 8,797,180) relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smartphone via the audio jack port, on September 8, 2015, we were issued a U.S. patent (No. 9,125,549) that broadens our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection, and on November 11, 2017, we were issued a U.S. patent (No. 9,832,301) that enhances the way the Dario Blood Glucose Monitoring System communicates with users’ smartphone devices. We believe these represent critical intellectual property recognition and a significant initial validation of our intellectual property efforts.

Hypertension

According to a 2014 publication of the American Heart Association, about 77.9 million adults have high blood pressure in the United States. A higher percentage of men than women have high blood pressure until age 45. From ages 45–54 and 55–64, the percentage of men and women is similar; after that, a much higher percentage of women than men have high blood pressure. About 69% of people who have a first heart attack, 77% who have a first stroke, and 74% who have congestive heart failure have blood pressure higher than 140/90 mm Hg. High blood pressure was listed as a primary or contributing cause of death in about 348,102 of the more than 2.4 million U.S. deaths in 2009.

Blood pressure categories

The five blood pressure ranges as recognized by the American Heart Association are:

•	Normal - blood pressure numbers of less than 120/80 mm Hg are considered within the normal range.

•	Elevated blood pressure - is when readings consistently range from 120-129 systolic and less than 80 mm Hg diastolic. People with elevated blood pressure are likely to develop high blood pressure unless steps are taken to control the condition.

•	Hypertension Stage 1 - is when blood pressure consistently ranges from 130-139 systolic or 80-89 mm Hg diastolic. At this stage of high blood pressure, doctors are likely to prescribe lifestyle changes and may consider adding blood pressure medication based on your risk of atherosclerotic cardiovascular disease (ASCVD), such as heart attack or stroke.

•	Hypertension Stage 2 - is when blood pressure consistently ranges at 140/90 mm Hg or higher. At this stage of high blood pressure, doctors are likely to prescribe a combination of blood pressure medications and lifestyle changes.

•	Hypertensive Crisis - this stage of high blood pressure requires medical attention. If blood pressure readings suddenly exceed 180/120 mm Hg, it may evidence that a person is experiencing a hypertensive crisis.

According to the 2014 AHA publication, Hypertension is recognized as a tremendous threat to medical and financial health. National medical costs associated with hypertension account for about $131 billion, or over 3% of the national healthcare expenditure. While the incremental cost associated with hypertension for US adults has remained steady at around $2000 per year, it is promising that expenditures seem to be shifting from inpatient to outpatient settings. This may reflect the expansion of preventative care services for millions of Americans under the Affordable Care Act. As overall U.S. healthcare costs continue to rise, it is imperative to identify effective strategies to improve control of chronic diseases that are associated with high annual expenditures. For hypertension, these efforts may focus on expanded access to preventative care services and continued innovation for non-office based care delivery such as telemonitoring of home measurements and 24-hour ambulatory blood pressure monitoring.

Our Strategy

Our business strategy is to generate proven and repeatable clinical and financial outcomes across four market channels -- direct to consumer, providers, payers, and employers. We plan to do this by offering a highly clinically and cost-effective solution with proven engagement and outcomes. We have developed a flexible product that gives us the freedom to offer modular packages to the different needs across our channels.

Key elements of our business strategy include:

•	Educating about the dramatic shift that is occurring in terms of efficacy and feasibility of providing remote care for individuals with chronic conditions.

•	Demonstrating the potential for such care to generate revenue to providers and reduce expenses for payers and employers.

•	Providing the elements of our Dario Solution in a modular offering with pricing models that go beyond Per Employee Per Month (PEPM) / Per Member Per Month (PMPM).

•	Educating payers about billable remote monitoring codes and working with payers to expand the reach of those codes.

•	Generating outcomes data and cost per unit of improvement to demonstrate the cost-effectiveness of our solution relative to other products.

•	Maintaining best-in-class consumer satisfaction.

Key elements of our growth strategy include:

•	Providing in-house enrollment marketing and recruitment to facilitate uptake.

•	Increasing conditions covered by our platform.

•	Maintaining a price point that enables shared revenue generation for providers.

•	Keeping our data-driven development process which has resulted in high satisfaction rates, so we believe that we can repeat equally high satisfaction rates from corporate customers.

DarioHealth’s Solutions

Our DTx products are centered around our users and include the Dario Blood Glucose Monitoring System, the Dario Smart Diabetes Management Solution (provided to our users in the form of a smartphone application that enables the delivery of valuable content and periodical evidence-based reports that are intended to be utilized by our users to better control and improve their diabetes), the DarioEngage platform (which provides support and two-way real-time connectivity between our users and their caregivers) and Dario Intelligence (which utilizes user data and is intended to be an analytics tool that can assist healthcare providers in the treatments and predictability of diseases).

Dario Smart Diabetes Management Solution

The Dario Blood Glucose Monitoring System, our flagship product, is an all-in-one smart glucose meter. It syncs with the Dario Smart Diabetes Management app to measure, record, and track blood glucose levels. In addition, the app records carbohydrate intake, insulin medication, and physical activity. In addition, in 2019 we expanded our platform to provide for the ability to sync a blood pressure meter that connects to our application via blue-tooth connection and allows recording blood pressure measurement in addition to glucose measurements.

The flagship brand of DarioHealth, the Dario Smart Diabetes Management Solution, was initially launched in the United Kingdom in the first quarter of 2015 and has since expanded to Canada, Australia, the United States, and Germany. We earn a majority of our revenues in the United States. We manufacture our products using subcontractors and distribute our proprietary device ourselves. We believe this control over the end to end production allows us to maintain high standards of quality control. To that end, we are the owner of several patents relating to our technology and processes.

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

The benefits and features of our product include:

•	Form factor - Sleek, pocket-sized all-in-one smart glucose meter simplifies diabetes management, Blood pressure cuff is comfortable to use and easy to pair to the app.

•	Record - Automatically records every blood glucose measurement without ever having to sync your meter.

•	One app, multiple conditions - Our app integrates data from across devices to the same core experience allowing users and clinicians to see the border picture.

•	Share - Easily share results with loved ones and your healthcare team takes diabetes management to a new level.

•	Emergency Hypo Alerts - Built-in, emergency hypo alert feature with GPS location adds an extra safety measure.

•	Track - Tracking activity and counting carbs are made easy with a scanner feature that syncs with a database of over 1 million verified items across more than 50 unique countries.

•	Just in time learning - With less than 1 in 5 diabetes apps providing just-in-time education, Dario’s personalized messaging driven by our Journey Engine stands out. Likewise, practical tips for getting to in-range blood pressure will also be planned to be integrated in the future.

Available worldwide in the Apple App Store and Google Play Store, our user-friendly Dario Smart Diabetes Management mobile app is known for its accuracy and ease-of-use. The Dario Smart Diabetes Management Solution is accessible with affordable pricing models, including subscription plans. Our pricing is often in line with current co-payments, and sometimes it may even be less than current out of pocket costs. In addition, many of our customers in the United States get coverage through their flexible spending accounts or FSA. or health savings accounts, or HSA, or with our third-party healthcare integrations.

Our revenues are derived from sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself, and principally from the recurring sale of our disposable cartridges of test strips and other consumables.  Our customers receive access to the Dario Smart Diabetes Management application, which incorporates tools to help people with diabetes manage their condition.  Importantly, our revenue model is driven by the fact that only our test strips, purchased through our partners and us, can be utilized with the Dario Blood Glucose Monitoring System and software, so we expect that we will be the sole source for Dario Blood Glucose Monitoring System compatible test strips.

 During the second half of 2018, we have begun to offer our U.S. users the opportunity to register for our membership programs by purchasing 3 month and 1-year membership plans. In addition to our products, these plans include an unlimited supply of test strips, subject to the user’s active measurement of his glucose level, and a weekly digital progress report about the user’s measurements, in order to help users to understand the progress made in their diabetes management. Our members are also provided with personalized diabetes programs – including lifestyle changes, healthy eating, and advanced tracking, and live coaching seminars. In addition, in 2019 we expanded our platform to provide for the ability to sync a blood pressure meter that connects to our application via blue-tooth connection and allows recording blood pressure measurement in addition to glucose measurements.

In addition, we anticipate generating revenues in the future from our second revenue pillar that we call the DarioEngage platform, our software platform for health coaches. We plan to offer this software platform to healthcare providers such as insurers, self-insured employers, diabetes clinics, certified diabetes educators and other third-party providers of coaching and remote-monitoring services for people with diabetes and hypertension, for a monthly service fee. Our third revenue pillar, which we are planning to introduce at a later stage, is the Dario Intelligence platform. The Dario Intelligence platform will take advantage of a large amount of data that will be collected through our servers through the use of our Dario Smart Diabetes Management Solution and the DarioEngage platform, in order to develop predictive models and artificial intelligence algorithms as detailed below.

We believe the following features of our Dario Smart Diabetes Management Solution and the manner in which we plan to market and distribute the product will help position Dario to gain users and drive revenue growth:

●	Look and Feel. While utilizing the same state of the art electrochemical, blood-based measurement techniques as standard glucose monitors offer familiar usability, and the Dario Blood Glucose Monitoring System is easily integrated with the patient’s own smart mobile device that offers a distinctive look and feel. Furthermore, unlike the market standards, the Dario Blood Glucose Monitoring System has an integrated lancing device and a disposable strip cartridge. This eliminates the need for a separate glucose monitor, lancing device and strip vial and, we believe, makes the Dario Blood Glucose Monitoring System among the smallest footprint in the market. Furthermore, Dario has novel applications incorporating software tools to help diabetic patients manage their disease.

●	Large Market of Potential Users. Our reliance on diabetics within the massive smart mobile device market gives us an established potential user-base. According to a February 2019 published Mobile Fact Sheet by Pew Research Center, or PRC, 81% of Americans own a smartphone, up just 35% in PRC’s first survey of smartphone ownership conducted in 2011. Between the ages of 18 to 34, 95% have a smartphone, and between the age of 34 to 49, 92% own a smartphone. We believe that it is reasonable to assume that the percentage of smart mobile device users with diabetes mirrors that of the general population.

●	Marketing and Distribution. In the U.S. and Australia, we have our own direct to consumer marketing channel to support our sales efforts. In the U.S. we also plan to contract with partners to provide coaching services to employers and health care providers. In the United Kingdom and Canada, we use distribution partners to market and sell the Dario Blood Glucose Monitoring System. This approach enables a direct communication channel with the market and the diabetic community. This approach is also designed to effectively create brand awareness with a significantly reduced use of our capital resources versus the amounts required via the traditional, offline retail channels.

●	“Expanding the Pie.” Our goal is to obtain significant market share using technological innovations and by expanding into additional chronic conditions such as hypertension, pre-diabetes and obesity.

●	Competitive Cost of Goods Sold. Based on our market research and discussions with our test strip manufacturer, we believe that our anticipated outsourced manufacturing cost of the test strips is similar to our estimate of our competitors’ cost for existing single-use disposable strips. In addition, we believe the manufacturing costs of our Dario Blood Glucose Monitoring System are competitive with those of the leading glucose meters.

●	Opportunities for Commercialization Partnerships. Healthcare and pharmaceutical company entrants into the DTx market are licensing and/or acquiring technologies, seeking differentiation, thereby providing us with opportunities for more rapid commercialization through partnerships. We believe that our connected platform can assist other companies in providing an effective data-evidenced and personalized solutions to their patients Therefore, we plan to explore the possibility of entering into commercialization agreements, including upfront payment, a supply agreement, and royalty payments, with strategic partners.

DarioEngage

DarioEngage represents our customer remote engagement and management software platform, which enables our team as well as external healthcare providers in all aspects of user engagement, including enrollment, coaching and ongoing communications with the end-users based on user consent. DarioEngage was developed in order to allow for a one-stop scalable management tool to improve the efficacy and outcomes of caregivers. We believe that DarioEngage will assist healthcare providers and payers by offering them an open platform, which allows customers to implement their own clinical and population health expertise in a digital, user-centric and efficient way. We believe this approach can address two key issues: improving the quality of health for individuals, which in turn will lower healthcare costs across the spectrum.

The DarioEngage platform empowers health providers offering diabetes services with:

•	Monitoring - 100% data capture, access to users’ real-time clinical and behavioral data.

•	Engagement - Personalized coaching in response to users’ habits and needs, response to user events, and enhanced communication and support.

•	Management - Clinical program integration, automated processes, scheduling tools, and reporting.

The DarioEngage platform provides caregivers with real-time access to data collected by a user such as glucose level, carb counting, physical activity, weight tracking, blood pressure, and other parameters. Such access allows caregivers to prioritize user intervention based on real-time data and alerts and allows for multi-channel digital interaction with the user (chat, in-app messages, email and text). DarioEngage is a cloud-based SaaS solution that also includes open APIs for platform integration.

We believe that the DarioEngage platform is a user-centric, data-driven health solution which allows people with diabetes to get the right care, at the right time, and allows for the effective monitoring, coaching, and management of their chronic conditions, such as type 1 and 2 diabetes, gestational diabetes, and prediabetes.

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

•	Data Collection - Real-time data collections and aggregation

•	Analytics - Dario big data analytics solution

•	Discovery - Data discovery and analysis

•	Insights - Predictive models and AI-driven insights

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

Our Vision for Dario Intelligence

We intend to offer solutions built from a foundation of rich and robust data, ultimately transforming our revenue model from simple product volume to the product value. We believe that the current ineffective care of diabetes and other chronic conditions reflects a need for more intelligent and nuanced approaches relating to predictive behaviors and real-time care. We believe that financial incentives tied to patient outcomes have the potential to generate sizeable revenue growth for us and position us as a leader in transforming the management of diabetes. Achieving the strategic vision of Dario Intelligence requires multiple steps and evolutions in order to harness the power from the data generated by a connected community, and subsequently impact individual behavior.

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

In addition to data that reports on the activity and performance of the population as a whole, we believe that we will be able to provide access to a globally connected community of patients and consumers. We are planning to monetize access to specific patient cohorts, designing programs to improve utilization, engagement, and outcomes. These future programs will be adapted, modified, and enhanced based on continuous learning and additional data inputs from external third parties that we are planning to engage with in the future. Pay for performance models will be developed and experimented with, as we will implement next-generation artificial intelligence and machine learning programs designed to influence user’s behavior.

Background on Diabetes

Diabetes is a chronic disease that arises when the pancreas does not produce enough (or ceases to produce) insulin, or when the body cannot effectively use the insulin it produces (insulin resistance). Insulin is a hormone made by the pancreas that enables cells to take in glucose from the blood and use it for energy. Failure to produce insulin, or insulin to act properly, or both, leads to raised glucose (sugar) levels in the blood (hyperglycemia), which can be detected with a blood test. Excess glucose in the blood has been shown to cause damage to blood vessels and is thus associated with long-term damage to the body and failure of various organs and tissues, including the retina and the kidneys. There are three main types of diabetes:

Type 1 diabetes, sometimes called insulin-dependent, or juvenile, diabetes, is caused by an auto-immune reaction where the body’s defense system attacks the insulin-producing cells located in a person’s pancreas.  The reason why this occurs is not fully understood.  People with Type 1 diabetes produce very little or no insulin.  The disease can affect people of any age but usually occurs in children or young adults.  People with this form of diabetes need injections or infusions of insulin several times a day in order to control the levels of glucose in their blood. The use of insulin may lead to excessively low levels of glucose in the blood, also known as hypoglycemia, leading to other health problems. Type 1 diabetes patients constitute approximately 10% of the overall number of patients, but are much more extensive users of BGMS, as these diabetics need to measure their glucose levels 4-10 times a day to avoid both hyperglycemia and hypoglycemia (versus once or twice a day for most Type 2 non-insulin dependent diabetic patients). The vast majority of Type 1 diabetes patients are insulin-dependent.

Type 2 diabetes is sometimes called adult-onset diabetes and accounts for at least 90% of all cases of diabetes.  It is characterized by insulin resistance and relative insulin deficiency, either of which may be present at the time that diabetes becomes clinically manifest. The diagnosis of Type 2 diabetes usually occurs after the age of 40 but can occur earlier, especially in populations with high diabetes incidence.  Type 2 diabetes can remain undetected for many years, and the diagnosis is often made from associated complications or incidentally through abnormal blood or urine glucose test.  It is often, but not always, associated with obesity, which may contribute to insulin resistance and lead to elevated blood glucose levels.  A portion of the Type 2 diabetes patients are insulin-dependent or use insulin as part of their treatment.

Gestational diabetes (GDM) is a form of diabetes consisting of high blood glucose levels during pregnancy.  It develops in one in 25 pregnancies worldwide and is associated with complications in the time period immediately before and after birth.  GDM usually disappears after pregnancy, but women with GDM and their offspring are at an increased risk of developing Type 2 diabetes later in life.  Approximately half of women with a history of GDM go on to develop Type 2 diabetes within five to ten years after delivery.

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

According to the information published in 2017 by the International Diabetes Foundation (IDF), in its 8th edition of the “IDF Diabetes Atlas,” approximately 425 million people worldwide were estimated to have diabetes in 2017 or one in eleven adults worldwide. The greatest numbers are between 40 and 59 years old. If these trends continue, by 2045, some 629 million people are forecasted by the IDF to have diabetes. According to the IDF Diabetes Atlas, in Europe, there were 58 million adults over the age of 20 with diabetes in 2017 and approximately 30.2 million adults over the age of 20 with diabetes in the U.S. in 2017.  As of 2017, approximately 187 million adults with diabetes live in China and India, with approximately 12.4 million in Brazil and 8.5 million in Russia.

It is estimated that the costs of diabetes complications account for between 5% and 10% of total healthcare spending in the world. In the United States, the American Diabetes Association, or ADA, estimated that the total cost of diagnosed diabetes has risen from $174 billion in 2007 to $245 billion in 2012.  Early diagnosis of warning signs and ongoing monitoring of diabetes are the keys to the prevention and treatment of the disease, with blood glucose monitoring being the primary method of diagnosis and disease management, coupled with matching blood glucose readings with food (i.e., carbohydrate) and insulin or another medication intake.

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

Key factors driving market growth include an increasing number of people with diabetes, growing patient awareness, technological advancements and the increasing number of patients adopting blood glucose self-monitoring.  In addition, the affordable cost of blood glucose test strips, and an increase in daily monitoring, are also expected to contribute to market growth.  As such, BGMS represents a large market that has grown significantly over the past 30 years and is expected to continue to grow.

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

It is important to note that the diabetic market is the first point of entry for the Dario Smart Diabetes Management Solution and we believe that our goal of providing mHealth health solutions for a variety of chronic and wellness related conditions based on mobile device testing will grant us access to a much larger market. The Dario Smart Diabetes Management Solution is targeted at the digital health market, which was estimated by Zion Market Research at around $122 billion globally in 2017 and is expected to reach $423 billion by 2024.

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

We believe that the increasing global adoption of mobile phones has created an opportunity for disruption in the BGMS market. The Dario Smart Diabetes Management Solution, which features our compact all-in-one Dario Blood Glucose Monitoring System device coupled with iOS, Android and web-based apps, is intended to eliminate the need for separate glucose monitors, carb-calculators and cumbersome dependency on wired, computer-based logging tools.  Our intention is for Dario not only to deliver the best blood glucose monitoring experience but also use the unique capabilities of mobile smart mobile devices to deliver better health outcomes.

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

In addition, the Grand View Research report states that the availability of applications for consumers is continuing to grow rapidly, especially healthcare apps. These applications assist users in self-management of wellness, disease and chronic abnormalities. This has led to the patient playing an important and active role in staying informed and updated on their own healthcare decisions, contributing to the rise in the adoption of mHealth apps globally.

Healthcare is gradually transitioning towards a precision-based model, better known as a “personalized medicine” model. mHealth is becoming a widespread trend due to the introduction of technologies such as EMRs, remote monitoring, and other communication platforms. mHealth leverages the 4Ps of healthcare delivery: personalized, predictive, participatory, and preventive, to ensure delivery of optimal care to its users. In addition, the growing penetration of smartphones, especially in low- & middle-income countries and the growing focus on utilizing mobile technology to leverage healthcare delivery and ensure a population health plan is anticipated to benefit the market.

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

In 2018, we began to expand our marketing efforts to the insured population by offering our DarioEngage platform to a variety of healthcare providers who are supporting and coaching individuals with diabetes. We believe this will help us to diversify our revenues, from only selling our Dario Blood Glucose Monitoring System and its consumables to revenues generated from providing online real-time monitoring, supervising and coaching capabilities to all relevant healthcare providers who support individuals with diabetes and hypertension, and in the longer terms also other chronic conditions. As part of these efforts, during 2019 we announced our planned cooperation with Attain Health, Giant Eagle, BestBuy, and Better Living Now (BLN).

In the U.K., the Dario Blood Glucose Monitoring System is a fully reimbursed product distributed by a distributor since the second quarter of 2016. The Dario Blood Glucose Monitoring System is now available via all main pharmacies in the U.K. Our sales and marketing efforts have been focused on wholesalers, pharmacies, HCP’s (Health Care Professionals), diabetes educators and hospitals via the distributor. This has created awareness and understanding of the value proposition we offer to people with diabetes. In addition, we will be focusing on increasing our presence in the U.K. market via our direct to consumer strategy, utilizing the countrywide availability of the strips in pharmacy and clinical awareness of the product via the healthcare providers.

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

Manufacturing

As we do not directly manufacture our products ourselves, we have supply agreements with manufacturers for the Dario Blood Glucose Monitoring System, glucose test strips, lancing devices, and lancets.  We have arrangements in place with commercial-scale manufacturers for both the Dario Blood Glucose Monitoring System and for our test strips. As a result of investments, we have made over the past several years, we own the specialized equipment used to manufacture Dario Blood Glucose Monitoring System.

During 2015, we commenced the manufacturing of our Dario Blood Glucose Monitoring System with a Chinese manufacturer as part of our efforts to further reduce manufacturing cost. At the beginning of 2016, we transitioned our manufacturing to a new Chinese manufacturer as part of our effort to increase our manufacturing capacity and improve cost savings.

Insurance Reimbursement

In the United States and in other jurisdictions such as England, we expect that Dario’s test strips should generally be available for full or partial patient reimbursement by third-party payers.  We expect to work with third-party payers in the countries into which we expect to market Dario in order to establish coverage for test strips, although we cannot be sure of coverage being obtained.  In April 2014, we announced the receipt of reimbursement coverage for the use of the Dario Blood Glucose Monitoring System in Italy, making 600,000 Italians eligible for reimbursement coverage. In June 2014, we were granted (effective September 1, 2014) reimbursement status in England, Wales, Scotland and Northern Ireland for strips and lancets to be utilized together with the Dario Blood Glucose Monitoring System.  In May 2015, we launched Dario in Canada and the majority of Canadian medical plans are now covering test strips for the Dario Blood Glucose Monitoring System with reimbursement. We expect the balance of Canadian insurance plans to provide reimbursement coverage in the near future. We are planning to pursue reimbursement coverage in other jurisdictions.

Clinical Studies and Outcomes

Our platform is planned to target different chronic conditions. Our initial focus has been on diabetes because that is a condition in which we believe there is the biggest opportunity to make a meaningful impact and improve healthcare outcomes and lower costs. It is also a condition that is associated with multiple different comorbidities, each of which represents a significant health and economic burden. The majority of our end-users are individuals with type 2 diabetes. Most people with type 2 diabetes are diagnosed after age 45 and have at least two co-existing chronic conditions. The most common chronic condition in people living with type 2 diabetes include hypertension (73.6%), overweight/obesity (87.5%), hyperlipidemia (75.2%), chronic kidney disease (36.5%), and cardiovascular disease (32.2%). Typically, the health of people with type 2 diabetes is managed by a primary care physician, although few may also be seen by an endocrinologist.

On average, people with type 2 diabetes see a physician more than five times per year. While there are a number of metrics that physicians use to track the health of these patients, the most common is hemoglobin A1c, or HbA1c, which measures the average 90-day glycemic (blood glucose) level in red blood cells. Clinical guidelines published by the ADA suggest that a reasonable HbA1c target for many non-pregnant adults is less than 7%, or 154 milligrams per deciliter. A higher HbA1c has been associated with increased health risk and associated costs. The ADA estimates that annual healthcare costs for a person with diabetes cost an average of $16,750 compared to $7,151 for a healthy individual. Research published by Oxford University in the United Kingdom suggests that a 1% reduction in HbA1c levels leads to a 21% reduction in death from diabetes, a 14% reduction in heart attacks and a 43% reduction in peripheral vascular disease. Monitoring HbA1c levels is typically done through routine blood work in a clinical laboratory with a physician order. Treatment can involve a range of therapies, the most common of which is lifestyle management such as nutrition, physical activity and medication. Physicians will also employ various strategies to manage diabetes-associated comorbidities.

We believe that patients using a digital diabetes management platform have the potential to promote behavioral modification and sustain adherence to diabetes management, demonstrating better glycemic control.

Our sophisticated customer-focused solutions provide significant, meaningful improvements in the measurable clinical outcomes of our members.

Clinical Studies

The system accuracy and user performance of our product has been evaluated in several studies that we have performed, in over 1,300 diabetic patients from 2015 through 2017, and was found compliant with the most stringent current requirements of FDA guidelines and international standards then in effect.

Clinical validation of our product was performed with 350 diabetic patients for each product type, namely the meter with the audio jack and the meter with the lightning connector, and the results that were achieved were as follows:

•	Dario BGMS (Android): For all subject's samples 96.6% within ±15% and 100% within ±20% of the medical laboratory values at the entire glucose concentrations range

•	Dario LC BGMS (iPhone, Lightning connector): For all subject’s samples 96.3% within ±15% and 99.4% within ±20% of the medical laboratory values at the entire glucose concentrations range.

Published Clinical Data

Since 2017, we have conducted numerous real-world-data studies through analyzing the clinical data of our user’s utilizing the rapidly increasing database that is stores on our data cloud.

Several scientific studies were published by us between 2017 and through 2019 in leading diabetes conferences such as the ADA, AADE and ATTD.

Main Highlights

In all of the below studies, we believe that the results show a trend of continued improvement, demonstrating a direct correlation between using the Dario Blood Glucose Monitoring System and app and improving clinical parameters. The combination of Dario’s Blood Glucose Monitoring System and app may promote behavioral modification and enhanced adherence to diabetes management, demonstrating improvement in glycemic outcomes and sustainment for a long period of time.

Dario reported an Average Reduction in Estimated HbA1C of 1.4% for High-Risk type 2 Diabetes Users.

Dario presented at the 77th ADA session a study that was titled “Reducing A1C Levels in Individuals with High-Risk Diabetes Using the Mobile Glucose Meter Technology.” In the study Dario reported an average reduction in estimated HbA1C of 1.4% for high-risk type 2 Diabetes users.

At the ADA 2018 session, Dario presented three real-world-data analysis studies, as detailed below.

Type 2 Diabetes Users of Dario Digital Diabetes Management System Experience a Shift from Greater than 180 mg/dL to Normal Glucose Levels with Sustainable Results

•	Reduction of 19.3% in high glucose readings within 12 months

•	Increase of 11.3% in In-range readings within 12 months

Method: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of all active Type 2 Diabetic (T2D) users that took measurements with DarioTM BGMS on average of 20 measurements per month during 2017. The study assessed the ratio of all high blood glucose readings (180-400 mg/dL) and the ratio of all normal blood glucose readings (80-120 mg/dL) in their first month of use to their last month of use during 2017 as recorded in the database.

Results: For 17,156 T2D users activated during 2017 the average ratio of high events (180-400 mg/dL) was reduced by 19.3% (from 28.4% to 22.9% of the entire measurements). While at the same time, the ratio of normal range readings (80-120 mg/dL) was increased by 11.3% (from 25.6% to 28.5% of the entire measurements). The most significant shift occurred after one month of usage (14% decrease) and maintained stability over the following months throughout the full year. |

Updated Analysis combining 2017 and 2018 data totals 38,838 Type 2 Diabetes active users and 3,318,014 measurements show 14.3% decrease in high readings (180-400 mg/dL) and 9.2 % increase in In-range (80-120 mg/dL) readings

A decrease in High Readings and Severe Hyperglycemic Events for People with T2D over the Full Year of 2017 in Users Monitoring with Dario Digital Diabetes Management System

•	Reduction of 20% of High events (180-400 mg/dL) in T2D sustained within 12 months

•	Reduction of 58% of Hyper events (>400mg/dL) in T2D within 12 months

Method: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active Type 2 Diabetic (T2D) users that continuously measured their blood glucose using DarioTM BGMS during the full year of 2017 was evaluated. The study assessed the ratio of high (180-400 mg/dL) and hyperglycemic (>400mg/dL) blood glucose readings during full year of 2017 as recorded in the database. The average of high and hyperglycemic glucose readings were calculated in periods of 30-60, 60-90, 90-120, 120-150, 150-180, 180-210, 210-240, 240-270, 270-300, 300-330, 330-360 days and compared to first 30 days as a starting point of analysis.

Results: For 225 T2D active users the ratio of high events (180-400 mg/dL) was reduced gradually in 19.6% (from 23.4% to 18.8% of the entire measurements) from baseline compared to the 12th month of the year. Moreover, the ratio of severe hyperglycemia events (>400 mg/dL) was decreased in 57.8% (from 0.90% to 0.38% of the entire measurements) at the same period.

Continuous Reduction of Blood Glucose Average during One Year of Glucose Monitoring Using Dario Digital Monitoring System in a High-Risk Population

•	Reduction of 14% Blood Glucose average was observed in T2D within 12 months

•	76% of the population showed 24% improvement in Blood glucose average within 12 months

Methods: An exploratory data analysis study reviewed a population of high risk active type 2 Diabetic users with initial 30 days glucose average above 180 mg/dL during a full calendar year. The study assessed the average blood glucose readings along a year of usage. The average of glucose readings was calculated per user in periods of 30 days intervals from 30-60 to 330-360 days and compared to the first 30 days as the starting point baseline of analysis.

Results: Overall of 238 highly engaged T2D users (more than one daily measurement in average) whose average blood glucose level was above 180mg/dL in the first 30 days of measurements (225±45 mg/dL) showed continuous reduction in glucose level average vs. baseline. Reduction in blood glucose average level was demonstrated gradually, in the succeeding 3, 6 and 12 months showing average decrease of 7%, 11% and 14% vs. baseline, respectively. Furthermore, 76% of the entire population (180 out of 238 users) improved their average blood glucose level over a year. Those 180 users (average blood glucose 228±46) showed an average decrease of 10%, 16% and 24% in their glucose average following 3, 6 and 12 months, respectively.

At the American Association of Diabetes Educators (AADE) 2018 Dario presented a study titled “Decrease in Estimated A1C for people in High-risk over a full year of users monitoring with a digital Diabetes management system.”

A reduction of 1.4% in estimated HbA1C in Type 2 Diabetes high risk users from baseline after one year of the Dario system use.

Method: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of high-risk (with baseline A1C > 7.5 percent), active users that continuously measured their blood glucose using DarioTM BGMS during a full year was evaluated. The study assessed estimated A1C values based on blood glucose readings during a full year as recorded in the database. The estimated A1C values were calculated in periods of 3, 6, 9 and 12 months and compared to first 30 days as a starting point of analysis.

Results: A group of 363 high-risk Dario BGMS users (A1C>7.5) with greater than two blood glucose measurements taken per day in the first 30 days and in the 12th month of the year was selected. Estimated A1C was improved by -0.7, -0.8 and -1 percent from baseline to 3, 6 and 9 months respectively, and remained -1 percent lower following 12 months of usage (8.65±0.96 vs.7.65±1.0). Moreover, subgroup analyses by diabetes type revealed substantial estimated A1C improvement among people with T2D showing improvement of -1 percent from baseline to 3, 6 months and 1.4 percent following 12 months (8.5 ± 0.91% vs. 7.14% ± 0.98%).

An additional study evaluated on the potential improvement in glycemic variability in Type 2 diabetes over six months in patients monitoring with Dario Diabetes management system. Dario presented the study results at the Advance Technologies and Treatment for Diabetes (ATTD) conference in February 2019 in Berlin. We presented two additional studies outcomes at ADA 2019 conference.

Decrease in Glycemic Variability for T2D over Six Months in Patients Monitoring with Dario Digital Diabetes Management System

•	Reduction of 14%-18% in measurements variability was observed in T2D within 6 months

•	Hypo events (<70 mg/dL) remained <1 event on average

Method: A retrospective data evaluation study was performed on the DarioTM database. A population of T2D high-risk patients (blood glucose measurements average (GMavg) >180 mg/dL) measuring more than 20 times in the first 30 days (analysis baseline) was evaluated on days 60-90 (3 months) and 150-180 days (6 months). Standard deviation (SD) and GMavg were calculated and compared to the baseline.

Results: A group of 698 T2D high-risk DarioTM users was selected. GV was reduced by 10% and 14% from baseline through 3 and 6 months, respectively (SD of 55.7, 58.4 vs.65.0). GMavg was reduced by 8% and 12% from baseline through 3 and 6 months, respectively (201.1±25.57, 192.8±54.3 vs. 219.5±38.5) while patient’s hypoglycemic event (<70mg/dL) was in average, less than one (<1) during this period. Subgroup analyses (355 patients) revealed substantial GV improvement among non-Insulin T2D patients. The GV was reduced by 14% and 18% from baseline through 3 and 6 months, respectively (SD of 52.8, 50.7 vs.61.7).

T2D Users of Dario Digital Diabetes Management System Experience an Increase of in-range Glucose Levels Linked to App Engagement

Relative Increase of 10 % In-range linked to App engagement

Method: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active Type 2 Diabetic (T2D) users (>15 measurements per month on average) was evaluated. The study assessed the ratio of in-range blood glucose readings (70-140 mg/dL) as a function of App engagement level for 6 months as recorded in the database compared to first 30 days as a starting point of analysis.

Results: A population of 4917 T2D non-insulin users measuring more than 15 times per month on average during 6 months in a row was evaluated. The ratio of in-range (70-140 mg/dL) readings was increased following 3 months in correlation to the level of tagging meal reference/carbs/physical activity occurrences (4.0%, 9.1% and 11.9% for tagging 0-1, 1-2 and >2 times per day on average, respectively) and sustained for 6 months (3.1%, 7.0% and 12.2%, respectively). In subgroup analysis focusing on users entering their meal reference, high correlation was observed following 3 months with an increase of in-range measurements in 4.6%, 8.4% and 12.0% for 0-1, 1-2 and >2 meal reference tagging per day on average, respectively, and maintained stability over 6 months period (3.2%, 7.4%, and 12.5%, respectively).

Reduction of Blood Glucose Average Less than 140mg/dL in People with Type2 Diabetes Using Dario Digital Diabetes Management System

30-40% of T2D Dario users experienced Reduction of Blood Glucose Average below 140 mg/dL

Method: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active T2D users that continuously measured for 6 months was evaluated. The study assessed their BG avg and estimated A1C (eA1C) values based on blood glucose readings as recorded in the database. Values were calculated in periods of 3 and 6 months and compared to their first 30 days as a starting point analysis.

Results: A group of 1248 Dario BGMS T2D active users (1.98 measurements per day on average during 6 months in a row) with BG avg >140mg/dL (eA1C>6.5) was evaluated.100% reduced their BG avg along 6 months on average.

A group of 31% (387) achieved BG avg of <140 mg/dL (eA1C<6.5) following 3 months showing 19% reduction on average from baseline (132.38±13.36 vs.162.79±25.41 mg/dL and eA1C 6.24±0.46 vs 7.3±0.88) and sustained their glycemic control during a 6 months period (131.57±13.86 mg/dL and eA1C 6.21±0.48).

Subgroup analyses of 568 non-insulin users revealed that 40% (226) achieved a BG avg <140 mg/dL following 3 months (131.95±13.21 vs.161.67±24.18 mg/dL and eA1C 6.22±0.46 vs 7.26±0.84) and sustained for 6 months period (131.03±13.70 mg/dL and eA1C 6.19±0.47). Along the 6 months period, hypo events (<50mg/dL) per user per month on average remained stable.

In August 2019 another study was presented at the AADE 2019 in Atlanta. The study evaluated the “Impact of Digital Intervention on In-range Glucose Levels in Users with Diabetes.” The study results showed 6% improvement in average blood glucose levels over 3 months intervention program for a group of 162 users. A 39% increase in the in-range measurements was observed in a subgroup of 101 patients who started with average blood glucose levels of over 140mg/dL.

In February 2020, we presented an additional clinical study at the Advanced Technologies & Treatments for Diabetes (“ATTD”) conference in Madrid, Spain. The presented data shows the Dario digital therapeutics platform successfully assists insulin dependent patients with diabetes in reducing hypoglycemic events.

Decrease in Hypoglycemia Events Over Two Years in Patients Monitoring with Dario’s Digital Diabetes Management System

Method: A retrospective data analysis was performed on the Dario real-world database. Insulin dependent of users with type 1 or type 2 diabetes population was evaluated for two year of continuous system use. Average numbers of level 1 hypoglycemia (<70mg/dL) and level 2 hypoglycemia (<54 mg/dL) events were calculated monthly and compared to baseline (first month).

Results: For 1481 type 1 and type 2 insulin dependent users, average of level 1 hypoglycemia events and level 2 were reduced by 24% and by 17% after 6 months and by 50% and 57% after 2 years vs. baseline respectively. Users with type 1 diabetes (N=363) reduced level 1 hypoglycemia events by 50% and Level 2 by 55% after 2 years. Moreover, a 40% reduction in high blood glucose readings was observed as well after 2 years.

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

De Novo Classification.   If the FDA denies 510(k) clearance of a device because it is novel and an adequate predicate device does not exist, the “de novo classification” procedure can be invoked based upon a reasonable assurance that the device is safe and effective for its intended use.  This procedure approximates the level of scrutiny in the 510(k) process but may add several months to the clearance process. If the FDA grants the request, the device is permitted to enter commercial distribution in the same manner as if 510(k) clearance had been granted.

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

The commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bore the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness.  Compliance with the Medical Device Directive (MDD) or the Active Implantable Medical Device Directive (AIMD) or the In Vitro Diagnostic Medical Device Directive (IVDD) as audited by a notified body and certified by a recognized European Competent Authority, permits the manufacturer to affix the CE mark on its products.

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

Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs.

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

Intellectual Property

Patent applications

On May 8, 2011, certain of our founders filed a Patent Cooperation Treaty (PCT) Application No. PCT/IL2011/000369, titled “Fluids Testing Apparatus and Methods of Use.”  This PCT claimed priority from two preceding U.S. provisional applications filed by our founders, with the earliest priority date being May 9, 2010. The PCT application was transferred to us by our founders on October 27, 2011.

This application covers the novel blood glucose measurement device, comprising the glucose meter; and an adaptor that connects the glucose meter to a smart-phone to receive power supply and data display, storage, and analysis.  A PCT search report and written opinion on patentability that we received from World Intellectual Property Organization (known as WIPO) that included only two “Y” citations and one additional non-relevant reference.  Corresponding national applications of our PCT were filed in the U.S., Europe, Japan, China, Australia and Israel.

On May 1, 2014, we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smartphone via the audio jack port. This patent was issued as U.S. Patent No. 8,797,180 in August 2014, and in August2015, we received U.S. patent (No. 9,125,549) that broadened our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe these early patents represent critical intellectual property recognition and a significant initial validation of our intellectual property efforts. Further, a corresponding European patent was granted to us in May 2016, as European patent No. 2569622 for testing of fluids through an audio jack connection. An additional corresponding patent was granted in Israel in April 2016. In February 2016 we were granted U.S. patent No. 9,257,038, which is a further Continuation application connected to the U.S. patent No. 8,797,180, this new patent enhanced the way the Dario Blood Glucose Monitoring System communicates with the end user’s smartphone devices.

In November 11, 2017, U.S. patent No. 9,832,301 titled “Systems and methods for adjusting power levels on a monitoring device” was granted. This patent enhances the way the Dario Blood Glucose Monitoring System communicates with users’ smartphone devices. This family includes a corresponding pending application in China.

Additionally, we recently received U.S. patent No. 10,445,072 that enables optical communication between the Dario Blood Glucose Monitoring System and the end user’s smartphone devices.

Additional patent applications are in the process of being discussed and developed, and we believe that we have a rich potential pipeline of future technologies that we intend to develop.

For example, we are further seeking to develop and protect new intellectual property around future generations of our hardware and software with the goal of achieving enhanced functionality, user interface, data usability, cyber protection, and artificial intelligence enhancement.

Design patents and patent applications on the Dario Blood Glucose Monitoring System

To further protect our market distinction and branding for the Dario Blood Glucose Monitoring System, three U.S. Design Applications have been filed and granted covering the glucose meter, the cartridge, and connection dongle. At least some of these applications were granted and registered in the United States, as well as Brazil, Canada, China, Europe, and Hong Kong.

Trademark applications

We have also filed several families of trademark applications covering the “Dario” name (wordmark), the Dario name and logo (logo), the Dario logo alone (logo), the DARIO-LITE wordmark, the LABSTYLE INNOVATIONS wordmark, the DARIOHEALTH wordmark, and the DARIOHEALTH logo.  In particular, the “Dario” wordmark is registered as a trademark in the Australia, Canada, China, Costa Rica, United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica, Europe, Israel, Japan, Korea, Mexico, New Zealand, Panama, Russia, South Africa, and the USA. The “DARIOHEALTH” wordmark is registered as a trademark in the United States, Canada, China and India.

Utility Models

We have been granted Utility Models for our core invention in Japan and Germany.

Other intangible assets

As the number of Dario users grows, an ever-growing amount of data is being collected from diabetic patients, including their blood sugar levels, meal compositions, routines, physical exercise (intensity and duration) as well as many other factors, and lately also blood pressure data, which are all useful for creating meaningful correlations between these factors and insulin use.  We expect that this database will be highly valuable and may be capitalized in many ways. The accumulation of this type of know-how and related algorithms are protected as trade secrets using specialized confidentiality protocols.

Competition

We face competition in each segment of our offering (devices, applications, coaching and analytics) and more importantly from competitors integrating these four components.

Blood Glucose Monitors (BGM). Our device competes directly and primarily with other BGM suppliers including, but not limited to, the global market leaders: Abbott Laboratories, Ascensia (formerly Bayer Diabetes Care), Johnson & Johnson LifeScan, Roche Diabetes and a large number of low-price private label manufacturers. An increasing number of these BGM devices connect to smartphones and tablets, such as, but not limited to, the Sanofi iBGStar, Medisana GlucoDock, Philosys Gmate Smart, One Drop, Intuity POGO and iHealth Align, or have standalone connected devices like Livongo.

Continuous blood Glucose Monitors (CGM). Continuous blood glucose monitors have made significant market progression in the last few years, such as but not limited to, Dexcom, Medtronic or Agamatrix. More insulin-using patients are using CGM devices on a continuing basis rather than an intermittent basis (such as every other month). “Intermittent CGM” such as Abbott Libre (that requires the user to voluntarily scan the sensor with the meter) are also gaining popularity as an intermediate option between BGM and CGM, both appealing to non-insulin users and insulin users.

While the market of BGM and CGM is highly competitive, we believe that we have important comparative advantages.

-	We offer an all-in-one glucose monitoring system, including a small form factor glucose reader, lancing device and a strip cartridge connected to existing smart mobile devices

-	We are targeting non-insulin using patients and therefore do not compete with CGM. A large percentage of insulin-using patients continue to prefer testing with a BGM rather than a CGM

-	Most importantly, in our opinion, is the fact that our integrated solution separates us from BGM and CGM competitors, and especially (i) the functions that go beyond blood glucose management such as, but not limited to, nutrition management and activity management (ii) the remote monitoring capabilities that our platform provides, the real time alerts to caregivers, remote-coaching capabilities to us and to third party caregivers and educating capabilities of our users.

Diabetes management applications. There are thousands of diabetes management applications available for download on a smart phone (such as Glucose Buddy, mySugr (now part of Roche Diabetes), Carb Manager, Sugar Sense and Welldoc). We believe that the large majority of existing diabetes management applications do not offer a good value which translates into users quickly stopping to use these applications.

We believe that our application is differentiated from our competitors by the high level of user engagement which comes from a unique know-how in terms of user interface (UI), user experience (UX), design of user journeys, agile development technics that allow for frequent update of the application, as well as the intrinsic nature of our integrated solution.

Coaching services. Pure coaching services such as Cecilia Health, or services delivered by medical distributors or healthcare providers are often relatively expensive and mostly offered on a limited time basis (e.g. one month after the discharge of a patient, or three months for onboarding of a new diabetes drug). We believe that our coaching services is differentiated as compared to our competitors in that our coaching services are an essential part of our solution and is maintained throughout a patient’s use of our application.

Digital health integrated competitors. Several digital health competitors integrate several, or all of, the four components of our offering, including but not limited to: Livongo, Glooko, Omada, OneDrop. In practice, we believe that the closest competitor in terms of an integrated offering may be Livongo.

Our differentiation versus such integrated competitors includes

-	Proven and significant results, placing us in the category of “Digital Therapeutics” (DTx);

-	Open platform (capable of integrating non-proprietary devices and coaching services);

-	Operating in the U.S., Canada, Europe and Australia;

-	Small form factor glucose reader whereas most devices from competitors have the size of another cell phone that the user needs to carry around;

-	Instant connection of the reader with the phone, thus maximizing opportunities to engage with the user; and

-	Flexibility of our product to integrate with the workflows of our business partners (e.g. messages integrated with the health communications generated by a retailer, interventions using the coaches operating from a diabetes clinic).

Employees

We currently have 62 full-time employees and 10 part-time employees. We have employment agreements with our three executive officers.  See “Management – Employment Agreements.”

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

We were formed in August 2011 as a new business and, commencing from 2015, we entered the commercialization stage of our technology. As such, this limited operating history may not be adequate to enable you to fully assess our ability to develop and commercialize the Dario Smart Diabetes Management Solution, achieve market acceptance of the Dario Smart Diabetes Management Solution, develop other products and respond to competition. We commenced a commercial launch of the free Dario Smart Diabetes Management application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario Smart Diabetes Management Solution (including the app and the Dario Blood Glucose Monitoring System) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, in 2015 in Australia, Israel and Canada and in 2016 in the United States. These efforts have not generated sufficient revenues, and we will need to generate additional revenues over the next years. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and the development and sale of new medical devices and related software applications. As a result, we may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company. In addition, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities only into June 2021.

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

Funding from any source may be unavailable to us on acceptable terms, or at all, If we do not have sufficient capital to fund our operations and expenses, we may not be able to achieve or maintain competitiveness, which could lead to the failure of our business and the loss of your investment.

We have incurred significant losses since inception. As such, you cannot rely upon our historical operating performance to make an investment decision regarding our company.

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements and public offerings of common stock and have incurred losses in each year since inception including net losses of $17,736,000 and $17,803,000 in 2019 and 2018, respectively. Our accumulated deficit at December 31, 2019 was approximately $110,145,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario in additional European countries, and elsewhere and manufacture, market and sell Dario where approved. We may be unable to achieve any or all of these goals.

Our independent registered public accounting firm has expressed in its report to our 2019 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

During 2015 we entered the commercialization stage, and the development and commercialization of Dario is uncertain and expected to require substantial expenditures. We have not yet generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2019, a substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

We may be subject to claims for rescission or damages in connection with certain sales of shares of our securities.

In March 2016, the Securities and Exchange Commission declared effective a registration statement that we filed to cover the sale of 66,667 shares of common stock, 76,667 warrants to purchase common stock, 76,667 shares of common stock underlying such warrants, and underwriters’ warrants to purchase up to 7,172 shares of common stock. Sales of approximately 2,778 shares of common stock, approximately 12,778 shares of common stock underlying warrants and approximately 1,278 shares of common stock underlying underwriters’ warrants may not have been made in accordance with Section 5 of the Securities Act of 1933, as amended. Accordingly, the purchasers of those securities may have rescission rights or be entitled to damages. The amount of such liability, if any, is uncertain. In the event that we are required to make payments to investors as a result of these unregistered sales of securities, our liquidity could be negatively impacted.

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

Dario has been CE marked since 2013, enabling us to commercialize in 32 countries across Europe as well as in certain other countries worldwide. It was also approved by the regulatory authorities in Australia, New Zealand, Canada, Israel and South Africa, and most recently in December 2015, we received FDA clearance. As a result, we have a limited history of commercializing Dario and commenced selling Dario in the United States in 2016. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. We are faced with the risk that the marketplace will not be receptive to Dario over competing products and that we will be unable to compete effectively. Factors that could affect our ability to establish Dario or any potential future product include:

•	the development of products or devices which could result in a shift of customer preferences away from our device and services and significantly decrease revenue;

•	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of a self-monitoring test device for certain types of diabetics;

•	the challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

•	the significant number of current competitors in the BGMS market who have significantly greater brand recognition and more recognizable trademarks and who have established relationships with healthcare providers and payors; and

•	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

We cannot assure you that Dario or any future product will gain broad market acceptance. If the market for Dario or any future product fails to develop or develops more slowly than expected, or if any of the technology and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

There is no assurance that our recently launched DarioEngage software platform will succeed or be adopted by healthcare providers.

We have recently launched a new product offering of our DarioEngage software platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications, and real-time alerts, trends and pattern analysis. We expect that the DarioEngage software platform may be leveraged by our potential partners, such as clinics, health care service providers, employers, and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. However, the success of our DarioEngage software platform will depend entirely on our potential partners’ adoption of the platform and we cannot assure you that our potential partners will do so, or, if adopted, that they will continue to use the platform continually and for an extended period of time. If we cannot encourage potential partners to utilize our DarioEngage software platform we may not succeed in marketing the product to our potential partners, the failure of which may materially and adversely affect our business and operating results.

A pandemic, epidemic or outbreak of an infectious disease in the United States, Israel or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Israel or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States and Israel. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. On March 10, 2020, the Government of Israel announced that effective Thursday, March 12, 2020, at 20:00 (Israel time) foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel; non-Israeli residents will be required to prove they have the means to self-quarantine before being allowed entry into Israel and, in addition, non-Israeli residents or citizens traveling from certain countries may be denied entry into Israel. In addition, the Ministry of Health in the State of Israel issued guidelines on March 11, 2020 recommending people avoid gatherings in one space and providing that no gathering of more than 100 people should be held under any circumstances. Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European countries. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the State of Israel, the United States and elsewhere across the globe.

The spread of an infectious disease, including COVID-19, may also result in the inability of our manufacturers to deliver components or finished products on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

Our Dario Smart Diabetes Management application, which is a key to our business model, is available via Apple’s App Store and via Google’s Android platforms and maybe in the future via additional platforms. If we are unable to achieve or maintain a good relationship with each of Apple and Google or similar platforms, or if the Apple App Store or the Google Play Store or any other applicable platform were unavailable for any prolonged period of time, our business will suffer.

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

Our Dario Blood Glucose Monitoring System is currently designed to be plugged into the audio jack or the charging jack of a mobile device. In addition, we have recently completed the development of a version of the Dario Blood Glucose Monitoring System that connects to an iPhone 7 and later models through the Lightning jack instead of the missing audio jack. As a result, our products are subject to future technological changes to mobile devices that may occur in the future. If we are unable to modify our products to keep pace with such technological changes, it would have a material adverse effect the ability of our customers to use our products, which would materially harm our business.

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

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, Erez Raphael, our Chief Executive Officer and a member of our Board of Directors and Zvi Ben David, our Chief Financial Officer, Treasurer and Secretary. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations, and prospects.

If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we will rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect and such higher compensation payments would have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense and we cannot assure that we will be able to recruit and retain such personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

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

In addition, on September 23, 2013, the FDA issued final guidance (which we refer to herein as the Guidance) for developers of mobile medical applications, or apps, which are software programs that run on mobile communication devices and perform the same functions as traditional medical devices. The Guidance outlines the FDA’s tailored approach to mobile apps.  The FDA plans to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Food, Drug and Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers. The FDA plans to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended. We anticipate that the Dario Smart Diabetes Management application will be subject to FDA regulation as a “mobile medical app.”

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

As of the date of this Annual Report, our officers, directors and affiliated stockholders collectively have a beneficial ownership interest of approximately 40% of our Company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

Our common stock has less liquidity than many other stocks listed on the Nasdaq Capital Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the Nasdaq Capital Market or other stock exchanges. While we have experienced increased liquidity in our stock during the year ended December 31, 2019, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

In particular, the market prices for securities of mHealth and medical device have historically been particularly volatile. Some of the factors that may cause the market price of our common stock and warrants to fluctuate include:

•	any delay in or the results of our clinical trials;

•	any delay in manufacturing of our products;

•	any delay with the approval for reimbursement for the patients from their insurance companies;

•	our failure to comply with regulatory requirements;

•	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;

•	the results of clinical trials conducted by others on products that would compete with ours;

•	any delay or failure to receive clearance or approval from regulatory agencies or bodies;

•	our inability to commercially launch products or market and generate sales of our products, including Dario;

•	failure of Dario or any other products, even if approved for marketing, to achieve any level of commercial success;

•	our failure to obtain patent protection for any of our technologies and products (including those related to Dario) or the issuance of third-party patents that cover our proposed technologies or products;

•	developments or disputes concerning our product’s intellectual property rights;

•	our or our competitors’ technological innovations;

•	general and industry-specific economic conditions that may affect our expenditures;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

•	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;

•	period-to-period fluctuations in our financial results; and

•	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements.

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

We do not own any real property. Currently, we maintain our headquarters at 8 HaTokhen St., Caesarea Industrial Park, 3088900, Israel. On September 8, 2016, we signed a lease agreement for these headquarters’ facilities for a period of 5 years commencing upon the completion of construction of the new office building. We moved into these offices during November 2017. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $17,317. In December 2017 we signed a lease agreement for our new U.S. headquarters facilities in New York, New York for a monthly rent and management services of approximately $3,708.

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

Record Holders

As of March 2, 2020, we had 249 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2019:

The following table provides information as of December 31, 2019, with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) and the Company’s other equity compensation arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	145,155	$54.03	146,180
Equity compensation plans not approved by security holders *	607	$2,522.91	-
Equity compensation plans not approved by security holders **	213	$2,502.00	-
Equity compensation plans not approved by security holders ***	1,966	$115.20	-
Equity compensation plans not approved by security holders ****	139	$140.40	-
Total	148,080	$68.56	146,180

*	In March 2013, our Board adopted a non-employee director’s remuneration policy.

**	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $2,502.00 vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten-year term.

***	In September 2015, our Board approved the grant of non-plan options to our Board members and members of our SAB. These options have an exercise price of $115.20 per share, one-third vesting immediately and the balance vest over 8 quarterly installments, have a cashless exercise feature and a six-year term.

****	In December 2015, our Board approved the grant of non-plan options to a member of the SAB. The options to the SAB member have an exercise price of $140.40 per share, and vest over a three-year period. One third vest after one year and the balance vest over 8 quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. On March 26, 2018 and May 18, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 5,373,000. On October 7, 2018 and November 29, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 7,873,000. On September 3, 2019 and November 6, 2019, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 12,373,000 (618,650 post reverse split). On December 26, 2019 and February 5, 2020, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,968,650. Following amendments, there are currently 345,673 shares of Common Stock reserved for issuance under the 2012 Equity Incentive Plan.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2019, we issued an aggregate 625 shares of our common stock to certain of our service providers as compensation to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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

Overview

We are a leading Global Digital Therapeutics (DTx) company revolutionizing the way people manage their health across the chronic condition spectrum by delivering evidence-based interventions that are driven by precision data analytics, high quality software, and personalized coaching. We empower individuals to make healthy adjustments to their daily lifestyle choices in a personalized way and improve their overall health. Our cross-functional team operates at the intersection of life science, behavioral science, and software technology to deliver highly engaging therapeutic interventions. With 4.9/5.0 stars from 9,000+ reviews on the Apple App Store as of March 2020, the DarioTM Blood Sugar Monitor’s user-centric approach is loved by tens of thousands of customers around the globe. We are rapidly expanding solutions for additional chronic conditions such as hypertension, using a performance-based approach to improve the health of users managing chronic disease.

Our flagship product, Dario, which we also refer to as our Dario Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application to track and monitor all facets of diabetes, combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which we call the Dario Blood Glucose Monitoring System, that essentially turns a smartphone into a glucometer. In addition, our product offerings will focus on the newly launched DarioEngage software platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications and real time alerts, trends and pattern analysis. The DarioEngage platform can be leveraged by our potential partners, such as clinics, health care service providers, employers and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. Finally, we intend to utilize the data we obtain from our Dario Smart Diabetes Management Solution and DarioEngage platform to develop our upcoming healthcare analytics program, Dario Intelligence. As such, we intend to develop our solutions such that they will span the full spectrum of disease monitoring, user-centric engagement, coaching tools, and big data and intelligence solutions. We have obtained regulatory clearance or approval for the Dario Blood Glucose Monitoring System in the U.S., Canada, the E.U., Israel and Australia, among others. We believe that our targeted health platform is a highly personalized preventative and proactive approach to health improvement based on individual behavior and treatment, tailored to each person’s unique profile.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into June 2021 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alternations in our business plans and our business might fail.

Critical Accounting Policies

Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our fiscal year ends December 31.

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

Revenue Recognition

We derive our revenue principally from:

•	sale of our products, device-specific disposables test strip cartridges, lancets and our Dario Blood Glucose Monitoring System through distributors or directly to end users;

•	revenue from providing Remote Patient Monitoring services to healthcare providers through the DarioEngage platform; and

•	revenue from ongoing membership programs, providing our users personalized diabetes management programs, including lifestyle changes, healthy eating, advanced tracking and live coaching.

Revenue is recognized under the five-step methodology in accordance with Accounting Standards Codification (“ASC”) - ASC 606, which requires us to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified, and recognize revenue when (or as) each performance obligation is satisfied.

Revenue from product sales is recognized in the period in which the products are provided to customers. Revenues are recognized when control of the promised products is transferred to customers, in an amount that reflects the consideration to which we expect to receive from patients.

Revenues from ongoing membership programs and Remote Patient Monitoring services are recognized for each individual performance obligation when delivery has occurred, by fulfillment of product and service to costumer. Our revenues are recognized in the period in which services and related products are provided to customers and are recorded either at a point in time for the sale of products, or over the fixed service period for membership. The fee paid in upfront, fixed or determinable, the allocation of the transaction price to each performance obligations product and service based on the best estimate of selling price which is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which we offer our products.

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

During the year ended December 31, 2019, total inventory write-off expenses amounted to $62,000.

Production Lines

Capitalization of Costs. We capitalize direct incremental costs of third-party manufacturers related to the equipment in our production lines. We cease construction cost capitalization relating to our production lines once they are ready for its intended use and held available for occupancy. All renovations and betterments that extend the economic useful lives of assets and/or improve the performance of the production lines are capitalized.

Useful Lives of Assets. We are required to make subjective assessments as to the useful lives of our production lines for purposes of determining the amount of depreciation to record on an annual basis with respect to our construction of the production lines. These assessments have a direct impact on our net income (loss). Production lines are usually depreciated on a straight-line basis over a period of up to seven years, except any renovations and betterments which are depreciated over the remaining life of the production lines.

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

Results of Operations

Comparison of the Year Ended December 31, 2019 to Year Ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 amounted to $7,559,000, compared to $7,394,000 during the year ended December 31, 2018.

Revenues generated during the year ended December 31, 2019 were derived mainly from the sales of the Dario Blood Glucose Monitoring System, through direct sales to consumers located mainly in the United States through our on-line store and through distributors, and from the offering of our membership services to our customers located mainly in the United States. This increase in revenues is mainly due to the increase in sales of our membership offering compared to 2018.

Cost of Revenues

During the years ended December 31, 2019 and 2018, we recorded costs related to revenues in the amount of $4,962,000 and $5,629,000, respectively. The decrease in cost of revenues was mainly due to the increase in the sales of our membership offerings, which includes a service component in addition to our products, and therefore resulted in a reduction in the quantities of product sold compared to 2018.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $16,000 to $3,692,000 for the year ended December 31, 2019 compared to $3,676,000 for the year ended December 31, 2018. This increase was mainly due to increase in salaries, partially offset by software development costs.

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

Sales and Marketing

Our sales and marketing expenses increased by $818,000 to $11,127,000 for the year ended December 31, 2019 compared to $10,309,000 for the year ended December 31, 2018. This increase was mainly due to the increase in salaries and, expenses on digital marketing campaigns in the U.S.

Sales and marketing expenses consist mainly of payroll expenses, trade show expenses, customer support expenses and on-line marketing campaigns.

General and Administrative Expenses

Our general and administrative expenses increased by $15,000 to $5,483,000 for the year ended December 31, 2019 compared to $5,468,000 for the year ended December 31, 2018. The increase was mainly due to an increase in franchise taxes.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance income (expenses), net

Our finance expenses, net, decreased by $84,000 to $31,000 for the year ended December 31, 2019 compared to $115,000 financing expenses for the year ended December 31, 2018. Finance expenses include mainly the results of bank charges, lease liability translation differences, and foreign currency translation adjustments.

Net loss

Net loss for the year ended December 31, 2019 was $17,736,000. Net loss for the year ended December 31, 2018 was $17,803,000. The decrease from 2018 was mainly due to the increase in our gross profit.

Net operating loss carryforwards

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $11,046,000, of which 7,120,000 was generated from tax years 2011-2017 and can be carryforward and offset against taxable income and that expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). During 2018 and 2019, we generated additional $3,926,000 of net operating losses carryforwards which are not subject to the annual limitation described above.

Our Israeli subsidiary has accumulated net operating losses for Israeli income tax purposes as of December 31, 2019 in the amount of approximately $62,470,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $20,891,000 and $18,296,000 for the year ended December 31, 2019 and 2018, respectively.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP within this Annual Report on Form 10-K, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “net loss before interest, taxes, depreciation, and amortization” or “EBITDA,” and “Non-GAAP Adjusted Loss,” as presented herein below. Importantly, we note the NGFM measures captioned “EBITDA” and “Non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

Such NGFM are presented with the intent of providing greater transparency of information used by us in our financial performance analysis and operational decision-making. Additionally, we believe these NGFM provide meaningful information to assist investors, shareholders, and other readers of our consolidated financial statements, in making comparisons to our historical financial results, and analyzing the underlying financial results of our operations. The NGFM are provided to enhance readers’ overall understanding of our current financial results and to provide further information to enhance the comparability of results between the current year period and the prior year period.

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) unaudited statement of operations of the revaluation of the warrants and the expense related to stock-based compensation, each as discussed herein above.

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31, (in thousands)
	2019	2018	$ Change
Net Loss Reconciliation
Net loss attributable to common stockholders	$(20,891)	$(18,296)	$(2,595)

Deemed dividend – related to preferred shares issued	3,155	-	3,155
Deemed dividend – related to Warrant Exchange Agreement	-	493	(493)

Net loss - as reported	(17,736)	(17,803)	67

Adjustments
Depreciation expense	183	207	(24)
Other financial expenses, net	31	115	(84)

EBITDA	(17,522)	(17,481)	(41)

Stock-based compensation expenses	2,257	3,758	(1,501)

Revaluation of warrants	-	(1)	1

Non-GAAP adjusted loss	$(15,265)	$(13,724)	$(1,541)

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $20,395,000 in cash and cash equivalents compared to $10,997,000 at December 31, 2018.

We have experienced cumulative losses of $110,145,000 from inception (August 11, 2011) through December 31, 2019, and have a stockholders’ equity of $18,894,000 at December 31, 2019. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern.”

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $96,426,000 as of December 31, 2019.

On March 3, 2016, we conducted a public offering, pursuant to which we issued 66,667 shares of common stock and warrants exercisable for an aggregate of 66,667 shares of common stock for an aggregate net consideration of $5,038,000.

Concurrently with our public offering, on March 3, 2016, we conducted a concurrent private placement pursuant to which we issued 27,778 units, with each unit consisting of one share of common stock and one warrant to purchase 1.2 shares of common stock, such that an aggregate of 27,778 shares of common stock and a warrant to exercisable for an aggregate of 33,334 shares of common stock was issued and sold for an aggregate net consideration of approximately $2,500,000.

On January 9, 2017, we commenced a private placement offering of up to $5,100,000 consisting of up to 91,072 shares of common stock and warrants to purchase up to 91,072 shares of common stock. The warrants are exercisable after the six month anniversary of each respective closing and will expire on the 5 year anniversary of their issuance. On January 9, 2017, we held the initial closing of the offering with a lead investor and an additional investor and issued and sold 55,697 shares of Common Stock and Warrants to purchase 55,697 shares of common stock for aggregate gross proceeds of approximately $3,119,000. On January 11, 2017, we entered into securities purchase agreements with 18 investors for the future issuance and sale of 35,376 shares of common stock and warrants to purchase 707,515 shares of common stock, provided that the issuance and sale of such securities shall only occur upon our obtaining stockholder approval, pursuant to Nasdaq rules. On March 9, 2017, following receipt of stockholder approval, we issued and sold 35,376 shares of common stock and warrants to purchase 707,515 shares of common stock to the 18 investors.

On March 31, 2017, we conducted a public offering, pursuant to which we issued 72,500 shares of common stock for aggregate gross consideration of $4,500,000.

Between August 16, 2017 and August 22, 2017, we executed securities purchase agreements with a total of 23 accredited and non-U.S. investors relating to two concurrent placement offerings of 24,167 shares of our common stock at a purchase price of $36.00 per share and 115,383 shares of our designated Series B Preferred Stock at a purchase price of $36.00 per share, for aggregate gross proceeds of approximately $5,000,000. The closing of the offering took place on August 22, 2017.

On February 28, 2018 and March 6, 2018, we closed two concurrent private placements offerings consisting of 113,110 shares of our common stock at $28.00 per share, 61,704 shares of our Series C Convertible Preferred Stock at $56.00 per share and warrants to purchase up to 189,218 shares of common stock for aggregate gross proceeds of approximately $6,623,000.

On September 13, 2018 and September 26, 2018, we closed two concurrent private placements offerings consisting of 213,340 shares our common stock at $18.00 per share, 94,513 shares of our Series D Convertible Preferred Stock at $72.00 per share and warrants to purchase up to 473,114 shares of common stock, for aggregate gross proceeds of approximately $10,645,000.

On December 13, 2018 and December 27, 2018, we closed a private placement offering of 152,504 shares of our common stock at a purchase price of $20.00 per share and warrants to purchase up to 152,500 shares of our common stock at $25.00 per share for aggregate gross proceeds of approximately $3,050,000.

On November 27, 2019, we entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of 8,361 shares of newly designated Series A Convertible Preferred Stock and an aggregate of 5,200 shares of newly designated Series A-1 Convertible Preferred Stock, at a purchase price of $1,000 for each share of Series A Preferred Stock and Series A-1 Preferred Stock, for aggregate gross proceeds to the Company of $13,560,000. The initial closing of the offering took place on November 27, 2019. On December 3, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,915 shares of newly designated Series A-2 Preferred Stock, at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of $1,915,000. On December 4, 2019, we into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 3,808 shares of newly designated Series A-3 Preferred Stock, at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of $3,808,000. On December 5, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 745 shares of newly designated Series A-4 Preferred Stock, at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of $745,000. On December 19, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,346 shares of newly designated Series A-3 Preferred Stock, at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of $1,346,000. The total aggregate gross proceeds of the offering described above, together with gross proceeds from the closing of the offering of Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Series A-4 Preferred Stock was $21,375,000.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into June 2021 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

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

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario, DarioEngage and Dario Intelligence, (3) expenses which will be required in order to expand manufacturing of our products, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially distribute our products and services in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2019	2018
	$	$
Cash used in operating activities:	(15,725,000)	(11,470,000)
Cash used in investing activities:	(113,000)	(72,000)
Cash provided by financing activities:	25,247,000	18,743,000

Net cash used in operating activities

Net cash used in operating activities was $15,725,000 for the year ended December 31, 2019 compared to $11,470,000 used in operations for the same period in 2018. Cash used in operations increased mainly due to an increase in our operating expenses, and offset by a decrease in our trade payables and other accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used for investing activities was $113,000 for the year ended December 31, 2019 compared to cash used in investing activities of $72,000 for the year ended December 31, 2018. Cash used in investing activities increased mainly due to higher investment in fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $25,247,000 for the year ended December 31, 2019 compared to $18,743,000 for the year ended December 31, 2018. During the year ended December 31, 2019, we raised net proceeds in an amount of approximately $25,247,000 through our May and December 2019 offerings.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2019 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period (U.S. dollars)
Contractual Obligations	Total	Less than 1 year	1-5 years
Operating Lease Obligations	$1,001	$422	$579
Purchasing Obligations	1,305	1,305	-

Total contractual cash obligations	$2,306	$1,727	$579

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606. The standard replaced the revenue recognition guidance in U.S. generally accepted accounting principles under ASC 605, and was required to be applied retrospectively to each prior period presented or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional Accounting Standard Updates (each an “ASU”) related to ASU No. 2014-09, collectively referred to as the “new revenue standards,” which became effective for us beginning January 1, 2019. We adopted the standard using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for us beginning January 1, 2019. We adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. We elected the package of practical expedients permitted under ASC 842, which also allowed us to carry forward historical lease classifications. We also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective from the first quarter of 2019.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity—Equity Based Payments to Non-Employees,” and expands the scope of ASC 718, “Compensation—Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The standard became effective for us beginning January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-1 through F-28 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2019, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2019.

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

Name	Age	Position(s)
Erez Raphael	46	Chief Executive Officer and Director
Zvi Ben David	59	Chief Financial Officer, Treasurer and Secretary
Dror Bacher	45	Chief Operating Officer
Richard Anderson	50	President and General Manager of North America
Yoav Shaked	48	Chairman of the Board of Directors
Yalon Farhi	58	Director
Allen Kamer	48	Director
Hila Karah	51	Director
Dennis M. McGrath	63	Director
Yadin Shemmer	44	Director
Adam Stern	55	Director
Prof. Richard B. Stone	77	Director

Erez Raphael has served as our Chief Executive Officer since August 9, 2013 and as a director of our company since December 2013. Mr. Raphael served as Chairman of the Board of Directors from November 2014 to July 2018, and as a director from November 2014 to the present. He previously and until October 2012 served as our Vice President of Research and Development. Mr. Raphael has over 17 years of industry experience, having been responsible in his career for product delivery, technology and business development. Prior to joining us, from 2010 to 2012, Mr. Raphael served as Head of Business Operations for Nokia Siemens Networks, where he was responsible for establishing and implementing a new portfolio business unit directed towards marketing and sales of complimentary products. Prior to that, from 1998 to 2010, he held increasingly senior positions at Amdocs Limited (Nasdaq:DOX) where he was ultimately responsible for advising the Chief Technology Officer and implementing matters of overall business strategy. Mr. Raphael holds a B.A. in economics and business management from Haifa University. We believe Mr. Raphael is qualified to serve on our Board of Directors because of his extensive experience with technology companies and in sales and marketing.

Zvi Ben David has served as our Chief Financial Officer, Treasurer and Secretary since January 7, 2015. Mr. Ben David has over 25 years of experience in corporate and international financial management, including at both publicly-listed and private companies. Since 2012, he has acted as an independent entrepreneur with, and investor in, various medical device ventures. From 2005 to 2012, Mr. Ben David served as the Chief Financial Officer of UltraShape Medical Ltd., a developer, manufacturer and marketer of innovative non-invasive technologies for fat cell destruction and body sculpting. While with UltraShape, he helped lead the company through $35 million in private financing, followed by the company’s merger with a Tel Aviv Stock Exchange company and ultimately the company’s sale to Syneron Medical Ltd.. From 2000 to 2005, he served as Vice President and Chief Financial Officer of Given Imaging Ltd., where he was part of the management team that led that company’s 2001 initial public offering and 2004 follow-on offering, and served as a director of that company from its establishment in 1998 to 2000. From 1995 to June 2000, Mr. Ben David served as Vice President and Chief Financial Officer of RDC Rafael Development Corporation, one of Given Imaging Ltd.’s principal shareholders. From 1994 to 1995, Mr. Ben David served as manager of the finance division of Electrochemical Industries (Frutarom) Ltd., an Israeli company traded on the Tel-Aviv Stock Exchange and the American Stock Exchange, and from 1989 to 1993, Mr. Ben David served as the manager of that company’s economy and control department. From 1984 to 1988, Mr. Ben David worked at Avigosh & Kerbs, an accounting firm in Haifa, Israel. Mr. Ben David is a certified public accountant in Israel and holds a B.A. in economics and accounting from Haifa University.

Dror Bacher has served as our Chief Operating Officer since July 25, 2017. Mr. Bacher previously served as our Vice President of Research and Development as well as Vice President of Operations since 2013 where he worked on product development as well as building a scalable supply chain. Mr. Bacher has over 18 years of experience in various technological companies and his expertise includes product management, product development and business operations in multi disciplinary environments. Between 2008 and 2013, Mr. Bacher Served in several leadership roles at Amdocs Limited (Nasdaq:DOX), including working as a part of the Chief Technology Office, managing enterprise development programs for a variety of software products associated with service delivery, as well as serving as head of process Prior to Amdocs, Mr. Bacher served in a senior role at Tower Semiconductor (Nasdaq:TSEM), the global specialty foundry leader for IC manufacturing, where he was responsible for business operations and commercialization expansion. Mr. Bacher holds a B.Sc. in computer science and an MBA degree from Haifa University.

Richard Anderson has served as our President and General Manager of North America since January 7, 2020. Mr. Jarry has served on our Advisory Board and as a Strategic Advisory consultant since 2017. From November 2003 to December 2019, Mr. Anderson worked for Catasys, Inc. (Nasdaq: CATS), where he served as President and Chief Operating Officer from July 2008 to December 2019, and as a member of its board of directors from November 2003 to July 2019. Prior to Catasys, Inc., Mr. Anderson served as Senior Executive Vice President of Hythiam, Inc., a predecessor company of Catasys, Inc., from 2005 to 2008. From 1999 to 2005, he also served as Chief Financial Officer and Secretary of Clearant, Inc., a biotechnology company. Prior to Clearant, from 1999 to 2001, he served as the Chief Financial Officer and Managing Director of Intellect Capital Group, a venture consulting firm. Earlier in his career, Mr. Anderson was a Senior Manager/Director for Price Waterhouse Cooper. Mr. Anderson holds a B.A. in Business Economics from the University of California at Santa Barbara.

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

Yadin Shemmer has been a director of our company since March 1, 2020. Mr. Shemmer, age 44, has served in several senior operating roles across the digital health industry. From 2017 until 2019, Mr. Shemmer served as Chief Executive Officer of Mango Health, a mobile platform for medication management and patient support. Prior to Mango Health, Mr. Shemmer was President of the consumer business at Everyday Health (NYSE: EVDY), a leading provider of digital health and wellness solutions. Previously, Yadin co-founded Better2Know, a digital platform enabling access to diagnostic services in the United Kingdom. Mr. Shemmer began his career at Broadview International, a boutique investment bank serving the information technology industry. He holds an M.B.A from London Business School and a B.A from the University of Pennsylvania.   We believe Mr. Shemmer is qualified to serve on our Board of Directors because of his experiences serving as an officer of companies in the digital health space.

Adam Stern has been a director of our company since March 1, 2020. Mr. Stern, age 55, has been the head Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012 and was a member of our board of directors between October 2011 and May 2014. Prior to Aegis, from 1997 to November 2012, he was with Spencer Trask Ventures, Inc., most recently as a Senior Managing Director, where he managed the structured finance group focusing primarily on the technology and life science sectors. Mr. Stern held increasingly responsible positions from 1989 to 1997 with Josephthal & Co., Inc., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing. He has been a FINRA licensed securities broker since 1987 and a General Securities Principal since 1991. Mr. Stern is a director of Aerami Therapeutics Holdings (formerly Dance Biopharm, Inc.), Matinas BioPharma Holdings, Inc. Adgero Biopharmaceuticals Holdings and Hydrofarm Holdings Group, Inc. Mr. Stern is a former director of InVivo Therapeutics Holdings Corp. (OTCQB: NVIV), Organovo Holdings, Inc. (NYSE MKT: ONVO) and PROLOR Biotech Ltd., which was sold to Opko Health, Inc. (NYSE: OPK) for approximately $600 million in 2013. Mr. Stern holds a Bachelor of Arts degree with honors from The University of South Florida in Tampa. We believe Mr. Stern is qualified to serve on our Board of Directors because of his experience in the capital markets, his experiences serving as a director of public and private companies and his experience with life sciences companies.

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

Scientific Advisory Board

We have established a Scientific Advisory Board (SAB), whose members will be available to us to advise on our scientific and business plans and operational strategies.  Below is the biography of our current SAB member.

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

Pursuant to the terms of the placement agency agreement between us and Aegis Capital Corp., dated October 22, 2019, we granted Aegis the right to nominate an individual to the Board of Directors for a period of three years, which resulted in the appointment of Mr. Stern to serve on our Board of Directors.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Prof. Stone, Messrs. Kamer, Shaked, Farhi. McGrath and Shemmer and Ms. Karah are “independent directors” as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act.

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

We have entered into indemnification agreements with our directors and officers pursuant to which we agreed to indemnify each director and officer for any liability he or she may incur by reason of the fact that he or she serves as our director or officer, to the maximum extent permitted by law.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		Option Awards ($)**			Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)
Erez Raphael	2019	$249,094	(1)	$361,164	(2)	$660,819	(3)	$					$111,120	(4)	$1,382,197
(Chief Executive Officer)	2018	$204,762	(1)	$120,336	(2)	$1,320,931	(3)	$					$94,098	(4)	$1,740,127

Zvi Ben David	2019	$133,172	(5)			$120,294	(6)	$					$42,128	(7)	$295,594
(Chief Financial Officer)	2018	$131,610	(5)			$387,649	(6)	$					$41,328	(7)	$560,587

Dror Bacher	2019	$153,759	(8)	$28,882	(9)	$67,929	(10)	$					$66,796	(11)	$317,366
(Chief Operating Officer)	2018	$139,060	(8)	$26,203	(9)	$382,231	(10)	$					$60,955	(11)	$608,449

Olivier Jarry	2019	$132,000	(13)			$120,000	(14)	$					$28,945	(16)	$280,945
(President and Chief Commercial Officer) (12)	2018	$43,577	(13)			$63,885	(14)		$62,400	(15)			$8,060	(16)	$177,922

*	Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2019 and December 31, 2018, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation,” or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016, his monthly salary was increased to NIS 80,000 (approximately $22,497 per month). On June 1, 2018, his monthly salary was increased to NIS 134,167 (approximately $37,730). During 2018 and 2019, Mr. Raphael agreed to a waiver of 45% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).

(2)	In June 2018, Mr. Raphael was paid a bonus of $120,336 for his performance during 2017. On June 2019, Mr. Raphael was paid a bonus of $110,006 for his performance during 2018 and on December 2019 Mr. Raphael was paid a bonus of $251,157 for the successful completion of the December 2019 Private Placement.

(3)

On January 4, 2018, Mr. Raphael was granted 1,272 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2018. On April 23, 2018, Mr. Raphael was granted 1,277 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2018. On July 9, 2018, Mr. Raphael was granted 2,497 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2018. On October 3, 2018, Mr. Raphael was granted 3,221 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2018. On June 6, 2018, Mr. Raphael was granted 32,471 shares of our common stock under our 2012 Equity Incentive Plan, and 2,844 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2017 achievements of the Company.

On January 27, 2019, Mr. Raphael was granted 3,098 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Raphael was granted 10,749 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019, Mr. Raphael was granted 15,454 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019. On April 29, 2019, Mr. Raphael was granted 20,379 shares of our common stock under our 2012 Equity Incentive Plan, and 4,472 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2018 achievements of the Company.

(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”

(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,774) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $10,967 per month, commencing April 1, 2016, his monthly salary was updated to NIS 60,000 (approximately $16,873), and commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $18,898). During 2018 and 2019, Mr. Ben David agreed to a waiver of 39% and 42% respectively of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).

(6)

On January 4, 2018, Mr. Ben David was granted 742 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2018. On April 23, 2018, Mr. Ben David was granted 745 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2018. On July 9, 2018, Mr. Ben David was granted 1,114 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2018. On October 3, 2018 Mr. Ben David was granted 1,504 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2018. On June 6, 2018, Mr. Ben David was granted 7,793 shares of our common stock under our 2012 Equity Incentive Plan, and 1,084 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2017 achievements of the Company.

On January 27, 2019, Mr. Ben David was granted 1,447 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Ben David was granted 5,021 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019 Mr. Ben David was granted 7,218 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019. On April 29, 2019, Mr. Ben David was granted 4,889 shares of our common stock under our 2012 Equity Incentive Plan, and 2,074 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2018 achievements of the Company.

(7)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”

(8)	In accordance with his second amendment to the employment agreement with our company effective April 2016, Mr. Bacher was entitled to a monthly salary of NIS 48,000 (approximately $13,498 per month), commencing July 1, 2017, Mr. Dror was appointed as our Chief Operating Officer and his monthly salary was increased to NIS 55,000 (approximately $15,467 per month) and commencing June 1, 2018 his monthly salary was increased to NIS 61,490 (approximately $17,292 per month). During 2018 and 2019, Mr. Bacher agreed to a waiver of 29% and 26% of his cash salary respectively, according to our salary program (see further details in “Employment and Related Agreements” below).

(9)	In June 2018, Mr. Bacher was paid a bonus of $26,203 for his performance during 2017. On June 2019, Mr. Bacher was paid a bonus of $28,882 for his performance during 2018.

(10)

On January 4, 2018, Mr. Bacher was granted 565 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2018. On April 23, 2018, Mr. Bacher was granted 567 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2018. On July 9, 2018, Mr. Bacher was granted 673 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2018. On October 3, 2018, Mr. Bacher was granted 954 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2018. On June 6, 2018, Mr. Bacher was granted 7,992 shares of our common stock under our 2012 Equity Incentive Plan, and 309 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2017 achievements of the Company, and on April 23, 2018, Mr. Bacher was granted 1,623 shares of our common stock under our 2012 Equity Incentive Plan as a bonus in obtaining an FDA clearance for iPhone 7, 8 and X smartphone devices in the U.S.

On January 27, 2019, Mr. Bacher was granted 918 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Bacher was granted 3,186 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019, Mr. Bacher was granted 2,633 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019. On April 29, 2019, Mr. Bacher was granted 4,102 shares of our common stock under our 2012 Equity Incentive Plan, and 587 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2018 achievements of the Company.

(11)	In addition to his salary, Mr. Bacher is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”

(12)	On January 7, 2020, Mr. Jarry was relieved from his duties as President and Chief Commercial Officer of the Corporation to a new role of Senior Vice President of Strategy and Business Development.

(13)	In accordance with his employment agreement, effective in September 2018, Mr. Jarry was entitled to a monthly salary of $11,000. Mr. Jarry agreed to a waiver of 47% of his cash salary, according to our salary program (see further details in “Employment and Related Agreements” below).

(14)

As part of his consulting agreement, commencing in March 2017 and expiring in August 2018, Mr. Jarry received a monthly consulting fee of $2,500 that was paid to him in shares of common stock. On April 23, 2018, Mr. Jarry was granted 328 shares of our common stock under our 2012 Equity Incentive Plan against waiver of cash consulting fee for the period from December 2017 to March 2018. On July 23, 2018, Mr. Jarry was granted 231 shares of our common stock in restricted shares against waiver of cash consulting fee for the period from April to June 2018. On November 22, 2018, Mr. Jarry was granted 205 shares of our common stock in restricted shares against waiver of cash consulting fee for the period July to August 2018, together with additional 150 shares granted to him a signature fee for signing his consulting agreement in 2017. On October 3, 2018, Mr. Jarry was granted 1,962 shares of our common stock under our 2012 Equity Incentive Plan, against waiver of cash salary for the period from September to December 2018.

On January 27, 2019, Mr. Jarry was granted 1,500 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Jarry was granted 5,000 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019, Mr. Jarry was granted 6,960 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019.

(15)	On November 22, 2018, Mr. Jarry was granted 6,000 options to purchase shares of our common stock which will vest over a three-year period from the grant date. One-third of the options will become fully vested and exercisable on the first anniversary elapsed from the grant date, and the balance will vest in eight equal quarterly installments following the first anniversary of the grant date, subject to Mr. Jarry’s continued employment by the Company. We may grant Mr. Jarry additional options to purchase shares of common stock from time to time at the discretion of our Board of Directors or the Compensation Committee thereof (see further details in “Employment and Related Agreements” below).

(16)	In addition to his salary, Mr. Jarry is entitled to participate in any and other benefit plans and programs that the Company may offer to its employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”

All compensation awarded to our executive officers was independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and a Member of the Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 134,167 (approximately $37,730 per month). During 2018 and 2019, Mr. Raphael agreed to a waiver of 45% of his cash salary according to our salary program pursuant to which Mr. Raphael received compensation shares of restricted common stock as consideration for cash salary waived.

On July 25, 2017, we, through our Israeli subsidiary, LabStyle Innovation Ltd., executed an Amended and Restated Employment Agreement with Mr. Raphael. Pursuant to the agreement, Mr. Raphael kept his monthly salary and shall be eligible for an annual bonus equal to up to 60% of his annual base salary. Mr. Raphael’s employment agreement expires on December 31, 2020. In the event Mr. Raphael’s employment agreement is terminated by us at will, by Mr. Raphael for good reason as provided thereby, or in conjunction with a change of control, Mr. Raphael shall be entitled to receive 24 months base salary and severance payment pursuant to applicable Israeli severance law, provided, however, that in the event such termination occurs during the final year of the term, or within the last 6 months of a renewal period of the term, Mr. Raphael shall be entitled to receive 12 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Raphael will only be entitled to a severance pay under applicable Israeli severance law. Mr. Raphael’s employment agreement also includes a one-year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of the agreement, Mr. Raphael is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances. On February 12, 2020, we extended the term of Mr. Raphael’s employment to expire on December 31, 2022.

On January 4, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 1,272 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $39,923 salary otherwise payable to Mr. Raphael from January to March 2018.

On April 23, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 1,277 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $39,344 salary otherwise payable to Mr. Raphael from April to June 2018.

On July 8, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 2,497 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $72,725 salary otherwise payable to Mr. Raphael from July to September 2018.

On October 3, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 3,221 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $64,003 salary otherwise payable to Mr. Raphael from October to December 2018.

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 3,098 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $61,969 salary otherwise payable to Mr. Raphael from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 10,749 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $128,972 salary otherwise payable to Mr. Raphael from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 15,454 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $66,610 salary otherwise payable to Mr. Raphael from October to December 2019.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,774) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $10,967). Commencing April 1, 2016, Mr. Ben David’s Salary was updated to NIS 60,000 (approximately $16,873) per month and commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $18,898). During 2018 and 2019, Mr. Ben David agreed to a waiver of 39% and 42% respectively of his cash salary according to our salary program pursuant to which Mr. Ben David received compensation shares of restricted common stock as consideration for cash salary waived.

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

 On January 4, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 742 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $23,288 salary otherwise payable to Mr. Ben David from January to March 2018.

On April 23, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 745 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $ $22,951 salary otherwise payable to Mr. Ben David from April to June 2018.

On July 8, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1.114 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $32,442 salary otherwise payable to Mr. Ben David from July to September 2018.

On October 3, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1,504 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $29,893 salary otherwise payable to Mr. Ben David from October to December 2018.

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1,447 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $28,944 salary otherwise payable to Mr. Ben David from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 5,021 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $60,238 salary otherwise payable to Mr. Ben David from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 7,218 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $31,111 salary otherwise payable to Mr. Ben David from October to December 2019.

Dror Bacher, Chief Operating Officer – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an employment agreement with Mr. Bacher, pursuant to which Mr. Bacher receives an annual base salary of NIS 55,000 (approximately $15,467), effective as of July 2017, and commencing June 1, 2018 his monthly salary was increased to NIS 61,490 (approximately $17,292 per month). Pursuant to Mr. Bacher’s existing personal employment agreement as amended, either Mr. Bacher or we may terminate his employment agreement upon four months’ notice, provided, however, that in the event of a termination for cause, Mr. Bacher’s employment may be terminated immediately. Mr. Bacher’s employment agreement also includes a twelve (12) month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of Mr. Bacher’s employment agreement, Mr. Bacher is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life, and disability insurance and car and mobile phone allowances. In addition, in conjunction with his appointment as Chief Operating Officer, we issued Mr. Bacher 500 shares of common stock, and 500 options that will vest in 12 equal quarterly installments over a three-year period with an exercise price of $49.20 per share, all issued pursuant to the Registrant’s Amended and Restated 2012 Equity Incentive Plan.

During the years 2018 and 2019, Mr. Bacher agreed to waive approximately 29% and 26% of his cash salary, respectively, pursuant to our shares for salary program and its 2012 Equity Incentive Plan, and as a result Mr. Bacher received shares of common stock in lieu of a portion of his annual cash salary.

On January 4, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 565 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $17,744 salary otherwise payable to Mr. Bacher from January to March 2018.

On April 23, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 567 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $ $17,486 salary otherwise payable to Mr. Bacher from April to June 2018.

On April 23, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 1,623 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $50,000 of a cash bonus otherwise payable to Mr. Bacher for his efforts in obtaining FDA clearance for iPhone 7, 8 and X smartphone devices in the U.S.

On July 8, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 673 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $19,606 salary otherwise payable to Mr. Bacher from July to September 2018.

On October 3, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 954 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $18,964 salary otherwise payable to Mr. Bacher from October to December 2018.

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 918 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $18,362 salary otherwise payable to Mr. Bacher from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 3,186 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $38,215 salary otherwise payable to Mr. Bacher from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 2,633 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $11,352 salary otherwise payable to Mr. Bacher from October to December 2019.

Richard Anderson, President and General Manager of North America – On January 7, 2020, we appointed Mr. Anderson as our President and General Manager of North America. In connection with Mr. Anderson’s appointment, the Company agreed to pay Mr. Anderson an annual base salary of $335,000. Mr. Anderson shall also be subject to a six-month non-competition and one-year non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Anderson will also be entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. In addition, Mr. Anderson will be entitled to receive an annual incentive bonus of up to $250,000, subject to certain milestones and performance targets. In addition, and in conjunction with his appointment as President and General Manager of North America, the Company agreed to issue Mr. Anderson a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting. Mr. Anderson was also issued a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting and the achievement of certain business revenue targets. In that regard, Mr. Anderson’s option will vest as follows: (i) 22,500 shares shall vest following fiscal year 2020 if our business-to-business revenues reach or exceed $6 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2020 will reach at least $11 million in the aggregate; (ii) 22,500 shares shall vest following fiscal year 2021 if our business-to-business revenues reach or exceed $15 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2021 will reach at least $19.5 million in the aggregate; (iii) 22,500 shares shall vest following fiscal year 2022 if our business-to-business revenues reach or exceed $40 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2022 will reach at least $38 million in the aggregate; and (iv) 22,500 shares shall vest following fiscal year 2023 if our business-to-business revenues reach or exceed $80 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2023 will reach at least $62 million in the aggregate.

Olivier Jarry, Former President and Chief Commercial Officer – On August 30, 2018, we appointed Mr. Jarry as our President and Chief Commercial Officer. In connection with Mr. Jarry’s appointment, we agreed to pay Mr. Jarry an annual base salary of $252,000 out of which $132,000 is paid in cash and the balance is paid in our shares of common stock. Mr. Jarry’s employment is subject to a one (1) year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Jarry is also entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. In addition, Mr. Jarry is entitled to receive an annual incentive bonus of up to 1,750 shares of common stock and an annual over performance bonus of up to 1,000 shares of common stock, with each such bonus subject to certain milestones and performance targets to be determined by our Board of Directors. In addition, and in conjunction with Mr. Jarry’s appointment as President and Chief Commercial Officer, we agreed to issue Mr. Jarry a stock option to purchase up to 6,000 shares of common stock at a future date and at the discretion of our Board of Directors. On January 7, 2020, Mr. Jarry was relieved from his duties as President and Chief Commercial Officer of the Corporation to a new role of Senior Vice President of Strategy and Business Development.

During the fiscal years ended December 31, 2018 and December 31, 2019, Mr. Jarry agreed to waive approximately 47% of his cash salary pursuant to our shares for salary program and its 2012 Equity Incentive Plan, and as a result, Mr. Jarry received shares of common stock in lieu of a portion of his annual cash salary.

On October 3, 2018, the Compensation Committee of our Board of Directors approved the issuance to Mr. Jarry of 1,962 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $39,000 salary otherwise payable to Mr. Jarry from September to December 2018.

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Jarry of 1,500 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $30,000 salary otherwise payable to Mr. Jarry from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Jarry of 5,000 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $60,000 salary otherwise payable to Mr. Jarry from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Jarry of 6,960 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $30,000 salary otherwise payable to Mr. Jarry from October to December 2019.

Outstanding Equity Awards at December 31, 2019

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Erez Raphael	100	-		-	$2,430	March 14, 2023
(Chief Executive Officer)	12	-		-	$5,400	June 5, 2023
	167	-		-	$4,806	August 28, 2023
	45	-		-	$3,330	January 6, 2024
	234	-		-	$1,764	July 6, 2024
	8,446	-		-	$115.20	September 3, 2021
	6,562	597	(1)	-	$64.04	January 30, 2023

Zvi Ben David	2,154	-		-	$115.20	September 3, 2021
(Chief Financial Officer, Secretary and Treasurer)	1,459	133	(1)	-	$64.04	January 30, 2023

Dror Bacher	67	-		-	$3,330	January 6, 2024
(Chief Operating Officer)	67	-		-	$1,764	July 6, 2024
	1267	-		-	$115.20	September 3, 2021
	480	-		-	$140.40	December 17, 2021
	1,260	115	(1)	-	$64.04	January 30, 2023
	375	125	(1)	-	$49.20	July 25, 2023

Olivier Jarry	2000	4,000			$15.90	November 22, 2024
(President and Chief Commercial Officer)

Total Option Shares	24,696	4,970		-	$-	-

(1)	Vests in 12 equal quarterly installments over a three-year period.

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. Shaked, Farhi, Kamer, McGrath, Prof. Stone and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $25,000 per year, to be paid quarterly in arrears and (ii) $16,000 for Board committee service, to be paid quarterly in arrears; provided, however, that such quarterly payments and committee meeting fees shall accrue and shall be payable upon the approval of Mr. Raphael at such time when our company is adequately capitalized in his reasonable discretion.

Stock and Option Awards

On January 4, 2018, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 327 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from October 1, 2017, to December 31, 2017. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Bahagon of 199 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer and Mr. Bahagon for the period October 1, 2017, to December 31, 2017.

On April 23, 2018, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha of 333 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath, Ms. Karah and Mr. Yehudiha for the period from January 1, 2018, to March 31, 2018. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi and Mr. Kamer of 203 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi and Mr. Kamer for the period January 1, 2018, to March 31, 2018. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bahagon 3,335 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $5,139 in fees otherwise payable to Mr. Bahagon for the period January 1, 2018, to March 15, 2018.

On July 9, 2018, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath and Ms. Karah of 352 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Hoenlein, Mr. McGrath and Ms. Karah for the period from April 1, 2018, to June 30, 2018. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer, Mr. Yehudiha and Mr. Zanco of 215 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer, Mr. Yehudiha and Mr. Zanco for the period April 1, 2018, to June 30, 2018.

On October 3, 2018, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 516 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from July 1, 2018, to September 30, 2018. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer, Mr. Yehudiha and Mr. Zanco of 315 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer, Mr. Yehudiha and Mr. Zanco for the period July 1, 2018, to September 30, 2018.

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 513 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from October 1, 2018, to December 31, 2018. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Farhi and Mr. Kamer of 313 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi and Mr. Kamer for the period October 1, 2018, to December 31, 2018. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Moller 262 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $5,231 in fees otherwise payable to Mr. Moller for the period October 16, 2018, to December 31, 2018.

On April 29, 2019, the Compensation Committee of our Board of Directors approved a grant of 1,475 options to Mr. Moller. These options have an exercise price of $15.40 per share. One third of the options will become fully vested and exercisable on the first anniversary elapsed from the grant date, and the balance will vest in eight equal quarterly installments following the first anniversary of the grant date, subject to Mr. Moller’s continued membership on the Company’s Board of Directors. In January 2020 Mr. Moller resigned from the Board of Directors and his options were forfeited.

On April 29, 2019, the Compensation Committee of our Board of Directors approved the following issuances, each was done under our 2012 Equity Incentive Plan: (i) 15,038 shares of our common stock to Mr. Shaked; (ii) 1,255 shares of our common stock to Ms. Karah; (iii) 753 shares of our common stock to Mr. Farhi; (iv) 753 shares of our common stock to Mr. Kamer; (v) 862 shares of our common stock to Prof. Stone; and (vi) 1,649 shares of our common stock to Mr. McGrath.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 854 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from January 1, 2019, to March 31, 2019. The Compensation Committee of our Board of Directors also approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 854 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from April 1, 2019, to June 30, 2019. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Moller of 521 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer and Mr. Moller for the period January 1, 2019, to March 31, 2019. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Moller of 521 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi, Mr. Kamer and Mr. Moller for the period April 1, 2019, to June 30, 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 2,378 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from July 1, 2019, to September 30, 2019. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Farhi and Mr. Kamer of 1,450 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi and Mr. Kamer for the period July 1, 2019, to September 30, 2019.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2019:

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards		Option Awards ($)*		Non-equity incentive plan compensation	Non- qualified deferred compensation earnings	All other compensation ($)	Total ($)
Dennis McGrath	2019	$-	$66,395	(1)		$(2)	$-	$-	$-	$66,395

Prof. Richard B. Stone	2019	$-	$54,275	(3)		$(4)	$-	$-	$-	$54,275

Yalon Farhi	2019	$-	$36,596	(5)		$(6)	$-	$-	$-	$36,596

Hila Karah	2019	$-	$60,327	(7)	$-	(8)	$-	$-	$-	$60,327

Allen Kamer	2019	$-	$36,596	(9)		$(10)	$-	$-	$-	$36,596

Yoav Shaked	2019	$-	$272,585	(11)		$(12)	$-	$-	$-	$272,585

Glen D. Moller	2019	$-	$23,981	(13)	$14,337	(14)	$-	$-	$-	$38,318

*	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2019, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)       10,653 stock awards are outstanding as of December 31, 2019.

(2)       1,659 option awards are outstanding as of December 31, 2019.

(3)       9,865 stock awards are outstanding as of December 31, 2019.

(4)       1,645 option awards are outstanding as of December 31, 2019.

(5)       5,462 stock awards are outstanding as of December 31, 2019.

(6)       1,561 option awards are outstanding as of December 31, 2019.

(7)       10,098 stock awards are outstanding as of December 31, 2019.

(8)       1,561 option awards are outstanding as of December 31, 2019.

(9)       6,114 stock awards are outstanding as of December 31, 2019.

(10)       No option awards are outstanding as of December 31, 2019.

(11)       20,153 stock awards are outstanding as of December 31, 2019.

(12)       No option stock awards are outstanding as of December 31, 2019.

(13)       2,754 stock awards are outstanding as of December 31, 2019.

(14)       1,475 option stock awards are outstanding as of December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2020 by:

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

		Percent of
	Shares of Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	542,608	17.4%
Zvi Ben David (3)	120,372	3.9%
Dror Bacher (4)	83,387	2.7%
Olivier Jarry (5)	26,289	*
Richard Anderson	-
Dennis M. McGrath (6)	64,688	2.1%
Prof. Richard B. Stone (7)	34,854	1.1%
Hila Karah (8)	44,575	1.4%
Yalon Farhi(9)	15,742	*
Allen Kamer(10)	84,309	2.7%
Yoav Shaked (12)	86,329	2.8%
Glen Moller (11)	4,600	*
Adam Stern(13)	161,995	4.99%
Yadin Shemmer	-
All Executive Officers and Directors as a group (14 persons)**	1,269,478	40.6%
5% Stockholders
Nantahala Capital Partners SI, LP(14)	328,846	9.9%

Nantahala Capital Partners II Limited Partnership(15)	336,966	9.9%
Nantahala Capital Management, LLC(16)	317,252	9.9%

*	Less than 1%.

**	Glenn Moller is no longer a member of our Board of Directors. Messrs. Stern and Shemmer joined our Board of Directors on March 1, 2020.

(1)	Percentage ownership is based on 3,101,410 shares of our common stock outstanding as of March 13, 2020 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the such date.

(2)	Includes 16,158 vested options. Also includes 37,876 shares of our Common Stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.

(3)	Includes 6,064 vested options to purchase common stock. Excludes 25,508 options which are not vested. Includes 5,556 warrants to purchase common stock. Includes 1,786 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(4)	Includes 6,103 vested options to purchase common stock. Excludes 26,316 options which are not vested.

(5)	Includes 2,500 vested options to purchase common stock. Excludes 3,500 options which are not vested. On January 7, 2020, Mr. Jarry was relieved from his duties as President and Chief Commercial Officer of the Corporation to a new role of Senior Vice President of Strategy and Business Development.

(6)	Includes 1,657 vested options to purchase common stock.

(7)	Includes 1,250 warrants to purchase common stock, and 1,643 vested options to purchase common stock.

(8)	Includes 1,560 vested options to purchase common stock.

(9)	Includes 1,560 vested options to purchase common stock.

(10)	Mr. Kamer is a Managing Partner of OurCrowd Digital Health L.P. and therefore the securities held by OurCrowd Digital Health L.P. may be deemed to be beneficially owned by Mr. Kamer. Mr. Kamer disclaims beneficial ownership of the securities owned by OurCrowd Digital Health L.P. except to the extent of his pecuniary interest therein.

(11)	Includes 0 vested options to purchase common stock. Mr. Moller resigned from our Board of Directors effective as of January 24, 2020.

(12)	Includes 1,667 shares and 1,334 warrants owned by his spouse, for which Mr. Shaked disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(13)	Includes 300 preferred A shares on an as converted basis of 74,100 common stock. Includes warrants exercisable into 70,895 shares of common stock, subject to a contractual beneficial ownership limitation of 4.99% and excludes warrants exercisable into 220,303 shares of common stock.

(14)	Based solely on information contained in Form S-3 filed with the SEC on January 15, 2019 and data provided by the holder adjusted to the November 18, 2019 reverse split. Includes warrants to purchase 82,677 shares of common stock, pre-funded warrants to purchase 125,102 shares of common stock and preferred shares convertible into 12,491 shares of common stock, subject to a contractual beneficial ownership limitation of 9.9% and excludes preferred shares convertible into 639,836 shares of common stock.

(15)	Based solely on information contained in Form S-3 filed with the SEC on January 15, 2019 and data provided by the holder. Includes warrants to purchase 21,613 shares of common stock, pre-funded warrants to purchase 81,233 shares of common stock and preferred shares convertible into 199,441 shares of common stock, subject to a contractual beneficial ownership limitation of 9.9% and excludes preferred shares convertible into 19,154 shares of common stock.

(16)	Based solely on information contained in Form 13G filed with the SEC on February 14, 2019, and data provided by the holder. Includes warrants to purchase 103,161 shares of common stock and excludes warrants to purchase 46,843 shares of common stock, pre-funded warrants to purchase 358,779 shares of common stock, which are subject to a contractual beneficial ownership limitation of 9.9% and excludes preferred shares convertible into 1,284,400 shares of common stock.

Item 13.	Certain Relationships and Related Party Transactions

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

September 2014 Private Placement

On September 23, 2014, we entered into and closed the transactions contemplated by a definitive Securities Purchase Agreement. The lead investor in the financing memorialized in such agreement was Dicilyon Consulting and Investment Ltd. (“Dicilyon”), an affiliate of Israeli investor David Edery who invested $3,000,000 in the private placement purchasing 1,667 shares of our Series A Convertible Preferred Stock (which converted into 525,564 shares of our Common Stock on March 8, 2016 in conjunction with a closing of our public offering) and 231,248 warrants to purchase Common Stock following the entry into a warrant replacement agreement with Dicilyon whereby Dicilyon replaced 210,226 warrants issued in 2014 which contained a net settlement cash feature and liquidated damages penalties with 231,248 warrants which contain a standard anti-dilution clause, both groups of warrants with an exercise price of $8.559 per share and exercisable until September 23, 2018. Pursuant to the Securities Purchase Agreement, Mr. Edery and his controlled affiliates were granted certain special rights, including, among other things, (i) a two year pre-emptive right to participate in our future financings, subject to certain exceptions, in an amount which would allow Mr. Edery to maintain his fully-diluted percentage ownership of the Company, and (ii) a right that, for so long as Mr. Edery holds 25%, 15% and 10% of the outstanding shares of Common Stock, Mr. Edery shall have the right to appoint, respectively, three, two or one member of our seven-person Board of Directors. The preemptive rights were waived in connection with the March 2016 public offering, and Mr. Edery has waived his director nomination rights effective February 28, 2016. In connection with the closing of the transactions contemplated by the Securities Purchase Agreement, Mr. Edery’s company appointed Rami Yehudiha to serve as a member of the Board of Directors and on November 18, 2014, Mr. Edery’s company exercised its right to appoint two members to the Board of Directors by requesting that Dr. Oren Fuerst and Dr. Steven A. Kaplan resign from the Board of Directors. Accordingly, Dr. Kaplan resigned from the Board of Directors effective as of November 21, 2014, and Dr. Fuerst resigned from the Board of Directors effective as of November 23, 2014. On November 23, 2014, the remaining members of the Board of Directors acted by unanimous written consent to name two appointees of Mr. Edery’s company, Dr. Peter M. Kash and Ms. Hila Karah, as members of the Board of Directors. On February 25, 2015, Dr. Peter M. Kash resigned from his position as a member of the Board of Directors for personal reasons. On June 15, 2015, both Mr. Yehudiha and Ms. Karah were elected to our Board of Directors by our shareholders. On March 1, 2016, Dicilyon irrevocably granted voting and dispositive power over our shares held by it to Erez Raphael, our Chairman, and Chief Executive Officer.

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

To the best of our knowledge, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2019 and December 31, 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2019	December 31, 2018
Audit Fees	$96,000	$86,000
Audited Related Fees	$-	$-
Tax Fees (1)	$9,000	$9,000
All Other Fees (2)	$44,000	$15,000
Total	$149,000	$110,000

(1)	Consists of fees relating to our tax compliance and tax planning.

(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended*
3.2	Bylaws (1)
3.3	Amendment No. 1 to the Company’s Bylaws (2)
3.4	Certificate of Elimination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of the Company (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (4)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock of the Company (4)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock of the Company (5)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock of the Company (5)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock of the Company (5)
4.1	Warrant Agent Agreement, dated as of March 8, 2016, between LabStyle Innovations Corp. and VStock Transfer, LLC (6)
4.2	Form of Representatives’ Warrant (6)
4.3	Form of Warrant (7)
4.4	Form of Pre-Funded Warrant (8)
4.5	Amendment No. 1 To Pre-Funded Warrant (9)
4.6	Description of Securities*
4.7	Form of Placement Agent Warrant*
10.1	Employment Agreement, dated October 11, 2012, between LabStyle Israel and Erez Raphael+ (10)
10.2	Amendment to Employment Agreement, dated April 1, 2013, between LabStyle Israel and Erez Raphael+ (10)
10.3	Amendment to Employment Agreement, dated August 30, 2013, between LabStyle Israel and Erez Raphael+ (10)
10.4	Personal Employment Agreement, dated January 8, 2015, between the Company and Zvi Ben David+ (11)
10.5	Amended and Restated 2012 Equity Incentive Plan of the Company+(12)
10.6	Amendment to the Amended and Restated 2012 Equity Incentive Plan of the Company+(13)
10.7	Second Amendment to the Amended and Restated 2012 Equity Incentive Plan of the Company+(2)
10.8	Amended and Restated Employment Agreement, dated as of July 25, 2017, between Erez Raphael and LabStyle Innovation Ltd. + (14)
10.9	Employment Agreement, dated as of September 22, 2013, and as amended on August 1, 2014, April 27, 2015 and May 1, 2016, between Dror Bacher and Labstyle Innovation Ltd. + (14)
10.10	Form of Subscription Agreement for Series A, Series A-1, Series A-2, Series A-3 and Series A-4 Preferred Stock*
10.11	Form of Registration Rights Agreement for Series A, Series A-1, Series A-2, Series A-3 and Series A-4 Preferred Stock*
10.12	Placement Agency Agreement by and between DarioHealth Corp. and Aegis Capital Corp. dated October 22, 2019*
10.13	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of February 12, 2020, between Erez Raphael and LabStyle Innovation Ltd. + *
10.14	Stock Option Agreement between DarioHealth Corp. and Richard Anderson*
10.15	Conditional Stock Option Agreement between DarioHealth Corp. and Richard Anderson*
10.16	Representative Form of Indemnification Agreements between DarioHealth Corp. and each of its directors and officers+*
21.1	List of Subsidiaries of the Company*
23.1	Consent of Kost Forer Gabbay and Kaiserer*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**
101	Interactive Data File (XBRL)*

+	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 16, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2019.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2019.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2016.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2019.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2013.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2015.
(12)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 19, 2016.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2019.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2020	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 16, 2020
Erez Raphael	Director (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 16, 2020
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 16, 2020
Yoav Shaked

/s/ Yalon Farhi	Director	March 16, 2020
Yalon Farhi

/s/ Allen Kamer	Director	March 16, 2020
Allen Kamer

/s/ Hila Karah	Director	March 16, 2020
Hila Karah

/s/ Dennis M. McGrath	Director	March 16, 2020
Dennis M. McGrath

/s/ Yadin Shemmer	Director	March 16, 2020
Yadin Shemmer

/s/ Adam Stern	Director	March 16, 2020
Adam Stern

/s/ Richard B. Stone	Director	March 16, 2020
Richard B. Stone

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road. Tel-Aviv 6492102, Israel Tel: 972 (3)6232525 Fax: 972 (3)5622555 www.ey.com/il

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DarioHealth Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tel-Aviv, Israel

March 16, 2020

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,395	$10,997
Short-term restricted bank deposits	191	180
Trade receivables	672	168
Inventories	1,414	1,377
Other accounts receivable and prepaid expenses	267	*) 380

Total current assets	22,939	13,102

NON-CURRENT ASSETS:
Deposits	17	43
Operation lease right of use assets	765	-
Long-term assets	200	*) 211
Property and equipment, net	648	733

Total non-current assets	1,630	987

Total assets	$24,569	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

*) Reclassified

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,656	$2,574
Deferred revenues	1,223	736
Operating lease liabilities	317	-
Other accounts payable and accrued expenses	2,024	1,854

Total current liabilities	5,220	5,164

OPERATING LEASE LIABILITIES	455	-

STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at December 31, 2019 and 2018; Issued and Outstanding: 2,235,649 and 1,831,746 shares at December 31, 2019 and 2018, respectively ***)	**) -	**) -
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at December 31, 2019 and 2018; Issued and Outstanding: 21,375 at December 31, 2019	**) -	-
Additional paid-in capital	129,039	98,179
Accumulated deficit	(110,145)	(89,254)

Total stockholders’ equity	18,894	8,925

Total liabilities and stockholders’ equity	$24,569	$14,089

The accompanying notes are an integral part of the consolidated financial statements.

**) Represents an amount lower than $1.

***) On November 18, 2019, the company affected a 1-for 20 reverse stock split (the “Reverse Stock Split), see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended December 31,
	2019	2018
Revenues	$7,559	$7,394
Cost of revenues	4,962	5,629

Gross profit	2,597	1,765

Operating expenses:
Research and development	$3,692	$3,676
Sales and marketing	11,127	10,309
General and administrative	5,483	5,468

Total operating expenses	20,302	19,453

Operating loss	17,705	17,688

Revaluation of warrants	-	(1)
Financial expense, net	31	116

Total financial expenses, net	31	115

Net loss	$17,736	$17,803

Deemed dividend	3,155	493

Net loss attributable to holders of Common Stock	$20,891	$18,296

Net loss per share:

Basic and diluted loss per share ***)	$8.00	$15.63
Weighted average number of Common Stock used in computing basic and diluted net loss per share ***)	2,266,135	1,170,645

The accompanying notes are an integral part of the consolidated financial statements.

***) On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

	Ordinary shares ***)			Preferred shares		Additional paid-in	Accumulated	Total shareholders'
	Number	Amount		Number	Amount	capital ***)	deficit	equity
Balance as of January 1, 2018	705,067	$	**) -	-	$-	$74,899	$(70,958)	$3,941

Payment for executives and directors under stock for salary program	38,285		**) -	-	-	1,055	-	1,055
Issuance of Common Stock to directors and employees	57,642		**) -	-	-	1,786	-	1,786
Issuance of Common Stock to consultants and service provider	18,500		**) -	-	-	504	-	504
Issuance of Common stock in May 2018 warrant exchange agreement	31,838		**) -	-	-	493	(493)	-
Issuance of Common Stock in 2018 private placements, net of issuance cost	478,954		-	-	-	9,354	-	9,354
Issuance of Preferred Stock in 2018 Private placement, net of issuance cost	-		-	156,217	**) -	9,269	-	9,269
Conversion of Preferred Stock to Common Stock	501,460		**) -	(156,217	**) -	-	-	-
Stock-based compensation	-		-	-	-	819	-	819
Net loss	-		-	-	-	-	(17,803)	(17,803)

Balance as of December 31, 2018	1,831,746	$	**) -	-	$-	$98,179	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	104,363		**) -	-	-	1,011	-	1,011
Exercise of options	406		**) -			**) -	-	**) -
Issuance of Common Stock to directors and employees	51,613		**) -	-	-	795	-	795
Issuance of Common Stock to consultants and service provider	4,753		**) -	-	-	59	-	59
Issuance of Common Stock and Pre-funded warrants in 2019 Public Offering, net of issuance costs	242,768		**) -	-	-	6,558	-	6,558
Issuance of Preferred Stock in 2019 private placement, net of issuance cost	-		-	21,375	**) -	18,689	-	18,689
Deemed dividend related to issue of preferred shares	-		-	-	-	3,155	(3,155)	-
Stock-based compensation	-		-	-	-	593	-	593
Net loss	-		-	-	-	-	(17,736)	(17,736)

Balance as of December 31, 2019	2,235,649	$	**) -	21,375	$-	$129,039	$(110,145)	$18,894

**) Represents an amount lower than $1.

***) On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,736)	$(17,803)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock and stock for salary to directors, employees, consultants and service provider	2,257	3,758
Depreciation	183	207
Change in operating lease right of use assets	368	-
Decrease (increase) in trade receivables	(504)	114
Decrease in other accounts receivable and prepaid expenses and Long-term assets	124	13
Increase in inventories	(37)	(193)
Increase (decrease) in trade payables	(918)	722
Increase in other accounts payable and accrued expenses	371	977
Increase in deferred revenues	487	736
Change in the fair value of warrants to purchase shares of Common Stock	-	(1)
Change in operating lease liabilities	(320)	-

Net cash used in operating activities	(15,725)	(11,470)

Cash flows from investing activities:
Investment in deposit	(15)	(1)
Purchase of property and equipment	(98)	(71)

Net cash provided by (used in) investing activities	(113)	(72)

Cash flows from financing activities:
Proceeds from issuance of Common Stock in 2019 Public Offering and Preferred Stock in 2019 and 2018 private placement, net of issuance cost	25,247	18,743

Net cash provided by financing activities	25,247	18,743

Increase in cash, cash equivalents and short-term restricted bank deposits	9,409	7,201
Cash, cash equivalents and short-term restricted bank deposits at beginning of year	11,126	3,925

Cash, cash equivalents and short-term restricted bank deposits at end of year	$20,535	$11,126

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 1:-	GENERAL

a.	DarioHealth Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011. In July 2016, the Company’s Board of Directors approved the change of the Company’s name to DarioHealth Corp., which became effective on July 28, 2016. The Company is a digital health (mHealth) company that is developing and commercializing a patented and proprietary technology providing consumers with laboratory-testing capabilities using smart phones and other mobile devices. The Company’s flagship product, Dario™, also referred to as the Dario™ Smart Diabetes Management Solution, is a mobile, real-time, cloud-based, diabetes management solution based on an innovative, multi-feature software application combined with a stylish, ‘all-in-one’, pocket-sized, blood glucose monitoring device, which is called the Dario™ Smart Meter.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (“Ltd.” or “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities. Ltd. has a wholly-owned subsidiary, LabStyle Innovations US LLC, a Delaware limited liability company, which was established in 2014, however it has not started its operations to date and was dissolved at the end of 2017.

c.	During the year ended December 31, 2019, the Company incurred recurring operating losses and negative cash flows from operating activities amounting to $17,705 and $15,725, respectively. The Company will be required to obtain additional liquidity resources in the near term in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

e.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

f.	On November 18, 2019, the Company affected a 1-for-20 reverse stock split (referred to herein as the Reverse Stock Split) of its Common Stock. No fractional shares were issued, and no cash or other consideration were paid as a result of the Reverse Stock Split. Instead, the Company issued one additional whole share of the post-Reverse Stock Split Common Stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The amount of authorized Common Stock was not affected. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this Reverse Stock Split for all periods presented.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates:

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

b.	Financial statements in U.S. dollars (“$,” “dollar” or “dollars”):

The accompanying consolidated financial statements have been prepared in dollars.

The Company’s revenues and financing activities are incurred in U.S. dollars. Although a portion of the Subsidiary’s expenses is denominated in New Israeli Shekels (“NIS”) (mainly cost of personnel), a substantial portion of its expenses is denominated in dollars. Accordingly, the Company’s management believes that the currency of the primary economic environment in which the Company and its subsidiary operate is the dollar; thus, the dollar is the functional currency of the Company. Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

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

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guaranties issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and USD and bear interest at an average rate of 0.02% as of December 31, 2019 and 2018. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2019, and 2018, the Company had, a short-term restricted bank deposits which are used as collateral for rent in the amount of $ 128 and $ 119, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of December 31, 2019, and 2018, the Company had, a short-term restricted bank deposits which are used as collateral for credit payments in amounts of $ 63 and $ 61, respectively.

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	December 31,
	2019	2018
Cash, and cash equivalents as reported on the balance sheets	$20,395	$10,997
Short-term restricted bank deposits, as reported on the balance sheets	$140	$129

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$20,535	$11,126

f.	Inventories:

Inventories are stated at the lower of cost or net realized value. Cost is determined on a “moving average” basis. Inventory write-down is provided to cover technological obsolescence, excess inventories and discontinued products. Inventory write-down represents the difference between the cost of the inventory and net realizable value. Inventory write-down is charged to the cost of revenues and ramp up of manufacturing when a new lower cost basis is established. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Total write-offs during the years ended December 31, 2019 and 2018 amounted to $62 and $41, respectively.

g.	Long-term assets:

Long-term lease deposits during the years ended December 31, 2019 and 2018 include mainly long-term deposits for the Company’s rent and leased vehicles, respectively.

h.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers, and peripheral equipment	15-33
Office furniture and equipment	6-15
Production lines	14-20
Leasehold improvements	Over the shorter of the lease term or useful economic life

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Impairment of long-lived assets:

Property and equipment are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2019 and 2018, no impairment was recorded.

j.	Revenue recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606. The standard replaced the revenue recognition guidance in U.S. generally accepted accounting principles under ASC 605, and was required to be applied retrospectively to each prior period presented or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional Accounting Standard Updates (each an “ASU”) related to ASU No. 2014-09, collectively referred to as the “new revenue standards,” which became effective for the Company beginning January 1, 2019. The Company adopted the standard using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Financial Statements. See Note 5 for further information.

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

Cost of revenues is comprised of the cost of production, data center costs, shipping and handling inventory, personnel and related overhead costs, depreciation of production line and related equipment costs, amortization of deferred costs and inventory write-downs

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term restricted bank deposits and trade receivables.

All of the cash and cash equivalents and short-term restricted bank deposits of the Company and its Subsidiary are invested in deposits and current accounts with major U.S. and Israeli banks. Such cash and cash equivalents and short-term restricted bank deposits may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents and short-term restricted bank deposits may be redeemed and therefore a minimal credit risk exists with respect to these deposits and investments.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2019, and 2018 a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2019, and 2018, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Fair value of financial instruments:

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Some of the inputs to these models are unobservable in the market and are significant. The Company has no financial assets or liabilities measured using Level 1, Level 2, or Level 3 inputs.

q.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during each year, plus dilutive potential Common Stock considered outstanding during the year, in accordance with ASC 260, “Earnings Per Share”.

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred shares contractually entitle the holders of such shares to participate in dividends.

The total number of shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 6,545,910 and 997,906 for the year ended December 31, 2019 and 2018, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Severance pay:

Since inception date, all Ltd. employees who are entitled to receive severance pay in accordance with the applicable law in Israel, have been included under section 14 of the Israeli Severance Compensation Law (“Section 14”). Under this section, they are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made by the employer on their behalf with insurance companies. Payments in accordance with Section 14 release Ltd. from any future severance payments in respect of those employees. Payments under Section 14 are not recorded as an asset in the Company’s balance sheet.

Severance pay expense for the year ended December 31, 2019 and 2018 amounted to $346 and $259, respectively.

s.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2018 and 2019, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

t.	Recently adopted accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606. The standard replaced the revenue recognition guidance in U.S. generally accepted accounting principles under ASC 605, and was required to be applied retrospectively to each prior period presented or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional Accounting Standard Updates (each an “ASU”) related to ASU No. 2014-09, collectively referred to as the “new revenue standards”, which became effective for the Company beginning January 1, 2019. The Company adopted the standard using the modified retrospective method. The adoption of ASC 606 did not have a significant impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASC 842”). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under ASC 842, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease ROU assets and operating lease liabilities of $847. The adoption did not impact the Company's beginning retained earnings, or prior year consolidated statements of comprehensive loss and statements of cash flows. See Note 6 for further information on leases.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index. As most of the Company's leases do not provide an implicit rate, the Company, with the assistance of a third-party valuation firm, determined the incremental borrowing rate in determining the present value of lease payments. The ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease ROU assets, current and non-current operating lease liabilities, on the Company's consolidated balance sheets.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity—Equity Based Payments to Non-Employees,” and expands the scope of ASC 718, “Compensation—Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. The standard became effective for the Company beginning January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective from the first quarter of 2019.

Recently issued accounting pronouncements, not yet adopted:

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”) which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2019	2018
Prepaid expenses	$203	$	*) 243
Deferred costs	24		71
Government authorities	40		66

	$267		$380

*) Reclassified

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-	INVENTORIES

	December 31,
	2019	2018
Raw materials	$536	$424
Finished products	878	953

	$1,414	$1,377

NOTE 5: -	REVENUE

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

The following tables represent The Company total revenues for the year ended December 31, 2019 and 2018 by performance obligation type as a result of implementing ASC 606 (prior period amounts have not been adjusted under the modified retrospective method):

	December 31,
	2019	2018
Products	$5,490	$7,158
Services	2,069	236

	$7,559	$7,394

Consolidated revenues by category type are as follows (in thousands):

	December 31,
	2019	2018
Consumer Products and other revenues	$4,478	$6,832
Membership services	2,930	562

	$7,559	$7,394

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

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2019:

Balance, beginning of the period	$736
New performance obligations	3,417
Reclassification to revenue as a result of satisfying performance obligations	2,930
Balance, end of the period	$1,223

Because all performance obligations in the Company’s contracts with customers relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6: -	LEASES

At the beginning of the Company’s fiscal 2019, the Company adopted ASC 842. The adoption of ASC 842 did not have a significant impact on the Company’s consolidated financial statements.

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2019 and 2022. Many leases include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

Twelve Months Ended
December 31, 2019
Lease cost
Operating lease cost	$353
Short term lease cost	84
Variable lease cost	2
Total lease cost	439

Weighted Average Remaining Lease Term
Operating leases	2.78 years

Weighted Average Discount Rate
Operating leases	7.34%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

Operating Leases
2020	$327
2021	299
2022	218
Total undiscounted cash flows	844
Less imputed interest	(72)
Present value of lease liabilities	$772

Supplemental cash flow information related to leases are as follows:

Year ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$353
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$244

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2019	2018
Cost:

Computers and peripheral equipment	$233	$180
Office furniture and equipment	131	114
Production lines	748	736
Leasehold improvement	147	143

	1,259	1,173
Accumulated depreciation:

Computers and peripheral equipment	134	97
Office furniture and equipment	33	25
Production lines	412	301
Leasehold improvement	32	17

	611	440

Property and equipment, net	$648	$733

Depreciation expenses for the year ended December 31, 2019 and 2018 amounted to $183 and $207, respectively.

NOTE 8:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2019	2018
Employees and payroll accruals	$1,137	$974
Accrued expenses	887	880

	$2,024	$1,854

NOTE 9:-	COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2019, Ltd. had established guarantees to cover rent agreements and credit cards commitments that amounted to $191.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 10:-	TAXES ON INCOME

The Company and Ltd. are separately taxed under the domestic tax laws of the state of incorporation of each entity

a.	Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986 (the “Code”) that impact the Company's provision for income taxes. The changes include, but are not limited to:

•	Decreasing the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (“Rate Reduction”);

•	The Deemed Repatriation Transition Tax; and

•	Taxation of Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations

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

The Company completed the accounting treatment related to the tax effects of the TCJA. As a result:

•	The Company recognizes its accounting for changes in the U.S. federal rate and deferred tax impact for the rate change to be complete.

•	The Company's analysis for the Deemed Repatriation Transition Tax has been filed with its December 31, 2017 tax return and the Company considered its accounting relating to the TCJA to be complete as of such date and did not make any measurement-period adjustments related to it.

•	The Company accounted for the tax impact related to other areas of the TCJA and believes its analysis to be completed and consistent with the guidance in ASU 2018-05. In particular, the Company concluded that for 2019, it should not be subject to any tax on account of GILTI or base erosion and anti-abuse payments made by U.S. corporations to foreign related parties.

The Company recognizes that the Internal Revenue Service, the FASB and the Securities and Exchange Commission are continuing to publish and finalize ongoing guidance with respect to the TCJA which may modify accounting interpretation for the TCJA, the Company will account for these impacts in the period in which any changes are enacted.

b.	Tax rates applicable to Ltd.:

Corporate tax rate in Israel in 2018 and 2019 was 23%.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2019 in the amount of approximately $62,470. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 10:-	TAXES ON INCOME (Cont.)

As of December 31, 2019, the Company had a U.S. federal net operating loss carryforward of approximately $11,046, of which $7,120 was generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037. Utilization of U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization.

The remaining $3,926 of NOLs were generated in years 2018 and 2019, and are subject to the TCJA, which modified the rules regarding utilization of net operating losses (“NOL”). NOLs generated after December 31 2017 can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event the Company's has a change of ownership, utilization of the carryforwards could be restricted.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:

Net operating loss and capital losses carry forward	$16,879	$10,294
Temporary differences	888	791

Deferred tax assets before valuation allowance	17,767	11,085
Valuation allowance	(17,767)	(11,085)

Net deferred tax asset	$-	$-

The deferred tax balances included in the consolidated financial statements as of December 31, 2019 are calculated according to the tax rates that were in effect as of the reporting date and do take into account the potential effects of the reduction in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2019 was an increase of $6,682 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 10:-	TAXES ON INCOME (Cont.)

e.	Loss before taxes on income consists of the following:

	Year ended December 31,
	2019	2018
Domestic	$4,418	$3,801
Foreign	13,318	14,002

	$17,736	$17,803

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 11:-	STOCKHOLDERS’ EQUITY

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared in the discretion of the Company’s Board of Directors and to participate in the balance of the Company’s assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them after giving effect to any rights of holders of preferred stock. Except for contractual rights of certain investors, the holders of Common Stock have no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.

b.	On April 3, 2015, the Company’s Board of Directors approved stock for salary program pursuant to which the Company will issue compensation shares of restricted Common Stock (“Compensation Shares”) to directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary, bonus or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted.

c.	During the year ended December 31, 2019 and 2018, the Company issued 104,363 and 38,285, Compensation Shares, respectively, to certain members of the Board of Directors, officers and employees as consideration for a waiver of cash owed to such individuals amounting to $1,011 and $1,055, respectively.

d.	During the year ended December 31, 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 18,500 shares of Common Stock in lieu of $504 owed to service providers and the grant of an option to purchase 10,093 shares of Common Stock in lieu of $298 owed to a service provider of the Company. Of such share of Common Stock issued, 4,225 shares and the options were issued under the 2012 Plan (refer to note 11m).

e.	On February 28, 2018 and March 6, 2018, the Company closed two concurrent private placements offerings consisting of 113,110 shares of the Company’s Common Stock at $28.00 per share, 61,704 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”), for aggregate gross proceeds of approximately $6,623 ($6,034 net of issuance expenses) at $56.00 per share, and warrants to purchase up to 189,218 shares of Common Stock. The shares of Series C Preferred Stock were convertible into an aggregate of 123,408 shares of Common Stock based on a conversion price of $28.00 per share. Such conversion price was not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series C Preferred Stock were not redeemable nor contingently redeemable. The holders of the Series C Preferred Stock were not be entitled to convert such preferred stock into shares of the Company’s Common Stock until the Company obtained stockholder approval for such issuance and upon obtaining such stockholder approval, automatically converted into shares of Common Stock. The holders of the Series C Preferred Stock did not possess any voting rights, but the Series C Preferred Stock did carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock were eligible to participate in dividends and other distributions by the Company on an as converted basis. The warrants issued in the concurrent private placements are exercisable after the six-month anniversary of each respective closing and will expire on the 18-month anniversary of their issuance. Following the receipt of stockholder approval in May 2018, the shares of Series C Preferred Stock were converted into shares of Common Stock. In conjunction with these offerings the Company issued 1,613 shares of Common Stock to certain finders. The shares were issued under the 2012 Plan (refer to note 11m).

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

f.	In May 2018, the Company entered into exchange agreements (each, an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase shares of Common Stock in March 2016 and January 2017. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 51,018 shares of Common Stock for cancellation and received, as consideration for such cancellation, an aggregate of 31,838 restricted shares of Common Stock creating a benefit to the warrant holders. As such the Company recorded a deemed dividend in the amount of $493.

g.	In June and July 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 57,642 shares to directors, officers, employees and consultants of the Company, and the grant of 12,200 and 1,050 options to employees and consultants of the Company, respectively, at an exercise price of $34.58 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term. All shares and options were issued under the 2012 Plan (refer to note 11m).

h.	On September 13, 2018 and September 26, 2018, the Company closed concurrent private placements offerings consisting of 213,340 shares of the Company’s Common Stock at $18.00 per share, 94,513 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at $72.00 per share, and warrants to purchase up to 473,131 shares of Common Stock, for aggregate gross proceeds of approximately $10,645 ($9,686 net of issuance expenses). The shares of Series D Preferred Stock were convertible into an aggregate of 378,052 shares of Common Stock based on a conversion price of $18.00 per share. Such conversion price was not subject to any future price-based anti-dilution adjustments except for standard anti-dilution protection. The shares of Series D Preferred Stock were not redeemable nor contingently redeemable. The holders of the Series D Preferred Stock were not be entitled to convert such preferred stock into shares of the Company’s Common Stock until the Company obtained stockholder approval for such issuance and upon obtaining such stockholder approval, automatically converted into shares of Common Stock. The holders of the Series D Preferred Stock did not possess any voting rights, but the Series D Preferred Stock did carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series D Preferred Stock were eligible to participate in dividends and other distributions by the Company on an as converted basis. The warrants issued in the concurrent private placements are exercisable after the six-month anniversary of each respective closing and will expire on the 36-month anniversary of their issuance. Following receipt of stockholder approval in November 2018, the shares of Series D Preferred Stock were converted into shares of Common Stock.

In conjunction with these offerings the Company issued 4,167 shares of Common Stock to certain finders.

i.	On December 13, 2018, and December 27, 2018, the Company closed a private placement offering consisting of 152,504 shares of the Company’s Common Stock at $20.00 per share and warrants to purchase up to 152,504 shares of Common Stock, for aggregate gross proceeds of approximately $3,050 ($3,023 net of issuance expenses). The warrants issued in the private placement are exercisable after the six-month anniversary of each respective closing and will expire on the 36-month anniversary of their issuance.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

j.	On May 24, 2019, the Company closed a public offering (the “2019 Public Offering”) of (i) 242,768 shares of Common Stock, at a price of $12 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 358,779 shares of Common Stock, for aggregate consideration of $6,558, net of issuance expenses.

The Pre-Funded Warrants were sold at a public offering price of $11.998 per Pre-Funded Warrant, which represents the per share public offering price per Share, less a $0.0001 per share exercise price for each such Pre-Funded Warrant. The shares and Pre-Funded Warrants were offered, issued and sold pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The Pre-Funded Warrants have been accounted for as equity instruments.

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

k.

In November and December, 2019, the Company entered into subscription agreements (the “Series A, A-1, A-2, A-3 and A-4 Subscription Agreement”) for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Preferred Stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share (the “Stated Value”), for aggregate proceeds, net of issuance expenses to the Company, of approximately $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). As such, the Company recorded a deemed dividend in the amount of $2,860 for the benefit created to the series A-2, A-3 and A-4 holders.

The holders of series A Preferred Stock (excluding Series A-1 Preferred Stock, which do not possess any voting rights) shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Certificate of Incorporation, Holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class. Upon any liquidation, dissolution or winding-up of the Company, after the satisfaction in full of the debts of the Company and payment of the liquidation preference to the Senior Securities, holders of Series A Preferred Stock shall be entitled to be paid, on a pari passu basis with the payment of any liquidation preference afforded to holders of any Parity Securities, the remaining assets of the Company available for distribution to its stockholders. For these purposes, (i) “Parity Securities” means the Common Stock, Series A Preferred Stock and any other class or series of capital stock of the Company hereinafter created that expressly ranks pari passu with the Series A Preferred Stock; and (ii) “Senior Securities” shall mean any class or series of capital stock of the Company hereafter created which expressly ranks senior to the Parity Securities.

Each share of Series A Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations as set forth in the Series A Certificate of Designation into such number of shares of Company’s Common Stock equal to the number of Series A Preferred Shares to be converted, multiplied by the Stated Value, divided by the conversion price in effect at the time of the conversion.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

The Series A Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Preferred with respect to the Series A Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as a deemed dividend in a total amount of $295.

Pursuant to the Placement Agency Agreement (the “Placement Agency Agreement”) executed by and between the Company and the registered broker dealer retained to act as the Company’s exclusive placement agent (the “Placement Agent”) for the offering of the Series A Preferred Stock, the Company paid the Placement Agent an aggregate cash fee of $1,788, non-accountable expense allowance of $641 and was required to issue to the Placement Agent or its designees warrants to purchase 719,243 shares of Common Stock at an exercise price ranging from $4.05 to $5.90 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period of five years from the date of the final closing of the Series A Preferred Stock Offering.

l.	The table below summarizes the outstanding warrants as of December 31, 2019:

	Warrants outstanding as of December 31, 2019	Exercise price $	Expiration date
February 2015 PPM A (*)	232	86.40	November 25,2015
March 2016 Public Offering -Warrants	76,417	86.80	March 8, 2021
March 2016 Public Offering - Representative’s Warrants	7,172	112.50	March 8, 2021
March 2017 Public Offering - Representative’s Warrants	1,820	77.50	March 31, 2022
September 2018 PPM	459,796	25.00	September 13, 2021
September 2018 PPM (Finder Warrants)	7,030	25.00	September 13, 2021
September 2018 PPM 2nd closing	13,335	25.00	September 26, 2021
December 2018 PPM	150,004	25.00	December 14, 2021
December 2018 PPM 2nd closing	2,500	25.00	December 27, 2021
Placement Agent Warrants A-1 December 2019	485,688	4.05	December 19, 2024
Placement Agent Warrants A-2 December 2019	64,976	4.28	December 19, 2024
Placement Agent Warrants A-3 December 2019	150,214	4.98	December 19, 2024
Placement Agent Warrants A-4 December 2019	18,365	5.90	December 19, 2024

Total outstanding (**)	1,437,549

(*)       Warrants for which cash has been received by the Company but no securities issued.

(**)     The outstanding amount doesn’t include 358,799 prefunded purchase warrants.

No warrants were exercised in 2019 and 2018.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

m.	Stock-based compensation:

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

During 2018, the Company’s stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 250,000 shares, from 143,650 to 393,650.

During 2019, the Company’s stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 225,000 shares, from 393,650 to 618,650.

The following options were issued under the 2012 Plan during 2018 and 2019:

On April 23, 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of 4,688 options to a consultant of the Company, at an exercise price of $0.0001 per share. The option fully vested on the grant date and has a six-year term. This option was issued in lieu of a cash waiver of $150 by the consultant.

On July 23, 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of 3,541 options to consultants of the Company, at an exercise price of $0.0001 per share. 3,141 options fully vested on the grant date, and 400 will vest in 12 equal monthly installments. The options have a six-year term. These options were issued in lieu of a cash waiver of $102 by the consultants.

In June and July 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 57,642 shares to directors, officers, employees and consultants of the Company, and the grant of 12,206 and 1,048 options to employees and consultants of the Company, respectively, at an exercise price of $34.58 per share. The stock options shall vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term.

On November 22, 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of 6,000 options to its President and Chief Commercial Officer, at exercise prices of $15.90 per share. The options will vest over a three years period from the grant date and have a six-year term.

On November 22, 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of 1,864 options to consultants of the Company, at an exercise price of $0.0001 per share. The options fully vested on the grant date and have a six-year term. These options were issued in lieu of a cash waiver of $45 by the consultants. In addition, the Company’s Compensation Committee of the Board of Directors approved the grant of 1,313 options to a consultant of the Company at an exercise price of $19.96 per share. The options will vest over a three year period from the grant date and have a six-year term.

On December 10, 2018, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 2,346 options to employees of the Company, at an exercise price of $18.54 per share. The stock options will vest over a three years period commencing on the grant date and have a six-year term.

On April 29, 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 51,613 shares to directors, officers and employees of the Company, and the grant of 29,236 options to employees, directors and consultants of the Company, respectively, at exercise prices of $14.40 and $15.40 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

In September and October 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 5,378 shares of Common Stock to service providers of which 4,753 were issued during the third and fourth quarters, and the grant of 3,939 options to consultants of the Company, at exercise price of $12.00 per share, and 462 options in lieu of $8 owed in cash to a consultant.

On December 24, 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of 42,500 options to employees of the Company, at exercise prices of $5.63 and $6.35 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term.

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the year ended December 31, 2019 were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
	options**)	$	Years	$
Options outstanding at beginning of year	89,436	111.74	4.32	368
Options granted	76,137	9.41
Options exercised	406	*)-
Options expired	5,286	63.22
Options forfeited	11,801	20.98

Options outstanding at end of year	148,080	68.56	4.41	192

Options vested and expected to vest at end of year	132,517	73.81	4.31	185

Exercisable at end of year	72,532	127.3	3.18	156

*) Represents an amount lower than $1.

**) Reverse Stock Split, see note 1f.

Weighted average fair value of options granted during the year ended December 31, 2019 and 2018 is $9.41 and $11.20, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	STOCKHOLDERS’ EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees and directors in the period presented:

	Year ended December 31,
	2019	2018
Volatility	84.34%-90.82%	83.41%-105.38%
Risk-free interest rate	1.69%-2.28%	2.69%-2.88%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-4.5

The following table presents the assumptions used to estimate the fair values of the options granted to non-employees in the period presented:

	Year ended December 31,
	2019	2018
Volatility	84.34%-90.82%	82.61%-107.42%
Risk-free interest rate	1.41%-2.28%	2.41%-2.96%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	2.96-5.94

As of December 31, 2019, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $977, which is expected to be recognized over a weighted average period of approximately 1.41 year.

The total compensation cost related to all of the Company’s equity-based awards, recognized during year ended December 31, 2019 and 2018 were comprised as follows:

	Year ended December 31,
	2019	2018
Cost of revenues	$59	$116
Research and development	236	404
Sales and marketing	300	607
General and administrative	1,721	2,631

Total stock-based compensation expenses	$2,316	$3,758

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 12:-	SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Year ended December 31,
	2019	2018
Bank charges	$27	$18
Foreign currency adjustments losses, net	20	98
Change in the fair value of warrants	-	(1)
Interest income	(16)	-

Total Financial income, net	$31	$115

NOTE 13:-	SUBSEQUENT EVENTS

In January 2020, 47,074 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees as consideration for a reduction in or waiver of cash salary or fees amounting to $201 owed to such individuals and approved the grant of 25,000 options to employees of the Company, at exercise prices of $8.27 and $8.41 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term. The shares and options were issued under the Company’s 2012 Plan.

In January 2020, the Company entered into exchange agreements (each an "Exchange Agreement") with certain Company warrant holders who were granted warrants to purchase up to an aggregate of 139,336 shares of Common Stock in September 2018. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender such warrants for cancellation and received, as consideration for the cancellation of such 2018 warrants, in the aggregate 97,536 restricted shares of Common Stock, thereby creating a benefit to these warrant holders.

On January 29, 2020, the Board of Directors authorized the Company to issue warrants to purchase up to 13,750 and 250,000 shares of Common Stock to certain consultants of the Company, at a purchase price of $12.00 and $6.56, respectively. In addition, the Board of Directors approved the grant of 50,000 shares of Common Stock to a consultant of the Company.

On January 30, 2020, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 90,000 shares of the Company’s Common Stock, as well as an additional non-qualified performance-based stock option award to purchase an additional 90,000 shares of the Company’s Common Stock outside of the Company’s existing equity compensation plans, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its President and General Manager of North America.

On February 5, 2020, the Company’s stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 1,350,000 shares, from 618,650 to 1,968,650.

On February 12, 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 654,246 shares to directors, officers, employees and consultants of the Company, and the grant of 335,991 options to employees and consultants of the Company, at exercise prices of $7.736 and $9.237 per share. The stock options vest over a period of three years commencing on the respective grant dates. All the aforementioned options have a six-year term. All options were issued under the 2012 Plan.

On February 27, 2020, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 90,000 shares of the Company’s common stock to director, at exercise prices of $7.30 per share. The stock options vest over a period of three years commencing on the respective grant date. All options were issued under the 2012 Plan.

On March 2, 2020, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 50,000 shares of the Company’s Common Stock outside of the Company’s existing equity compensation plans, pursuant to Nasdaq Listing Rule 5635(c)(4) in connection with the employment of its Chief medical Officer.

In March 2020, 16,280 shares of Common Stock and 540 options to purchase Common Stock were issued to certain consultants of the Company, a portion of which were made in lieu of cash owed to such consultants. All options were issued under the 2012 Plan.

- - - - - - - - - - - - - - -