Form 10-Q
period 2020-03-31
DarioHealth Corp.
filed 2020-05-12
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 9, 2020, the registrant had 3,793,240 shares of common stock outstanding.

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

Quarterly Report on Form 10-Q

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

•	our launch and market penetration plans;

•	our ability to manufacture, market and generate sales of our Dario Smart Diabetes Management Solution;

•	our ability to commercialize DarioEngage;

•	our ability to develop, launch and commercialize Dario Intelligence;

•	our ability to maintain our relationships with key partners;

•	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration, or FDA, or other regulatory agencies in different jurisdictions;

•	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	our expectations regarding the impact of the COVID-19 pandemic on our business and operations; and

•	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on March 17, 2020) entitled “Risk Factors” as well as in our other public filings.

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

All information in this Quarterly Report, relating to shares or price per share reflects the 1-for-20 reverse stock split effected by us on November 18, 2019.

3

DARIOHEALTH CORP. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,826	$20,395
Short-term restricted bank deposits	187	191
Trade receivables	774	672
Inventories	1,221	1,414
Other accounts receivable and prepaid expenses	485	267

Total current assets	18,493	22,939

NON-CURRENT ASSETS:
Deposits	17	17
Operation lease right of use assets	685	765
Long-term assets	209	200
Property and equipment, net	630	648

Total non-current assets	1,541	1,630

Total assets	$20,034	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2020	2019
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$1,239	$1,656
Deferred revenues	1,265	1,223
Operating lease liabilities	293	317
Other accounts payable and accrued expenses	1,433	2,024

Total current liabilities	4,230	5,220

OPERATING LEASE LIABILITIES	378	455

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value –
Authorized: 160,000,000 shares at March 31, 2020 (unaudited) and December 31, 2019; Issued and Outstanding: 3,103,570 and 2,235,649 shares at March 31, 2020 (unaudited) and December 31, 2019, respectively **)	*) -	*) -
Preferred Stock of $0.0001 par value -
Authorized: 5,000,000 shares at March 31, 2020 (unaudited) and December 31, 2019; Issued and Outstanding: 21,363 and 21,375 shares at March 31, 2020 (unaudited) and December 31, 2019, respectively	*) -	*) -
Additional paid-in capital	136,738	129,039
Accumulated deficit	(121,312)	(110,145)

Total stockholders' equity	15,426	18,894

Total liabilities and stockholders' equity	$20,034	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected a 1-for 20 reverse stock split (the “Reverse Stock Split”), see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended March 31
	2020	2019
	Unaudited
Revenues	$1,667	$2,242
Cost of revenues	888	1,684

Gross profit	779	558

Operating expenses:
Research and development	$1,231	$1,002
Sales and marketing	4,091	3,946
General and administrative	5,571	973

Total operating expenses	10,893	5,921

Operating loss	(10,114)	(5,363)

Total financial expenses (income), net	(222)	13

Net loss	$(9,892)	$(5,376)

Deemed dividend	$1,275	$-

Net loss attributable to holders of Common Stock	$(11,167)	$(5,376)

Net loss per share:

Basic and diluted net loss per share	$(1.57)	$(2.92)
Weighted average number of Common Stock used in computing basic and diluted net loss per share **)	3,090,790	1,839,221

The accompanying notes are an integral part of the consolidated financial statements.

**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock **)			Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount		Number	Amount		capital	deficit	equity

Balance as of January 1, 2019	1,831,746	$	*)-	-		$-	$98,179	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	10,678		*)-	-		-	210	-	210
Stock-based compensation	-		-	-		-	106	-	106
Net loss	-		-	-		-	-	(5,376)	(5,376)

Balance as of March 31, 2019 (unaudited)	1,842,424	$	*)-	-		$-	$98,495	$(94,630)	$3,865

Balance as of January 1, 2020	2,235,649	$	*)-	21,375	$	*)-	$129,039	$(110,145)	$18,894

Payment for executives and directors under Stock for Salary Program	47,074		*)-	-		-	274	-	274
Issuance of Common Stock to directors and employees	654,246		*)-	-		-	4,076	-	4,076
Issuance of Common Stock to consultants and service provider	66,905		*)-	-		-	360	-	360
Conversion of Preferred Stock to Common Stock	2,160		*)-	(12)		*)-	-	-	-
Deemed dividend related to warrants exchange	97,536		*)-	-		-	376	(376)	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	899	(899)	-
Issuance of Warrants to service providers	-		-	-		-	1,131	-	1,131
Stock-based compensation	-		-	-		-	583	-	583
Net loss	-		-	-		-	-	(9,892)	(9,892)
Balance as of March 31, 2020 (unaudited)	3,103,570	$	*)-	21,363	$	*)-	$136,738	$(121,312)	$15,426

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2020	2019
	Unaudited
Cash flows from operating activities:
Net loss	$(9,892)	$(5,376)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants and service providers	6,356	257
Depreciation	46	46
Change in operating lease right of use assets	80	23
Increase in trade receivables	(102)	(84)
Decrease (increase) in accounts receivables and prepaid expenses and long-term assets	(227)	46
Decrease (increase) in inventories	193	(547)
Increase (decrease) in trade payables	(417)	403
Increase (decrease) in other accounts payable and accrued expenses	(523)	683
Increase in deferred revenues	42	560
Change in operating lease liabilities	(101)	-

Net cash used in operating activities	(4,545)	(3,989)

Cash flows from investing activities:
Purchase of property and equipment	(28)	(45)

Net cash used in investing activities	(28)	(45)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Decrease in cash, cash equivalents and short-term restricted bank deposits	(4,573)	(4,034)
Cash, cash equivalents and short-term restricted bank deposits at beginning of the period	20,535	11,126

Cash, cash equivalents and short-term restricted bank deposits at end of the period	$15,962	$7,092

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

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (the “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

c.

During the three months ended March 31, 2020, the Company incurred operating losses and negative cash flows from operating activities amounting to $10,114 and $4,545, respectively. The Company will be required to obtain additional liquidity resources in order to support the commercialization of its products and maintain its research and development activities. The Company is addressing its liquidity needs by seeking additional funding from public and/or private sources and by ramping up its commercial sales. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the short and long-term development and commercialization of its product.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

e.	On March 4, 2016, the Company's Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

f.	On November 18, 2019, the Company affected a 1-for-20 reverse stock split (referred to herein as the “Reverse Stock Split”) of its Common Stock. No fractional shares were issued, and no cash or other consideration were paid as a result of the Reverse Stock Split. Instead, the Company issued one additional whole share of the post-Reverse Stock Split Common Stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The amount of authorized Common Stock was not affected. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this Reverse Stock Split for all periods presented.

g.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and have not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial and operational results, it could be material.

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 are applied consistently in these unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	March 31,	March 31,
	2020	2019
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$15,826	$6,958
Short-term restricted bank deposits, as reported on the balance sheets	136	134

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$15,962	$7,092

c.	Recently issued accounting pronouncements, not yet adopted:

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”) which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2020, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2020, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three months ended March 31, 2020. Results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

NOTE 4: -	INVENTORIES

	March 31,	December 31,
	2020	2019
	Unaudited
Raw materials	$264	$536
Finished products	957	878

	$1,221	$1,414

During the three months period ended March 31, 2020, and the year ended December 31, 2019, total inventory write-off expenses amounted to $23 and $62, respectively.

NOTE 5: -	REVENUE

The following tables represent the Company’s total revenues for the three months ended March 31, 2020 and 2019 by product type:

	Three months ended March 31,
	2020	2019
	Unaudited	Unaudited
Products	$1,185	$ *) 1,836
Services	482	*) 406

	$1,667	$2,242

*) Reclassified

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -	REVENUE (Cont.)

Consolidated revenues by category type are as follows:

	Three months ended March 31,
	2020	2019
	Unaudited	Unaudited
Consumer Products and other revenues	$889	$1,634
Membership services	778	608
	$1,667	$2,242

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

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2020:

Balance, beginning of the period	$1,223
New performance obligations	880
Reclassification to revenue as a result of satisfying performance obligations	(838)
Balance, end of the period	$1,265

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY

a.

In January 2020, the Company's Compensation Committee of the Board of Directors approved the issuance of 47,074 shares of Common Stock to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals, totaling $274 and approved the grant of 25,000 options to employees of the Company, at exercise prices of $8.27 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term. The shares and options were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan, as amended (the “2012 Plan”).

On January 29, 2020, the Board of Directors authorized the Company to issue warrants to purchase up to 13,750, and 250,000 shares of Common Stock, to certain consultants of the Company, at a purchase price of $12.00 and $6.56, respectively. As such the Company recorded a warrant compensation expense for service providers in the amount of $1,131.

On January 30, 2020, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 90,000 shares of the Company’s Common Stock, as well as an additional non-qualified performance-based stock option award to purchase an additional 90,000 shares of the Company’s Common Stock outside of the Company’s 2012 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its President and General Manager of North America.

In January 2020, the Board of Directors approved the grant of 50,625 shares of Common Stock to certain consultants of the Company.

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

On March 1, 2020, the Board of Directors approved the grant of a non-qualified stock option award to purchase 90,000 shares of the Company’s common stock to a director, at an exercise price of $7.30 per share. The stock options vest over a period of three years commencing on the grant date. All options were issued under the 2012 Plan.

On March 2, 2020, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 50,000 shares of the Company’s Common Stock outside of the Company’s 2012 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4) in connection with the employment of its Chief Medical Officer.

On March 4, 2020, the Compensation Committee of the Board of Directors approved the grant of 16,280 shares of Common Stock and options to purchase 540 shares of Common Stock to certain consultants of the Company, a portion of which were made in lieu of cash owed to such consultants. All options were issued under the 2012 Plan.

b.	On January 27, 2020, the Company entered into exchange agreements (each an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase up to an aggregate of 139,336 shares of Common Stock in September 2018. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender such warrants for cancellation and received, as consideration for the cancellation of such 2018 warrants, an aggregate of 97,536 restricted shares of Common Stock, thereby creating a benefit to these warrant holders. As such the Company recorded a deemed dividend in the amount of $376.

c.	On February 5, 2020, the Company’s stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 1,350,000 shares, from 618,650 to 1,968,650.

d.	On March 16, 2020, the Board of Directors authorized the Company to issue warrants to purchase up to 500,000 shares of Common Stock to a business partner of the Company, subject to certain thresholds criteria, at a purchase price of $5.94.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

e.

In November and December, 2019, the Company entered into subscription agreements for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock (the “Series A Convertible Preferred Stock”), at a purchase price of $1,000 per share, for aggregate gross proceeds of $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, and the total amount of Common Stock issuable upon conversion of all classes of the Series A Convertible Preferred Stock is up to 4,960,281 shares of Common Stock.

During the three months ended March 31, 2020 certain shares of Series A-3 and A-4 Preferred Stock were converted into 2,160 shares of Common Stock.

f.	The Convertible Series A Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Preferred with respect to the Series A Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as a deemed dividend during the three months ended March 31, 2020 in a total amount of $899.

g.	Stock option compensation:

Transactions related to the grant of options to employees, directors and non-employees under the above plans during the three-month period ended March 31, 2020, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$
Options outstanding at beginning of year	148,080	68.56	4.41	192
Options granted	681,531	7.79
Options exercised	-	-
Options expired	(156)	30.57
Options forfeited	(4,688)	13.22

Options outstanding at period end (unaudited)	824,767	18.67	5.57	263

Options vested and expected to vest at period end (unaudited)	743,732	19.54	5.55	245

Exercisable at period end (unaudited)	77,152	121.98	3.01	166

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the first quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

Three months ended March 31,
2020
Volatility	87.55%-92.22%
Risk-free interest rate	0.46%-1.56%
Dividend yield	0%
Expected life (years)	3.5-4.5

As of March 31, 2020, the total amount of unrecognized stock-based compensation expense was approximately $3,201,which will be recognized over a weighted average period of 1.8 years.

The total compensation cost related to all of the Company's equity-based awards recognized during the three months period ended March 31, 2020, and 2019 was comprised as follows:

	Three months ended March 31,
	2020	2019
	Unaudited
Cost of revenues	$15	$14
Research and development	337	45
Sales and marketing	1,551	49
General and administrative	4,453	149

Total stock-based compensation expenses	$6,356	$257

NOTE 8: -	FINANCIAL EXPENSES, NET

	Three months ended March 31,
	2020	2019
	Unaudited
Bank charges	$36	$6
Foreign currency adjustments (income) losses, net	(223)	7
Interest income	(35)	-

Total Financial income, net	(222)	13

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -	SUBSEQUENT EVENTS

a.	On April 3, 2020, 37,504 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees as consideration for a reduction in or waiver of cash salary or fees amounting to $141 owed to such individuals. The shares and options were issued under the Company’s 2012 Plan. In addition, the Company granted 4,638 shares to a director upon his departure from the Board of Directors.

b.	On April 12, 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal to $18 of restricted shares to certain service providers.

c.	On April 16, 2020, the Audit and Compensation Committee of the Board of Directors approved a monthly grant of 1,500 shares of the Company’s Common Stock, of which 639 shares were issued to a board member under the 2012 Plan, and 861 restricted shares to certain service providers.

d.	As of May 9, 2020, certain series A Convertible Preferred Stock holders converted 2,790 shares of various classes of the Company’s A Convertible Preferred Stock to 644,860 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We make our services available directly to consumers via online marketplaces, including Amazon, Walmart, Best Buy and the Google and Apple app stores. In 2020, we plan to focus on expanding our offering to include providers, payers and employers. We believe that these represent significant growth opportunities for our business.

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

In addition, we have been carefully monitoring the COVID-19 pandemic and its impact on our business. In that regard, we have continued to sell our DarioTM Blood Sugar Monitor and have not experienced disruptions in our supply chains. With respect to our DTx platform, we have observed that some of our business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, we have also seen an increase in interest from other business-to-business prospective partners in our DTx platform, as certain parties are seeking tele-health products, as exhibited with our April 2020 announcement regarding our partnership with MediOrbis relating to the expansion of our existing service offering with a full suite of telemedicine capabilities.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into September 2021 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent a material alteration in our business plans and our business might fail.

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed on March 17, 2020) with respect to our Critical Accounting Policies. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2020, amounted to $1,667, a decrease of 25.6% compared to $2,242 of revenues during the three months ended March 31, 2019. The decrease in revenues for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is due to a decrease in our direct to consumer (“D2C”) acquisitions in the first quarter of 2020.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself and our membership offering, through D2C acquisitions located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three months ended March 31, 2020 we recorded cost of revenues in the amount of $888, a decrease of 47.3% as compared to $1,684 of recorded cost of revenues during the three months ended March 31, 2019. The decrease in cost of revenues in three months ended March 31, 2020, compared to the three months ended March 31, 2019, are mainly as a result of a decrease in the sales of our products in the first quarter of 2020.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2020, amounted to $779 (46.7% of revenues) compared to $558 (24.9% of revenues) during the three months ended March 31, 2019. The increase in gross profit for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly as a result of the increase in the portion of our membership offering as a percentage of our revenues.

Research and Development Expenses

Our research and development expenses increased by $229, or 23% to $1,231 for the three months ended March 31, 2020, compared to $1,002 for the three months ended March 31, 2019. This increase was mainly due to an increase in our equity based compensation to $337 for the three months ended March 31, 2020, compared to $45 for the three months ended March 31, 2019. Our research and development expenses excluding equity based compensation for the three months ended March 31, 2020 were $894 compared to $957 for the three months ended March 31, 2019, a decrease of $63. This decrease is resulting mainly from the reduction in development costs.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $145, or 3.7% to $4,091 for the three months ended March 31, 2020, compared to $3,946 for the three months ended March 31, 2019. This increase was mainly due to an increase in our equity based compensation to $1,551 for the three months ended March 31, 2020, compared to $49 for the three months ended March 31, 2019.Our marketing expenses excluding equity based compensation for the three months ended March 31, 2020 were $2,540 compared to $3,897 for the three months ended March 31, 2019, a decrease of $1,357. This decrease is resulting mainly from the reduction of our digital marketing activity.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $4,598, or 473%, to $5,571 for the three months ended March 31, 2020, compared to $973 for the three months ended March 31, 2019. This increase was mainly due to an increase in our equity based compensation to $4,453 for the three months ended March 31, 2020, compared to $149 for the three months ended March 31, 2019. Our general and administrative expenses excluding equity based compensation for the three months ended March 31, 2020 were $1,118 compared to $824 for the three months ended March 31, 2019, an increase of $294. This increase is resulting mainly from the increase in consulting and insurance expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial income for the three months ended March 31, 2020, was $222, an increase of 1808% compared to finance expenses of $13 for three months ended March 31, 2019. This increase was mainly due to foreign currency translation differences and interest income.

Financial expenses include mainly bank charges, interest income, lease liability translation differences and foreign currency translation differences.

Net loss

Net loss increased by $4,516, or 84%, to $9,892 for the three months ended March 31, 2020, compared to a net loss of $5,376 for the three months ended March 31, 2019. The increase in net loss for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was mainly due to the increase of our equity based compensation as detailed above.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $11,167 and $5,376 for the three months ended March 31, 2020 and 2019, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31, (in thousands)
	2020	2019	$ Change

Net Loss Reconciliation
Net loss attributable to common stockholders – as reported	$(9,892)	$(5,376)	$(4,516)

Adjustments
Depreciation expense	46	46	-
Other financial (income) expenses, net	(222)	13	(235)

EBITDA	(10,068)	(5,317)	(4,751)

Stock-based compensation expenses	6,356	257	6,099

Non-GAAP adjusted loss	$(3,712)	$(5,060)	$1,348

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of March 31, 2020, we had approximately $15,826 in cash and cash equivalents compared to $20,395 at December 31, 2019.

We have experienced cumulative losses of $121,312 from inception (August 11, 2011) through March 31, 2020 and have a stockholders’ equity of $15,426 at March 31, 2020. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There are no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and commercialization of our product. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $96,426 as of March 31, 2020.

On May 24, 2019, we closed on a firm commitment, underwritten public offering consisting of 242,768 shares of common stock and pre-funded warrants to purchase 358,779 shares of our common stock, pursuant to an underwriting agreement entered into with Craig-Hallum Capital Group LLC, as representative of the underwriters. The shares of common stock were sold at a public offering price of $12.00 per share and the pre-funded warrants were sold at a public offering price of $11.998 per pre-funded warrant, for aggregate gross proceeds of approximately $7,218.

On November 27, 2019, we entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of 8,361 shares of newly designated Series A Convertible Preferred Stock and an aggregate of 5,200 shares of newly designated Series A-1 Convertible Preferred Stock, at a purchase price of $1,000 for each share of Series A Preferred Stock and Series A-1 Preferred Stock, for aggregate gross proceeds to the Company of $13,561. The initial conversion price for the Series A and Series A-1 Convertible Preferred Stock to Common Stock is $4.05. The initial closing of the offering took place on November 27, 2019. The Series A and Series A-1 Convertible Preferred Stock issued are convertible into up to 3,349,567 shares of Common Stock. On December 3, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,915 shares of newly designated Series A-2 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $1,915. The initial conversion price for the Series A-2 Convertible Preferred Stock to Common Stock is $4.28. The Series A-2 Convertible Preferred Stock issued are convertible into up to 448,110 shares of Common Stock. On December 4, 2019, we into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 3,808 shares of newly designated Series A-3 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $3,808.The initial conversion price for the Series A-3 Convertible Preferred Stock to Common Stock is $4.98. The Series A-3 Convertible Preferred Stock issued are convertible into up to 765,408 shares of Common Stock. On December 5, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 745 shares of newly designated Series A-4 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $745.The initial conversion price for the Series A-4 Convertible Preferred Stock to Common Stock is $5.90. The Series A-4 Convertible Preferred Stock issued are convertible into up to 126,650 shares of Common Stock. On December 19, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,346 shares of newly designated Series A-3 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $1,346. The initial conversion price for the Series A-3 Convertible Preferred Stock to Common Stock is $4.98. The Series A-3 Convertible Preferred Stock issued are convertible into up to 270,546 shares of Common Stock. The total aggregate gross proceeds of the offering described above, together with gross proceeds from the closing of the offering of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and Series A-4 Convertible Preferred Stock was $21,375, and the total amount of Common Stock issuable upon conversion of all the shares of Convertible Preferred Stock is up to 4,960,281 shares of Common Stock. As of May 9, 2020, certain Convertible Preferred Stock holders converted 2,790 shares of various classes of the Company’s A Preferred Stock to 644,860 shares of Common Stock.

According to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity into September 2021 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through distribution partners and to direct customers.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2020	2019
	$	$
Cash used in operating activities:	(4,545)	(3,989)
Cash provided by (used in) investing activities:	(28)	(45)
Cash provided by financing activities:	-	-
	(4,573)	(4,034)

Net cash used in operating activities

Net cash used in operating activities was $4,545 for the three months ended March 31, 2020 an increase of 14% compared to $3,989 used in operations for the same period in 2019. Cash used in operations increased mainly due to the decrease in our sales to customers.

Net cash used in investing activities

Net cash used for investing activities was $28 for the three months ended March 31, 2020, a decrease of 38% compared to cash derived from investing activities of $45 for the same period in 2019. Cash used for investing activities decreased mainly due to the decrease in purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2020, as well as for the same period in 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in the 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report. The risks described in the 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Annual Report and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Based on guidelines provided by the Israeli Government, employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained closed since the middle of March 2020, and all of our employees currently work remotely. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing, and other functions.

In addition, we have been carefully monitoring the COVID-19 pandemic and its impact on our business. In that regard, we have continued to sell our DarioTM Blood Sugar Monitor and have not experienced disruptions in our supply chains. With respect to our DTx platform, we have observed that some of our business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, we have also seen an increase in interest from other business-to-business prospective partners in our DTx platform, as certain parties are seeking tele-health products, as exhibited with our April 2020 announcement regarding our partnership with MediOrbis relating to the expansion of our existing service offering with a full suite of telemedicine capabilities.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2020, we issued an aggregate of 66,905 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

In January 2020, we entered into Exchange Agreements with certain warrant holders who were issued warrants to purchase shares of common stock in September 2018. Pursuant to the terms of the exchange agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 139,336 shares of common stock for cancellation and received, as consideration for such cancellation, an aggregate of 97,536 restricted shares of common stock. The securities issued pursuant to the foregoing are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and/or Regulation S and/or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering and the warrant holders are accredited investors.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2020).
10.1	Amendment to the Company’s Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2020		DarioHealth Corp.

	By:		/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

