Form 10-Q
period 2020-06-30
DarioHealth Corp.
filed 2020-08-12
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 7,353,037 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,182	$20,395
Short-term restricted bank deposits	177	191
Trade receivables	624	672
Inventories	1,341	1,414
Other accounts receivable and prepaid expenses	483	267

Total current assets	15,807	22,939

NON-CURRENT ASSETS:
Deposits	19	17
Operating lease right of use assets	603	765
Long-term assets	181	200
Property and equipment, net	597	648

Total non-current assets	1,400	1,630

Total assets	$17,207	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2020	2019
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$1,579	$1,656
Deferred revenues	1,270	1,223
Operating lease liabilities	287	317
Other accounts payable and accrued expenses	1,526	2,024

Total current liabilities	4,662	5,220

OPERATING LEASE LIABILITIES	319	455

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value –
Authorized: 160,000,000 shares at June 30, 2020 (unaudited) and December 31, 2019; Issued and Outstanding: 4,099,091 and 2,235,649 shares at June 30, 2020 (unaudited) and December 31, 2019, respectively **)	*)-	*)-
Preferred Stock of $0.0001 par value -
Authorized: 5,000,000 shares at June 30, 2020 (unaudited) and December 31, 2019; Issued and Outstanding: 17,398 and 21,375 shares at June 30, 2020 (unaudited) and December 31, 2019, respectively	*)-	*)-
Additional paid-in capital	138,330	129,039
Accumulated deficit	(126,104)	(110,145)

Total stockholders' equity	12,226	18,894

Total liabilities and stockholders' equity	$17,207	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected a 1-for 20 reverse stock split (the “Reverse Stock Split”), see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Revenues	$1,787	$1,651	$3,454	$3,893
Cost of revenues	1,151	1,325	2,039	3,009

Gross profit	636	326	1,415	884

Operating expenses:
Research and development	$825	$991	$2,056	$1,993
Sales and marketing	2,608	2,993	6,699	6,939
General and administrative	1,326	1,704	6,897	2,677

Total operating expenses	4,759	5,688	15,652	11,609

Operating loss	(4,123)	(5,362)	(14,237)	(10,725)

Total financial expense (income), net	(117)	20	(339)	33

Net loss	$(4,006)	$(5,382)	$(13,898)	$(10,758)

Deemed dividend	$786	$-	$2,061	$-

Net loss attributable to holders of Common Stock	$(4,792)	$(5,382)	$(15,959)	$(10,758)

Net loss per Common Stock:

Basic and diluted net loss per Common Stock	$(0.68)	$(2.50)	$(2.33)	$(5.43)
Weighted average number of shares of Common Stock used in computing basic and diluted net loss per Common Stock**)	4,121,965	2,125,991	3,606,378	1,982,720

The accompanying notes are an integral part of the consolidated financial statements.

**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock **)			Preferred Stock			paid-in	Accumulated	stockholders’
	Number		Amount	Number		Amount	capital	deficit	equity

Balance as of January 1, 2020	2,235,649	$	*)-	21,375	$	*)-	$129,039	$(110,145)	$18,894

Payment for executives and directors under Stock for Salary Program	47,074		*)-	-		-	274	-	274
Issuance of Common Stock to directors and employees	654,246		*)-	-		-	4,076	-	4,076
Issuance of Common Stock to consultants and service provider	66,905		*)-	-		-	360	-	360
Conversion of Preferred Stock to Common Stock	2,160		*)-	(12)		*)-	-	-	-
Deemed dividend related to warrants exchange	97,536		*)-	-		-	376	(376)	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	899	(899)	-
Issuance of Warrants to service providers	-		-	-		-	1,131	-	1,131
Stock-based compensation	-		-	-		-	583	-	583
Net loss	-		-	-		-	-	(9,892)	(9,892)

Balance as of March 31, 2020 (unaudited)	3,103,570	$	*)-	21,363	$	*)-	$136,738	$(121,312)	$15,426

Payment for executives and directors under Stock for Salary Program	37,504		*)-	-		-	141	-	141
Issuance of Common Stock to directors and employees	4,638		*)-	-		-	17	-	17
Issuance of Common Stock to consultants and service provider	36,249		*)-	-		-	180	-	180
Conversion of Preferred Stock to Common Stock	917,130		*)-	(3,965)		*)-	-	-	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	786	(786)	-
Issuance of Warrants to service providers	-		-	-		-	150	-	150
Stock-based compensation	-		-	-		-	318	-	318
Net loss	-		-	-		-	-	(4,006)	(4,006)

Balance as of June 30, 2020 (unaudited)	4,099,091	$	*)-	17,398	$	*)-	$138,330	$(126,104)	$12,226

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock **)			Preferred Stock		paid-in	Accumulated	stockholders’
	Number		Amount	Number	Amount	capital	deficit	equity

Balance as of January 1, 2019	1,831,746	$	*)-	-	$-	$98,179	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	10,678		*)-	-	-	210	-	210
Stock-based compensation	-		-	-	-	106	-	106
Net loss	-		-	-	-	-	(5,376)	(5,376)

Balance as of March 31, 2019 (unaudited)	1,842,424	$	*)-	-	$-	$98,495	$(94,630)	3,865

Payment for executives under Stock for Salary Program	7,133		*)-	-	-	141	-	141
Exercise of Options	406		*)-	-	-	*)-	-	*)-
Public Offering	242,768		-	-	-	6,558	-	6,558
Issuance of Common Stock to directors and employees	51,613		*)-	-	-	795	-	795
Stock-based compensation	-		-	-	-	117	-	117
Net loss	-		-	-	-	-	(5,382)	(5,382)

Balance as of June 30, 2019 (unaudited)	2,144,344	$	*)-	-	$-	$106,106	$(100,012)	$6,094

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2020	2019
	Unaudited
Cash flows from operating activities:
Net loss	$(13,898)	$(10,758)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants, and service providers	7,178	1,310
Depreciation	92	93
Change in operating lease right of use assets	162	130
Decrease (increase) in trade receivables	48	(110)
Decrease (increase) in accounts receivables and prepaid expenses and long-term assets	(197)	38
Decrease (increase) in inventories	73	(442)
Decrease in trade payables	(77)	(190)
Decrease in other accounts payable and accrued expenses	(446)	(131)
Increase in deferred revenues	47	662
Change in operating lease liabilities	(166)	(93)

Net cash used in operating activities	(7,184)	(9,491)

Cash flows from investing activities:
Investment in deposit	(2)	(1)
Purchase of property and equipment	(41)	(71)

Net cash used in investing activities	(43)	(72)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, Preferred Stock and warrants, net of issuance cost	-	6,558

Net cash provided by financing activities	-	6,558

Decrease in cash, cash equivalents and short-term restricted bank deposits	(7,227)	(3,005)
Cash, cash equivalents and short-term restricted bank deposits at beginning of the period	20,535	11,126

Cash, cash equivalents and short-term restricted bank deposits at end of the period	$13,308	$8,121

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1: -	GENERAL

a.

DarioHealth Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011.

DarioHealth is a leading Global Digital Therapeutics (DTx) company revolutionizing the way people with chronic conditions manage their health. By delivering personalized evidence-based interventions that are driven by precision data analytics, high quality software, and personalized coaching, DarioHealth has developed a novel approach that empowers individuals to adjust their lifestyle in a unique and holistic way.

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

c.

During the six months ended June 30, 2020, the Company incurred operating losses and negative cash flows from operating activities amounting to $14,237 and $7,184, respectively. On June 30, 2020, we had $13,182 in available cash and cash equivalent. On July 28, 2020, the Company entered into subscription agreements with accredited investors relating to an offering of its common stock and pre-funded warrants, resulting in aggregate gross proceeds of approximately $28,591 ($26,470 net of issuance expenses). Management believes that the proceeds from the recent subscription agreement combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

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

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	June 30,	June 30,
	2020	2019
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$13,182	$7,986
Short-term restricted bank deposits, as reported on the balance sheets	126	135

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$13,308	$8,121

c.	Recently issued accounting pronouncements, not yet adopted:

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

NOTE 3: -	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2020, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2020, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three and six months ended June 30, 2020. Results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -	INVENTORIES

	June 30,	December 31,
	2020	2019
	Unaudited
Raw materials	$432	$536
Finished products	909	878

	$1,341	$1,414

During the six months’ period ended June 30, 2020, and the year ended December 31, 2019, total inventory write-off expenses amounted to $50 and $62, respectively.

NOTE 5: -	REVENUE

The following tables represent the Company’s total revenues for the three and six months ended June 30, 2020 and 2019 by product type:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Products	$1,305	$1,235	$2,490	$3,071
Services	482	416	964	822

	1,787	1,651	3,454	3,893

Consolidated revenues by category type are as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Consumer Products and other revenues	$1,069	$914	$1,958	$2,548
Membership services	718	737	1,496	1,345

	1,787	1,651	3,454	3,893

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -	REVENUE (Cont.)

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2020:

Balance, beginning of the period	$1,223
New performance obligations	1,603
Reclassification to revenue as a result of satisfying performance obligations	(1,556)
Balance, end of the period	$1,270

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

a.

In January 2020, the Company's Compensation Committee of the Board of Directors approved the issuance of 47,074 shares of Common Stock to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals, totaling $274 and approved the grant of 25,000 options to employees of the Company, at exercise prices of $8.27 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a six-year term. The shares and options were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan, as amended (the “2012 Plan”).

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

On February 12, 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 654,246 shares to directors, officers, employees and consultants of the Company, and the grant of 335,991 options to employees and consultants of the Company, at exercise prices of $7.736 and $9.237 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a six-year term and were issued under the 2012 Plan.

On March 1, 2020, the Board of Directors approved the grant of a non-qualified stock option award to purchase 90,000 shares of the Company’s common stock to a director, at an exercise price of $7.30 per share. The stock options vest over a period of three years commencing on the grant date. The options were issued under the 2012 Plan.

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

On March 4, 2020, the Compensation Committee of the Board of Directors approved the grant of 16,280 shares of Common Stock and options to purchase 540 shares of Common Stock to certain consultants of the Company, a portion of which were made in lieu of cash owed to such consultants. The options were issued under the 2012 Plan.

On April 3, 2020, 37,504 shares of Common Stock were issued to certain members of the Board of Directors, officers, and employees as consideration for a reduction in or waiver of cash salary or fees amounting to $141 owed to such individuals. The shares were issued under the Company’s 2012 Plan. In addition, the Company granted 4,638 shares to a director upon his departure from the Board of Directors.

On April 12, 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the second quarter a total of 6,749 restricted shares of the Company’s Common Stock were issued to certain service providers under this approval.

In April, 2020, the Audit and Compensation Committee of the Board of Directors approved monthly grants of 1,500 shares of the Company’s Common Stock, of which 639 shares shall be issued to a board member under the 2012 Plan, and 861 restricted shares to certain service providers to be granted monthly during the 12 month period that the certain consulting agreement with said service providers is in effect. During the second quarter ended June 30, 2020, a total of 4,500 shares of the Company’s Common Stock were issued under the said approval of which 1,917 shares were issued to a board member under the 2012 plan and 2,583 restricted shares were issued to certain service providers.

On May 19, 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of an option to purchase 32,000 shares of Common Stock to employees of the Company, at exercise prices of $6.98 and $6.86 per share. The options vest over a period of three years commencing on the respective grant dates. The options have a six-year term and were issued under the 2012 Plan.

On May 27, 2020, the Compensation Committee of the Board of Directors approved a grant of 5,000 restricted shares of the Company’s Common Stock to a service provider, and a grant of an option to purchase 7,500 shares of Common Stock to consultants of the Company, of which 5,000 are fully vested and are exercisable at an exercise prices of $0.0001 and 2,500 shares of Common Stock vest over a period of three years commencing on the grant date and are exercisable at $6.35 per share. The options have a six-year term and were issued under the 2012 Plan.

On May 27, 2020, the Compensation Committee of the Board of Directors authorized the Company to issue, in several installments, 45,000 shares and warrants to purchase 110,000 shares of Common Stock, to certain consultants of the Company, of which warrants to purchase 60,000 shares of Common Stock are vesting over a 12 month period. The warrants exercise prices are between $6.39 and $10.00 per share. During the second quarter a total of 20,000 shares and warrants to purchase 80,000 shares were issued under the said approval. As such, the Company recorded a warrant compensation expense for service providers in the amount of $150.

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

e.

In November and December 2019, the Company entered into subscription agreements for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock (collectively, the “Series A Convertible Preferred Stock”), at a purchase price of $1,000 per share, for aggregate gross proceeds of $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, and the total amount of Common Stock issuable upon conversion of all classes of the Series A Convertible Preferred Stock is up to 4,960,281 shares of Common Stock.

During the six months ended June 30, 2020 3,977 of certain Series A Convertible Preferred Stock were converted into 919,290 shares of Common Stock.

f.	The Series A Convertible Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Convertible Preferred with respect to the Series A Convertible Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as a deemed dividend during the six months ended June 30, 2020 in a total amount of $1,685.

g.	Stock option compensation:

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the six-month period ended June 30, 2020, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$
Options outstanding at beginning of year	148,080	68.56	4.41	192
Options granted	721,031	7.69
Options exercised	-	-
Options expired	(1,618)	44.09
Options forfeited	(20,524)	12.95

Options outstanding at period end (unaudited)	846,969	18.14	5.35	243

Options vested and expected to vest at period end (unaudited)	761,291	19.03	5.33	232

Exercisable at period end (unaudited)	107,989	88.89	3.59	187

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the second quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2020, the total amount of unrecognized stock-based compensation expense was approximately $3,006 which will be recognized over a weighted average period of 1.62 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended June 30,
	2020	2019
Volatility	92.6%-95.61%	85.53%-90.82%
Risk-free interest rate	0.25%-0.32%	2.26%-2.28%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-4.5

The total compensation cost related to all of the Company's equity-based awards recognized during the six-month period ended June 30, 2020, and 2019 was comprised as follows:

	Six months ended June 30,
	2020	2019
	Unaudited
Cost of revenues	$20	$57
Research and development	446	111
Sales and marketing	1,749	95
General and administrative	4,963	1,047

Total stock-based compensation expenses	$7,178	$1,310

NOTE 8: -	FINANCIAL EXPENSES (INCOME), NET

	Six months ended June 30,
	2020	2019
	Unaudited
Bank charges	$38	$14
Foreign currency adjustments (income) losses, net	(341)	19
Interest income	(36)	-

Total Financial expenses (income), net	(339)	33

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -	SUBSEQUENT EVENTS

a.	On July 2, 2020, the Company entered into exchange agreements (each an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase up to an aggregate of 102,228 shares of Common Stock in September 2018 (the “2018 Warrants”). Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender such warrants for cancellation and receive, as consideration for the cancellation of such 2018 Warrants, an aggregate of 71,559 restricted shares of Common Stock, thereby creating a benefit to these warrant holders. As of August 7, 2020 certain Company’s warrant holders agreed to surrender a 75,559 of warrants to receive an aggregate of 52,891 common stock.

b.

On April 16, 2020, the Audit and Compensation Committee of the Board of Directors approved a monthly grant of 1,500 shares of the Company’s Common Stock, of which 639 shares were issued to a board member under the 2012 Plan, and 861 restricted shares to certain service providers. During the third quarter, the Company issued a total of 3,000 shares of the Company’s Common Stock were issued under the said approval of which 1,278 shares were issued to a board member under the 2012 plan and 1,722 restricted shares were issued to certain service providers.

c.

On April 12, 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the third quarter, the Company issued a total of 4,601 restricted shares of the Company’s Common Stock.

d.	On July 20, 2020, 38,771 shares of Common Stock were issued to certain members of the Board of Directors, officers, and employees as consideration for a reduction in or waiver of cash salary or fees owed to such individuals. The shares were issued under the Company’s 2012 Plan.

e.	On July 28, 2020, the Company entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of (i) 2,969,266 shares of the Company’s Common Stock, at a purchase price of $7.47 per Share, and (ii) pre-funded warrants to purchase 824,689 shares of Common Stock, at a purchase price of $7.4699 per Pre-Funded Warrant. In addition, on July 30, 2020, the Company entered into a subscription agreement with an accredited investor for the purchase of 31,486 shares of Common Stock at a purchase price per share of $7.94 per Share. The aggregate gross proceeds were approximately $28,591 ($26,470 net of issuance expenses).

f.	As of August 7, 2020, certain series A Convertible Preferred Stockholders converted 625 shares of various classes of the Company’s A Convertible Preferred Stock to 128,370 shares of Common Stock.

g.	As of August 7, 2020, 36,735 series A-1 Placement Agent Warrants that were issued in December 2019 were exercised into 25,561 shares of Common Stock at an exercise price of $4.05 per share.

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

We are a leading global Digital Therapeutics, or DTx, company revolutionizing the way people manage their health across the chronic condition spectrum to live a better and healthier life. By delivering personalized evidence-based interventions that are driven by data, high-quality software, easy-to-use medical devices and coaching, we empower individuals to make healthy adjustments to their daily lifestyle choices in a personalized way and improve their overall health. Our cross-functional team operates at the intersection of life sciences, behavioral science and software technology to deliver highly engaging therapeutic interventions. The DarioTM Blood Sugar Monitor is among the most downloaded healthcare apps, with 4.9/5.0 stars from 11,000+ reviews on the Apple App Store as of June 2020. We are rapidly moving into new chronic conditions such as hypertension, using a performance-based approach to improve the health of users managing chronic disease.

We attempt to drive behavioral change by creating highly personalized, closed-loop interactions that support our customers, who become members of our services, via connected FDA cleared monitoring devices, just-in-time health information and real-time coaching. This highly scalable infrastructure results in members with significant improvement in their health conditions at a modest price-point. The Dario solution is intended to stretch across various health conditions and ailments. We currently focus our efforts on diabetes and hypertension, and we plan to expand our focus into additional chronic conditions during 2020, such as weight management.

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

We make our services available directly to consumers via online marketplaces, including Amazon, Walmart, Best Buy and the Google and Apple app stores. In 2020, we plan to focus on expanding our offering to include providers, payers, and employers. We believe that these represent significant growth opportunities for our business.

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

In addition, we have continued to carefully monitor the COVID-19 pandemic and its impact on our business. In that regard, we have continued to sell our DarioTM Blood Sugar Monitor and have not experienced disruptions in our supply chains. With respect to our DTx platform, we have observed that some of our business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, we have also seen an increase in interest from other business-to-business prospective partners in our DTx platform, as certain parties are seeking tele-health products.

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

Management believes that the proceeds from the recent subscription agreement combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, the Company has resolved to remove the going concern note from its financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

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

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2020, amounted to $1,787 and $3,454, respectively, compared to revenues of $1,651 and $3,893 during the three and six months ended June 30, 2019, representing an increase of 8.2% and a decrease of 11.3%, respectively. The increase in revenues for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is due to an increase in our direct to consumer (“D2C”) revenues in the second quarter of 2020. The decrease in revenues for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly as a result of a decrease in our D2C revenues in the first quarter of 2020 compared to the first quarter of 2019.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself and our membership offering through D2C acquisitions located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three and six months ended June 30, 2020, we recorded costs related to revenues in the amount of $1,151 and $2,039 respectively, compared to recorded costs related to revenues of $1,325 and $3,009 during the three and six months ended June 30, 2019, representing a decrease of 13.1% and 32.2%, respectively. The decrease in costs related to revenues in the three months ended June 30, 2020, compared to three months ended June 30, 2019, is mainly a result of a decrease in the sales of our products and a decrease in production costs during that period. The decrease in costs related to revenues in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly a result of an increase in revenues from our services as percentage of revenues during the first six months of 2020.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2020, amounted to $636 (35.6% of revenues) and $1,415 (41.0% of revenues), respectively, compared to $326 (19.7% of revenues) and $884 (22.7% of revenues) during the three and six months ended June 30, 2019. The increase in gross profit for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, is mainly as a result of an increase in revenues generated from our membership offering and a corresponding decrease in product sales in the second quarter.

Research and Development Expenses

Our research and development expenses decreased by $166, or 16.7% to $825 for the three months ended June 30, 2020, compared to $991 for the three months ended June 30, 2019, and increased by $63, or 3.2% to $2,056 for the six months ended June 30, 2020 compared to $1,993 for the six months ended June 30, 2019. The second quarter decrease for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was mainly due to a decrease in payroll and other research and development costs relating primarily to product development, partially offset by an increase in stock-based compensation. The reason for the increase for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was mainly due to increases in payroll, payment in shares and stock-based compensation, partially offset by a decrease of other research and development costs relating primarily to product development and clinical trials.

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

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $385, or 12.9% to $2,608 for the three months ended June 30, 2020, compared to $2,993 for the three months ended June 30, 2019, and decreased by $240, or 3.5% to $6,699 for the six months ended June 30, 2020, compared to $6,939 for the six months ended June 30, 2019. These decreases were mainly due to a decrease in digital marketing expenses partially offset by an increase in salaries and equity-based compensation for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Our marketing expenses, excluding equity based compensation, for the six months ended June 30, 2020 were $4,950 compared to $6,844 for the six months ended June 30, 2020, a decrease of $1,894. This decrease is mainly the result of a reduction in our digital marketing activity.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $378, or 22.2% to $1,326 for the three months ended June 30, 2020, compared to $1,704 for the three months ended June 30, 2019, and increased by $4,220, or 157.6% to $6,897 for the six months ended June 30, 2020, compared to $2,677 for the six months ended June 30, 2019. The second quarter decrease for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was mainly due to a decrease in our equity based compensation. The increase for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was mainly due to an increase in our equity based compensation to $4,963 for the six months ended June 30, 2020, compared to $1,047 for the six months ended June 30, 2019. Our general and administrative expenses, excluding equity based compensation, for the three months ended June 30, 2020 were $816 compared to $806 for the three months ended June 30, 2019, an increase of $10. Our general and administrative expenses excluding equity-based compensation for the six months ended June 30, 2020 were $1,934 compared to $1,630 for the six months ended June 30, 2019, an increase of $304. These increases are resulting mainly from an increase in consulting, investor relations and insurance expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial income for the three months ended June 30, 2020, was $117, representing an increase of 685.0%, compared to financial expenses of $20 for the three months ended June 30, 2019. Our financial income for the six months ended June 30, 2020, was $339, representing an increase of 1,127.0%, compared to finance expenses $33 for the six months ended June 30, 2019. The increases in financial income for the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019, are mainly attributable to translation differences in foreign currency translation expenses.

Financial expenses include mainly bank charges, interest income, lease liability translation differences and foreign currency translation differences.

Net loss

Net loss decreased by $1,376, or 25.6%, to $4,006 for the three months ended June 30, 2020, compared to a net loss of $5,382 for the three months ended June 30, 2019, and increased by $3,140, or 29.2%, to $13,898 for the six months ended June 30, 2020, compared to $10,758 for the six months ended June 30, 2019.

Non-GAAP Financial Measures

The factors described above resulted in net loss of $13,898 and $10,758 for the six months ended June 30, 2020, and 2019, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30, (in thousands)
	2020	2019	$ Change
Net Loss Reconciliation
Net loss – as reported	$(4,006)	$(5,382)	$1,376

Adjustments
Depreciation expense	46	47	(1)
Other financial (income) expenses, net	(117)	20	(137)

EBITDA	(4,077)	(5,315)	1,238

Revaluation of warrants	-	(1)	1
Stock-based compensation expenses	822	1,053	(231)

Non-GAAP adjusted loss	$(3,255)	$(4,263)	$1,008

	Six Months Ended June 30, (in thousands)
	2020	2019	$ Change
Net Loss Reconciliation
Net loss – as reported	$(13,898)	$(10,758)	$(3,140)

Adjustments
Depreciation expense	92	93	(1)
Other financial (income) expenses, net	(339)	33	(372)

EBITDA	(14,145)	(10,632)	(3,513)

Stock-based compensation expenses	7,178	1,310	5,868

Non-GAAP adjusted loss	$(6,967)	$(9,322)	$2,355

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of June 30, 2020, we had approximately $13,182 in cash and cash equivalents compared to $20,395 at December 31, 2019.

We have experienced cumulative losses of $126,104 from inception (August 11, 2011) through June 30, 2020 and have a stockholders’ equity of $12,226 on June 30, 2020. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next 12 months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $96,426 as of June 30, 2020.

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

On November 27, 2019, we entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of 8,361 shares of newly designated Series A Convertible Preferred Stock and an aggregate of 5,200 shares of newly designated Series A-1 Convertible Preferred Stock, at a purchase price of $1,000 for each share of Series A Preferred Stock and Series A-1 Preferred Stock, for aggregate gross proceeds to the Company of $13,561. The initial conversion price for the Series A and Series A-1 Convertible Preferred Stock to Common Stock is $4.05. The initial closing of the offering took place on November 27, 2019. The Series A and Series A-1 Convertible Preferred Stock issued are convertible into up to 3,349,567 shares of Common Stock. On December 3, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,915 shares of newly designated Series A-2 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $1,915. The initial conversion price for the Series A-2 Convertible Preferred Stock to Common Stock is $4.28. The Series A-2 Convertible Preferred Stock issued are convertible into up to 448,110 shares of Common Stock. On December 4, 2019, we into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 3,808 shares of newly designated Series A-3 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $3,808.The initial conversion price for the Series A-3 Convertible Preferred Stock to Common Stock is $4.98. The Series A-3 Convertible Preferred Stock issued are convertible into up to 765,408 shares of Common Stock. On December 5, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 745 shares of newly designated Series A-4 Convertible Preferred Stock, at a purchase price of $1,000 for each share, for aggregate gross proceeds to the Company of $745.The initial conversion price for the Series A-4 Convertible Preferred Stock to Common Stock is $5.90. The Series A-4 Convertible Preferred Stock issued are convertible into up to 126,650 shares of Common Stock. On December 19, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,346 shares of newly designated Series A-3 Convertible Preferred Stock, at a purchase price of $100 for each share, for aggregate gross proceeds to the Company of $1,346. The initial conversion price for the Series A-3 Convertible Preferred Stock to Common Stock is $4.98. The Series A-3 Convertible Preferred Stock issued are convertible into up to 270,546 shares of Common Stock. The total aggregate gross proceeds of the offering described above, together with gross proceeds from the closing of the offering of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and Series A-4 Convertible Preferred Stock was $21,375, and the total amount of Common Stock issuable upon conversion of all the shares of Convertible Preferred Stock is up to 4,960,281 shares of Common Stock. As of August 7, 2020, certain Convertible Preferred Stock holders converted 4,602 shares of various classes of the Company’s A Preferred Stock to 1,047,660 shares of Common Stock.

On July 28, 2020, we entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of (i) 2,969,266 shares of our common stock, at a purchase price of $7.47 per Share, and (ii) pre-funded warrants to purchase 824,689 shares of common stock, at a purchase price of $7.4699 per Pre-Funded Warrant. In addition, on July 30, 2020, we entered into a subscription agreement with an accredited investor for the purchase of 31,486 shares of our common stock at a purchase price per share of $7.94 per Share. The aggregate gross proceeds were approximately $28,591.

Management believes that the proceeds from the recent subscription agreement combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, the Company has resolved to remove the going concern note from its financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2020	2019
	$	$
Cash used in operating activities:	(7,184)	(9,491)
Cash used in investing activities:	(43)	(72)
Cash provided by financing activities:	-	6,558
	(7,227)	(3,005)

Net cash used in operating activities

Net cash used in operating activities was $7,184 for the six months ended June 30, 2020 a decrease of 24% compared to $9,491 used in operations for the same period in 2019. Cash used in operations decreased mainly due to the decrease in our digital marketing expenses.

Net cash used in investing activities

Net cash used for investing activities was $43 for the six months ended June 30, 2020, a decrease of 40% compared to cash derived from investing activities of $72 for the same period in 2019. Cash used for investing activities decreased mainly due to the decrease in purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2020, a decrease of 100% compared to $6,558 for the same period in 2019. This decrease was due to no funds being raised during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on guidelines provided by the Israeli Government, employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. In that regard, and in compliance with all applicable Israeli rules and guidelines, our offices have remained closed since the middle of March 2020, and all of our employees currently work remotely. In addition, COVID-19 infection of our workforce could result in a temporary disruption in our business activities, including manufacturing, and other functions. The scope of the COVID-19 pandemic is constantly evolving and government responses to it, including in the United States and in Israel, continue to change. Such changes including the openings and closings of a variety businesses, as well as restrictions on air travel.

In addition, we have continued to carefully monitor the COVID-19 pandemic and its impact on our business. In that regard, we have continued to sell our DarioTM Blood Sugar Monitor and have not experienced disruptions in our supply chains. With respect to our DTx platform, we have observed that some of our business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, we have also seen an increase in interest from other business-to-business prospective partners in our DTx platform, as certain parties are seeking tele-health products.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2020, we issued an aggregate of 34,332 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

In July 2020, we entered into Exchange Agreements with certain warrant holders who were issued warrants to purchase shares of common stock in September 2018. Pursuant to the terms of the exchange agreements, the warrant holders agreed to surrender their warrants to purchase an aggregate of 75,559 shares of common stock for cancellation and received, as consideration for such cancellation, an aggregate of 52,891 restricted shares of common stock. The securities issued pursuant to the foregoing are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and/or Regulation S and/or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering and the warrant holders are accredited investors.

Item 6. Exhibits.

No.	Description of Exhibit
4.1*	Form of Warrant Exchange Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2020		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)