Form 10-Q
period 2020-09-30
DarioHealth Corp.
filed 2020-11-12
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 8,114,360 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2020

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2020	2019
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,907	$20,395
Short-term restricted bank deposits	179	191
Trade receivables	543	672
Inventories	1,572	1,414
Other accounts receivable and prepaid expenses	629	267

Total current assets	39,830	22,939

NON-CURRENT ASSETS:
Deposits	20	17
Operating lease right of use assets	541	765
Long-term assets	176	200
Property and equipment, net	577	648

Total non-current assets	1,314	1,630

Total assets	$41,144	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2020	2019
	Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$1,999	$1,656
Deferred revenues	1,285	1,223
Operating lease liabilities	285	317
Other accounts payable and accrued expenses	2,283	2,024

Total current liabilities	5,852	5,220

OPERATING LEASE LIABILITIES	258	455

STOCKHOLDERS' EQUITY
Common Stock of $0.0001 par value – Authorized: 160,000,000 shares at September 30, 2020 (unaudited) and December 31, 2019; Issued and Outstanding: 7,892,308 and 2,235,649 shares at September 30, 2020 (unaudited) and December 31, 2019, respectively **)	*)-	*)-
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2020 (unaudited) and December 31, 2019; Issued and Outstanding: 15,879 and 21,375 shares at September 30, 2020 (unaudited) and December 31, 2019, respectively	*)-	*)-
Additional paid-in capital	168,618	129,039
Accumulated deficit	(133,584)	(110,145)

Total stockholders' equity	35,034	18,894

Total liabilities and stockholders' equity	$41,144	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected a 1-for 20 reverse stock split (the “Reverse Stock Split”), see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Revenues	$2,042	$1,868	$5,496	$5,761
Cost of revenues	1,493	995	3,532	4,004

Gross profit	549	873	1,964	1,757

Operating expenses:
Research and development	$954	$859	$3,010	$2,852
Sales and marketing	3,635	1,865	10,334	8,804
General and administrative	2,562	948	9,459	3,625

Total operating expenses	7,151	3,672	22,803	15,281

Operating loss	(6,602)	(2,799)	(20,839)	(13,524)

Total financial expenses (income), net	(52)	6	(391)	39
				-
Net loss	$(6,550)	$(2,805)	$(20,448)	$(13,563)

Deemed dividend	$930	$-	$2,991	$-

Net loss attributable to holders of Common Stock	$(7,480)	$(2,805)	$(23,439)	$(13,563)

Net loss per Common Stock:

Basic and diluted net loss per Common Stock	$(0.71)	$(1.11)	$(2.95)	$(5.52)
Weighted average number of shares of Common Stock used in computing basic and diluted net loss per Common Stock**)	7,328,420	2,536,513	4,856,115	2,455,092

The accompanying notes are an integral part of the consolidated financial statements.

**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

	Common Stock **)			Preferred Stock			Additional paid-in	Accumulated	Total stockholders’
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2020	2,235,649	$	*)-	21,375	$	*)-	$129,039	$(110,145)	$18,894

Payment for executives and directors under Stock for Salary Program	46,678		*)-	-		-	274	-	274
Issuance of Common Stock to directors and employees	654,642		*)-	-		-	4,076	-	4,076
Issuance of Common Stock to consultants and service provider	66,905		*)-	-		-	360	-	360
Conversion of Preferred Stock to Common Stock	2,160		*)-	(12)		*)-	-	-	-
Deemed dividend related to warrants exchange	97,536		*)-	-		-	376	(376)	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	899	(899)	-
Issuance of Warrants to service providers	-		-	-		-	1,131	-	1,131
Stock-based compensation	-		-	-		-	583	-	583
Net loss	-		-	-		-	-	(9,892)	(9,892)

Balance as of March 31, 2020 (unaudited)	3,103,570	$	*)-	21,363	$	*)-	$136,738	$(121,312)	$15,426

Payment for executives and directors under Stock for Salary Program	37,504		*)-	-		-	141	-	141
Issuance of Common Stock to directors and employees	4,638		*)-	-		-	17	-	17
Issuance of Common Stock to consultants and service provider	36,249		*)-	-		-	180	-	180
Conversion of Preferred Stock to Common Stock	917,130		*)-	(3,965)		*)-	-	-	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	786	(786)	-
Issuance of Warrants to service providers	-		-	-		-	150	-	150
Stock-based compensation	-		-	-		-	318	-	318
Net loss	-		-	-		-	-	(4,006)	(4,006)

Balance as of June 30, 2020 (unaudited)	4,099,091	$	*)-	17,398	$	*)-	$138,330	$(126,104)	$12,226
Payment for executives and directors under Stock for Salary Program	38,771		*)-	-		-	193	-	193
Exercise of Agent Warrants	144,053		*)-	-		-	-	-	-
Exercise of repriced Warrants	88,889		*)-	-		-	1,088	-	1,088
Issuance of Common Stock to directors and employees	52,936		*)-	-		-	670	-	670
Issuance of Common Stock to consultants and service provider	58,458		*)-	-		-	531	-	531
Conversion of Preferred Stock to Common Stock	345,577		*)-	(1,519)		*)-	-	-	-
Deemed dividend related to warrants exchange	63,781		*)-	-		-	223	(223)	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	707	(707)	-
Issuance of Warrants to service providers	-		-	-		-	90	-	90
Issuance of Common Stock, net of issuance cost	3,000,752		*)-	-		-	26,460	-	26,460
Stock-based compensation	-		-	-		-	326	-	326
Net loss	-		-	-		-	-	(6,550)	(6,550)

Balance as of September 30, 2020 (unaudited)	7,892,308	$	*)-	15,879	$	*)-	$168,618	$(133,584)	$35,034

The accompanying notes are an integral part of the consolidated financial statements.

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF STOCKHOLDERS' EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock **)			Preferred Stock		paid-in	Accumulated	stockholders’
	Number	Amount		Number	Amount	capital	deficit	equity
Balance as of January 1, 2019	1,831,746	$	*)-	-	$-	$98,179	$(89,254)	$8,925

Payment for executives and directors under Stock for Salary Program	10,678		*)-	-	-	210	-	210
Stock-based compensation	-		-	-	-	106	-	106
Net loss	-		-	-	-	-	(5,376)	(5,376)

Balance as of March 31, 2019 (unaudited)	1,842,424	$	*)-	-	$-	$98,495	$(94,630)	3,865

Payment for executives under Stock for Salary Program	7,133		*)-	-	-	141	-	141
Exercise of Options	406		*)-	-	-	*)-	-	*)-
Public Offering	242,768		*)-	-	-	6,558	-	6,558
Issuance of Common Stock to directors and employees	51,613		*)-	-	-	795	-	795
Stock-based compensation	-		-	-	-	117	-	117
Net loss	-		-	-	-	-	(5,382)	(5,382)

Balance as of June 30, 2019 (unaudited)	2,144,344	$	*)-	-	$-	$106,106	$(100,012)	$6,094

Payment for executives under Stock for Salary Program	37,101		*)-	-	-	445	-	445
Issuance of Common Stock to consultants and service provider	4,128		*)-	-	-	55	-	55
Stock-based compensation	-		-	-	-	118	-	118
Net loss	-		-	-	-	-	(2,805)	(2,805)

Balance as of September 30, 2019 (unaudited)	2,185,573	$	*)-	-	$-	$106,724	$(102,817)	$3,907

The accompanying notes are an integral part of the consolidated financial statements.

*)	Represents an amount lower than $1.
**)	On November 18, 2019, the company affected the Reverse Stock Split, see note 1f.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2020	2019
	Unaudited
Cash flows from operating activities:
Net loss	$(20,448)	$(13,563)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants, and service providers	8,988	1,928
Depreciation	140	138
Change in operating lease right of use assets	224	160
Decrease (increase) in trade receivables	129	(351)
Decrease (increase) in accounts receivables and prepaid expenses and long-term assets	(338)	199
Increase in inventories	(158)	(96)
Increase (decrease) in trade payables	343	(1,168)
Increase (decrease) in other accounts payable and accrued expenses	311	(580)
Increase in deferred revenues	62	575
Change in operating lease liabilities	(229)	(115)

Net cash used in operating activities	(10,976)	(12,873)

Cash flows from investing activities:
Investment in deposit	(4)	(8)
Purchase of property and equipment	(69)	(79)

Net cash used in investing activities	(73)	(87)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, warrants and warrant exercises, net of issuance costs	27,548	6,558

Net cash provided by financing activities	27,548	6,558

Increase (decrease) in cash, cash equivalents and short-term restricted bank deposits	16,499	(6,402)
Cash, cash equivalents and short-term restricted bank deposits at beginning of the period	20,535	11,126

Cash, cash equivalents and short-term restricted bank deposits at end of the period	$37,034	$4,724

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

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (the “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

c.	During the nine months ended September 30, 2020, the Company incurred operating losses and negative cash flows from operating activities amounting to $20,839 and $10,976, respectively. On September 30, 2020, we had $36,907 in available cash and cash equivalent. On July 28, 2020, the Company entered into subscription agreements with accredited investors relating to an offering of its common stock and pre-funded warrants, resulting in aggregate gross proceeds of approximately $28,591 ($26,460 net of issuance expenses). Management believes that the proceeds from the recent subscription agreement and the cash proceeds from warrant exercises, combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

d.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

e.	On March 4, 2016, the Company's Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively.

f.	On November 18, 2019, the Company affected a 1-for-20 reverse stock split (referred to herein as the “Reverse Stock Split”) of its Common Stock. No fractional shares were issued, and no cash or other consideration were paid as a result of the Reverse Stock Split. Instead, the Company issued one additional whole share of the post-Reverse Stock Split Common Stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The amount of authorized Common Stock was not affected. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this Reverse Stock Split for all periods presented.

g.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and have not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial and operational results, it could be material.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -	SIGNIFICANT ACCOUNTING POLICIES

a.	The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 are applied consistently in these unaudited interim consolidated financial statements.

b.	Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	September 30,	September 30,
	2020	2019
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$36,907	$4,585
Short-term restricted bank deposits, as reported on the balance sheets	127	139

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$37,034	$4,724

c.	Recently issued accounting pronouncements, not yet adopted:

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

The accompanying unaudited interim consolidated financial statements as of September 30, 2020, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2020, and the Company's consolidated results of operations and the Company's consolidated cash flows for the three and nine months ended September 30, 2020. Results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -	INVENTORIES

	September 30,	December 31,
	2020	2019
	Unaudited
Raw materials	$626	$536
Finished products	946	878

	$1,572	$1,414

During the nine month period ended September 30, 2020, and the year ended December 31, 2019, total inventory write-off expenses amounted to $70 and $62, respectively.

NOTE 5: -	REVENUE

The following tables represent the Company’s total revenues for the three and nine months ended September 30, 2020 and 2019 by product type:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Products	$1,556	$1,244	$4,052	$4,315
Services	486	624	1,444	1,446

	2,042	1,868	5,496	5,761

Consolidated revenues by category type are as follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Consumer Products and other revenues	$1,257	$1,135	$3,224	$3,686
Membership services	785	733	2,272	2,075

	2,042	1,868	5,496	5,761

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -	REVENUE (Cont.)

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2020:

Balance, beginning of the period	$1,223
New performance obligations	2,394
Reclassification to revenue as a result of satisfying performance obligations	(2,332)
Balance, end of the period	$1,285

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

a.

During January, April and July 2020, an aggregate of 122,953 shares of Common Stock were issued to certain members of the Board of Directors, officers and employees of the Company as consideration for a reduction in, or waiver, of cash salary, bonuses or fees owed to such individuals. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In addition, the Company granted 5,034 shares to directors upon departure from the Board of Directors.

In January 2020, the Board of Directors authorized the Company to issue warrants to purchase up to 13,750, and 250,000 shares of Common Stock, to certain consultants of the Company, at a purchase price of $12.00 and $6.56, respectively. As such, the Company recorded a warrant compensation expense for service providers in the amount of $1,131.

In January and March 2020, the Compensation Committee of the Board of Directors approved an inducement grant of a non-qualified stock option award to purchase 140,000 shares of the Company’s Common Stock, as well as an additional inducement grant consisting of a non-qualified performance-based stock option award to purchase an additional 90,000 shares of the Company’s Common Stock outside of the Company’s 2012 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its President and General Manager of North America and of its Chief Medical Officer.

During January, March, May, August and September 2020, the Board of Directors approved the grant of 110,250 shares of Common Stock and fully vested options to purchase 5,540 shares of Common Stock to certain consultants of the Company, a portion of which were made in lieu of cash owed to such consultants. The options were issued under the 2012 Plan.

During February, March, May, August and September 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 707,182 shares to directors, officers, employees and consultants of the Company, and the grant of 539,491 options to employees, directors and consultants of the Company, at exercise prices between $6.35 and $18.68 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a six-year term and were issued under the 2012 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the nine months ended September 30, 2020, a total of 12,362 restricted shares of the Company’s Common Stock were issued to certain service providers under this approval.

In April 2020, the Audit and Compensation Committee of the Board of Directors approved monthly grants of 1,500 shares of the Company’s Common Stock, of which 639 shares shall be issued to a board member under the 2012 Plan, and 861 restricted shares to certain service providers to be granted monthly during the 12 month period that the certain consulting agreement with said service providers is in effect. During the nine month period ended September 30, 2020, a total of 9,000 shares of the Company’s Common Stock were issued under the said approval of which 3,834 shares were issued to a board member under the 2012 plan and 5,166 restricted shares were issued to certain service providers.

In May 2020, the Compensation Committee of the Board of Directors authorized the Company to issue, in several installments, 45,000 shares and warrants to purchase 110,000 shares of Common Stock, to certain consultants of the Company, of which warrants to purchase 60,000 shares of Common Stock are vesting over a 12 month period. The warrants exercise prices are between $6.39 and $10.00 per share. During the nine-month period ended September 30, 2020, a total of 30,000 shares and warrants to purchase 90,000 shares were issued under the said approval. As such, the Company recorded a shares and warrants compensation expense for service providers in the amount of $384.

b.	In January 2020, the Company entered into exchange agreements (each an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase up to an aggregate of 139,336 shares of Common Stock in September 2018. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender such warrants for cancellation and received, as consideration for the cancellation of such 2018 warrants, an aggregate of 97,536 restricted shares of Common Stock, thereby creating a benefit to these warrant holders. As such the Company recorded a deemed dividend in the amount of $376.

c.	On February 5, 2020, the Company’s stockholders approved an amendment to the 2012 Plan to increase the number of shares authorized for issuance under the 2012 Plan by 1,350,000 shares, from 618,650 to 1,968,650.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

d.	In March 2020, the Board of Directors authorized the Company to issue warrants to purchase up to 500,000 shares of Common Stock to a business partner of the Company, subject to certain thresholds criteria, at a purchase price of $5.94.

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

During the nine months ended September 30, 2020 5,496 of certain Series A Convertible Preferred Stock were converted into 1,264,867 shares of Common Stock.

Pursuant to the placement agency agreement executed by and between the Company and the registered broker dealer retained to act as the Company’s exclusive placement agent (the “Placement Agent”) for the offering of the Series A Preferred Stock, the Company paid the Placement Agent an aggregate cash fee of $1,788, non-accountable expense allowance of $641 and was required to issue to the Placement Agent or its designees warrants to purchase 719,243 shares of Common Stock at an exercise price ranging from $4.05 to $5.90 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period of five years from the date of the final closing of the Series A Preferred Stock Offering.

During the nine months ended September 30, 2020, 194,940 Placement Agent Warrants that were issued in December 2019 were exercised into 144,053 shares of Common Stock.

f.

The Series A Convertible Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Convertible Preferred with respect to the Series A Convertible Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as a deemed dividend during the three and nine months ended September 30, 2020 in a total amount of $707 and $2,392, respectively.

g.	In July 2020, the Company entered into exchange agreements (each an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase up to an aggregate of 91,116 shares of Common Stock in September 2018 (the “2018 Warrants”). Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender such warrants for cancellation and receive, as consideration for the cancellation of such 2018 Warrants, an aggregate of 63,781 restricted shares of Common Stock, thereby creating a benefit to these warrant holders. As such the Company recorded a deemed dividend in the amount of $223.

h.	On July 28, 2020, the Company entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of (i) 2,969,266 shares of the Company’s Common Stock, at a purchase price of $7.47 per Share, and (ii) pre-funded warrants to purchase 824,689 shares of Common Stock, at a purchase price of $7.4699 per Pre-Funded Warrant. In addition, on July 30, 2020, the Company entered into a subscription agreement with an accredited investor for the purchase of 31,486 shares of Common Stock at a purchase price per share of $7.94 per Share. The aggregate gross proceeds were approximately $28,591 ($26,460 net of issuance costs).

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

i.	In September 2020, the Company entered into an agreement with a certain warrant holder who was granted warrants to purchase up to an aggregate of 88,889 shares of Common Stock in September 2018. Warrants to purchase 88,889 shares of Common Stock were exercised into shares of Common Stock at an exercise price of $13.00 per share. The aggregate gross proceeds were approximately $1,156 ($1,088 net of issuance expenses costs).

g.	Stock option compensation:

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the nine-month period ended September 30, 2020, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
		$	Years	$
Options outstanding at beginning of year	148,080	68.56	4.41	192
Options granted	775,031	8.42
Options exercised	-	-
Options expired	(8,040)	33.24
Options forfeited	(22,024)	13.11

Options outstanding at period end (unaudited)	893,047	18.06	5.16	7,389

Options vested and expected to vest at period end (unaudited)	725,239	18.07	5.16	6,001

Exercisable at period end (unaudited)	140,074	69.33	3.87	1,060

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last day of the third quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount is impacted by the changes in the fair market value of the Common Stock.

As of September 30, 2020, the total amount of unrecognized stock-based compensation expense was approximately $3,294 which will be recognized over a weighted average period of 1.46 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended September 30,
	2020	2019
Volatility	94.0%-99.89%	85.07%-88.25%
Risk-free interest rate	0.19%-0.25%	1.42%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-4.5

The total compensation cost related to all of the Company's equity-based awards recognized during the nine-month period ended September 30, 2020, and 2019 was comprised as follows:

	Nine months ended September 30,
	2020	2019
	Unaudited
Cost of revenues	$24	$82
Research and development	591	198
Sales and marketing	2,267	231
General and administrative	6,106	1,417

Total stock-based compensation expenses	$8,988	$1,928

NOTE 8: -	FINANCIAL EXPENSES (INCOME), NET

	Nine months ended September 30,
	2020	2019
	Unaudited
Bank charges	$42	$19
Foreign currency adjustments (income) losses, net	(382)	20
Interest income	(51)	-

Total Financial expenses (income), net	(391)	39

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -	SUBSEQUENT EVENTS

a.	In April 2020, the Audit and Compensation Committee of the Board of Directors approved a monthly grant of 1,500 shares of the Company’s Common Stock to certain consultants. During the fourth quarter, the Company issued a total of 3,000 shares of the Company’s Common Stock, of which 1,238 shares were issued to a board member. The shares were issued under the 2012 Plan.

b.	In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the fourth quarter, the Company issued a total of 2,390 restricted shares of the Company’s Common Stock.

c.	In October 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of 75,604 shares to consultants of the Company, and the grant of 84,000 options to employees and a consultant of the Company, at exercise prices between $12.67 and $16.124 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a six-year term and were issued under the 2012 Plan.

d.	In October 2020, the Company’s stockholders approved the 2020 Equity Compensation Plan, and the immediate reservation of 900,000 shares under this Plan for the remainder of the 2020 fiscal year.

e.	In October, 2020, the Compensation Committee of the Board of Directors approved the grant of 41,526 shares of Common Stock to a director, officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals, and a grant of 10,000 shares of Common Stock to a director upon his departure from the Board of Directors. The shares were issued under the Company’s 2012 Plan.

f.	As of November 10, 2020, certain series A Convertible Preferred Stockholders converted 5,552 shares of various classes of the Company’s A Convertible Preferred Stock into 1,278,695 shares of Common Stock.

g.	As of November 10, 2020, 303,431 Placement Agent Warrants that were issued in December 2019 were exercised into 219,757 shares of Common Stock.

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

We are a leading global Digital Therapeutics, or DTx, company revolutionizing the way people manage their health across the chronic condition spectrum to live a better and healthier life. By delivering personalized evidence-based interventions that are driven by data, high-quality software, easy-to-use medical devices and coaching, we empower individuals to make healthy adjustments to their daily lifestyle choices in a personalized way and improve their overall health. Our cross-functional team operates at the intersection of life sciences, behavioral science and software technology to deliver highly engaging therapeutic interventions. The DarioTM Blood Sugar Monitor is among the most downloaded healthcare apps, with 4.9/5.0 stars from 13,000+ reviews on the Apple App Store as of October 2020. We are rapidly moving into new chronic conditions such as hypertension, using a performance-based approach to improve the health of users managing chronic disease.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2020, amounted to $2,042 and $5,496, respectively, compared to revenues of $1,868 and $5,761 during the three and nine months ended September 30, 2019, representing an increase of 9.3% and a decrease of 4.6%, respectively. The increase in revenues for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is due to an increase in our direct to consumer (“D2C”) revenues in the third quarter of 2020. The decrease in revenues for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly as a result of a decrease in our D2C revenues in the first quarter of 2020 compared to the first quarter of 2019.

Revenues were derived mainly from the sales of Dario’s components, including the Dario Blood Glucose Monitoring System itself and our membership offering through D2C acquisitions located mainly in the United States and Australia, through our on-line store and through distributors.

Cost of Revenues

During the three and nine months ended September 30, 2020, we recorded costs related to revenues in the amount of $1,493 and $3,532 respectively, compared to recorded costs related to revenues of $995 and $4,004 during the three and nine months ended September 30, 2019, representing an increase of 50% and a decrease of 11.8%, respectively. The increase in costs related to revenues in the three months ended September 30, 2020, compared to three months ended September 30, 2019, is mainly a result of an increase in the sale of our products during that period. The decrease in costs related to revenues in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly a result of an increase in revenues from our services as percentage of revenues and a decrease in production costs during the first nine months of 2020.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2020, amounted to $549 (26.9% of revenues) and $1,964 (35.7% of revenues), respectively, compared to $873 (46.7% of revenues) and $1,757 (30.5% of revenues) during the three and nine months ended September 30, 2019. The decrease in gross profit for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is mainly a result of an increase in revenues generated from our product sales during that period. The increase in gross profit for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly as a result of an increase in revenues generated from our membership offering and a corresponding decrease in product sales.

Research and Development Expenses

Our research and development expenses increased by $95, or 11.1% to $954 for the three months ended September 30, 2020, compared to $859 for the three months ended September 30, 2019, and increased by $158, or 5.5% to $3,010 for the nine months ended September 30, 2020 compared to $2,852 for the nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was mainly due to an increase in stock-based compensation and other research and development costs relating primarily to product development, partially offset by a decrease in expenses related to travel. The reason for the increase for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was mainly due to increases in payroll and stock-based compensation, partially offset by a decrease of other research and development costs relating primarily to product development. Our research and development expenses, excluding stock-based compensation and depreciation, for the three months ended September 30, 2020 were $803 compared to $766 for the three months ended September 30, 2019, an increase of $37. This increase was due to product development expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the nine months ended September 30, 2020, were $2,401 compared to $2,636 for the nine months ended September 30, 2019, a decrease of $235. This decrease is mainly the result of a reduction in product development expenses during the first six months of 2020 compared to the first six months of 2019.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario software application and related devices, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $1,770, or 94.9% to $3,635 for the three months ended September 30, 2020, compared to $1,865 for the three months ended September 30, 2019, and increased by $1,530, or 17.4% to $10,334 for the nine months ended September 30, 2020, compared to $8,804 for the nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was mainly due to an increase in digital marketing expenses, salaries, and stock-based compensation. The reason for the increase for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was mainly due to an increase in salaries and stock-based compensation partially offset by a decrease in digital marketing expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three months ended September 30, 2020 were $3,108 compared to $1,720 for the three months ended September 30, 2019, an increase of $1,388. This increase is a result of increase in salaries and digital marketing expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the nine months ended September 30, 2020 were $8,042 compared to $8,545 for the nine months ended September 30, 2019, a decrease of $503. This decrease is mainly the result of a reduction in our digital marketing activity partially offset by an increase in salaries.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario service offering, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $1,614, or 170% to $2,562 for the three months ended September 30, 2020, compared to $948 for the three months September 30, 2019, and increased by $5,834, or 161% to $9,459 for the nine months ended September 30, 2020, compared to $3,625 for the nine months ended September 30, 2019. The increases for the three months and the nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were mainly due to increases in our stock-based compensation, payroll, consulting and investors relations expenses. Our general and administrative expenses, excluding stock-based compensation and depreciation, for the three months ended September 30, 2020 were $1,415 compared to $576 for the three months ended September 30, 2019, an increase of $839. Our general and administrative expenses excluding stock-based compensation and depreciation for the nine months ended September 30, 2020 were $3,343 compared to $2,201 for the nine months ended September 30, 2019, an increase of $1,142. These increases resulted mainly from an increase in investor relations, insurance expenses, salaries, and other general and administrative expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial (Income) Expenses, net

Our financial income for the three months ended September 30, 2020, was $52, representing an increase of 967% compared to financial expenses of $6 for the three months ended September 30, 2019. Our financial income for the nine months ended September 30, 2020, was $391, representing an increase of 1,102%, compared to finance expenses $39 for the nine months ended September 30, 2019. The increase in financial income for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, are mainly attributable to income from translation differences in foreign currency.

Financial (income) expenses include mainly bank charges, interest income, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $3,745, or 133.5%, to $6,550 for the three months ended September 30, 2020, compared to a net loss of $2,805 for the three months ended September 30, 2019, and increased by $6,885, or 50.8%, to $20,448 for the nine months ended September 30, 2020, compared to $13,563 for the nine months ended September 30, 2019.

Non-GAAP Financial Measures

The factors described above resulted in net loss of $20,448 and $13,563 for the nine months ended September 30, 2020, and 2019, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30, (in thousands)
	2020	2019	$ Change
Net Loss Reconciliation
Net loss – as reported	$(6,550)	$(2,805)	$(3,745)

Adjustments
Depreciation expense	48	45	3
Other financial (income) expenses, net	(52)	6	(58)

EBITDA	(6,554)	(2,754)	(3,800)

Stock-based compensation expenses	1,810	618	1,192

Non-GAAP adjusted loss	$(4,744)	$(2,136)	$(2,608)

	Nine Months Ended September 30, (in thousands)
	2020	2019	$ Change
Net Loss Reconciliation
Net loss – as reported	$(20,448)	$(13,563)	$(6,885)

Adjustments
Depreciation expense	140	138	2
Other financial (income) expenses, net	(391)	39	(430)

EBITDA	(20,699)	(13,386)	(7,313)

Stock-based compensation expenses	8,988	1,928	7,060

Non-GAAP adjusted loss	$(11,711)	$(11,458)	$(253)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of September 30, 2020, we had approximately $36,907 in cash and cash equivalents compared to $20,395 at December 31, 2019.

We have experienced cumulative losses of $133,584 from inception (August 11, 2011) through September 30, 2020 and have a stockholders’ equity of $35,034 on September 30, 2020. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next 12 months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, and the exercise of existing warrants, receiving aggregate net proceeds totaling $123,974 as of September 30, 2020.

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

On November 27, 2019, we entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of 8,361 shares of newly designated Series A Convertible Preferred Stock and an aggregate of 5,200 shares of newly designated Series A-1 Convertible Preferred Stock, at a purchase price of $1 for each share of Series A Preferred Stock and Series A-1 Preferred Stock, for aggregate gross proceeds to the Company of $13,561. The initial conversion price for the Series A and Series A-1 Convertible Preferred Stock to Common Stock is $4.05. The initial closing of the offering took place on November 27, 2019. The Series A and Series A-1 Convertible Preferred Stock issued are convertible into up to 3,349,567 shares of Common Stock. On December 3, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,915 shares of newly designated Series A-2 Convertible Preferred Stock, at a purchase price of $1 for each share, for aggregate gross proceeds to the Company of $1,915. The initial conversion price for the Series A-2 Convertible Preferred Stock to Common Stock is $4.28. The Series A-2 Convertible Preferred Stock issued are convertible into up to 448,110 shares of Common Stock. On December 4, 2019, we into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 3,808 shares of newly designated Series A-3 Convertible Preferred Stock, at a purchase price of $1 for each share, for aggregate gross proceeds to the Company of $3,808. The initial conversion price for the Series A-3 Convertible Preferred Stock to Common Stock is $4.98. The Series A-3 Convertible Preferred Stock issued are convertible into up to 765,408 shares of Common Stock. On December 5, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 745 shares of newly designated Series A-4 Convertible Preferred Stock, at a purchase price of $1 for each share, for aggregate gross proceeds to the Company of $745.The initial conversion price for the Series A-4 Convertible Preferred Stock to Common Stock is $5.90. The Series A-4 Convertible Preferred Stock issued are convertible into up to 126,650 shares of Common Stock. On December 19, 2019, we entered into subscription agreements with accredited investors relating to an offering and the sale of an aggregate of 1,346 shares of newly designated Series A-3 Convertible Preferred Stock, at a purchase price of $1 for each share, for aggregate gross proceeds to the Company of $1,346. The initial conversion price for the Series A-3 Convertible Preferred Stock to Common Stock is $4.98. The Series A-3 Convertible Preferred Stock issued are convertible into up to 270,546 shares of Common Stock. The total aggregate gross proceeds of the offering described above, together with gross proceeds from the closing of the offering of Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible Preferred Stock and Series A-4 Convertible Preferred Stock was $21,375, and the total amount of Common Stock issuable upon conversion of all the shares of Convertible Preferred Stock is up to 4,960,281 shares of Common Stock. As of November 10, 2020, certain Convertible Preferred Stockholders converted 5,552 shares of various classes of the Company’s A Preferred Stock to 1,278,695 shares of Common Stock.

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

In September 2020, we and an existing warrant holder entered into an agreement pursuant to which we agreed to lower the exercise price of certain warrants from $25 to $13.00 per share, issued in September 2018. As a result, the warrant holder exercised warrants to purchase 88,889 shares of our common stock resulting in aggregate e gross proceeds of approximately $1,156.

Management believes that the proceeds from the recent private placement combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, the Company has resolved to remove the going concern note from its financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

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

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario, DarioEngage and Dario Intelligence, (3) expenses which will be required in order to expand manufacturing of our products, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially distribute our products and services in the jurisdictions and in the timeframes, we expect.

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2020	2019
	$	$
Cash used in operating activities:	(10,976)	(12,873)
Cash used in investing activities:	(73)	(87)
Cash provided by financing activities:	27,548	6,558
	16,499	(6,402)

Net cash used in operating activities

Net cash used in operating activities was $10,976 for the nine months ended September 30, 2020 a decrease of 14.7% compared to $12,873 used in operations for the same period in 2019. Cash used in operations decreased mainly due to the decrease in our digital marketing expenses.

Net cash used in investing activities

Net cash used for investing activities was $73 for the nine months ended September 30, 2020, a decrease of 16.1% compared to cash derived from investing activities of $87 for the same period in 2019. Cash used for investing activities decreased mainly due to the decrease in purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $27,548 for the nine months ended September 30, 2020, an increase of 320% compared to $6,558 for the same period in 2019. This increase was due to funds raised during the three month ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2020, we issued an aggregate of 55,680 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 8, 2020).
10.1	Form of Subscription Agreement (incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 8, 2020).
10.2	Form of Registration Rights Agreement (incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 8, 2020).
10.3	Placement Agency Agreement by and between DarioHealth Corp. and Aegis Capital Corp. dated July 21, 2020 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 8, 2020).
10.4	Amendment No. 1 to Placement Agency Agreement by and between DarioHealth Corp. and Aegis Capital Corp. dated July 30, 2020 (incorporated by reference to the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on September 8, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2020		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)