Form 10-K
period 2020-12-31
DarioHealth Corp.
filed 2021-03-09
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-37704

DARIOHEALTH CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

142 W. 57th St., 8th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(646) 665-4667

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	DRIO	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	DRIOW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $26,029,228.

As of March 5, 2021, the registrant had outstanding 15,273,389 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;

●	our launch and market penetration plans;

●	the expected execution of agreements with various providers for our solution;

●	our ability to manufacture, market and generate sales of our medical devices, including Dario Blood Glucose monitor, Dario Blood Pressure monitor and Dario Weight Scale;

●	our ability to commercialize our membership programs, including our per member per month program for people with diabetes and hypertension, and our Business to Business to Consumer (“B2B2C”) services;

●	our ability to develop, launch and commercialize the Dario Loop;

●	our ability to maintain our relationships with key partners;

●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;

●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws; and

●	acceptance of our business model by investors.

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

All information in this Annual Report relating to shares or price per share reflects the 1-for-20 reverse stock split effected by us on November 18, 2019.

PART I

Item 1.	Business

Overview

We are a leading global Digital Therapeutics (“DTx”) company revolutionizing the way people manage their health across the chronic condition spectrum to live a better and healthier life. Our mission is to transform how affected individuals manage their health and chronic conditions by empowering our customers to easily manage their conditions and take steps to improve their overall health. Most chronic conditions are driven by personal behaviors and the individual actions that are or are not taken. We believe that changing these behaviors can dramatically improve our customers’ overall health and substantially reduce unnecessary health spending. However, behavioral change and habit formation are difficult, especially in managing chronic disease and related conditions. Our digital therapeutics endeavor to produce lasting behavior changes in our customers by applying a novel combination of artificial intelligence (“AI”)-driven dynamic personalization and behavioral science at scale. This allows us to engage and support our customers, and offer them a complete virtual care solution, ideally resulting in improved health outcomes and reduced total cost of care.

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. We began our sales in the direct-to-consumer space, solving first for what we deemed the most difficult problems: how to engage users and support behavior change to improve clinical outcomes in diabetes. Our most developed AI tools leverage the direct-to-consumer experience from over 150,000 members to drive superior engagement and outcomes. In early 2020, we broadened our solutions to include other medical conditions in addition to diabetes, and to serve business customers who seek to improve the health of their stakeholders. Presently, we have deployed solutions for diabetes, hypertension, and pre-diabetes, and through our acquisition of Upright Technologies Ltd. (“Upright”), we now offer solutions for musculoskeletal (“MSK”) conditions. We are currently delivering B2B2C solutions for providers, employers, and pharmaceutical companies, and we plan to develop a full-risk health plan business, which we expect will provide our AI driven, remote patient monitoring (“RPM”) and coaching for a variety of chronic conditions, across a range of customer product lines in 2021.

Upright Technologies Ltd., which we acquired in February 2021, is a leading digital MSK health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech. Upright has over 90,000 active users and its clinically validated solution is recommended by more than 500 clinics worldwide.

In-market first-generation digital health solutions offer static or nominal personalization at best, integrating signals to customize nudges or personalize communications in a manner that does not significantly adapt to changing user needs over time, while user journey’s, or experiences, remain fairly static. First generation solutions generally lack user experience benefit of insight from tens of thousands of direct-to-consumer engagements over years that adaptively personalize user journeys for high engagement and outcomes. These solutions are often described as “fingerprinted,” but while fingerprints don’t change over time, users do. As a result, any static or minimally dynamic approaches are not sufficiently customized to address user needs.

Market intelligence confirms that enterprise customers are frustrated by existing solutions with static user journeys, limited transparency, inability to integrate with existing technologies and workflows, low engagement and retention and challenges with flexible deployments. Some customers want a single solution for most-major chronic conditions, others wish to deploy piecemeal solutions or may have already invested in solutions for a portion of their populations. Health systems and health plans have invested significantly in their technology and digital strategy and require solutions that interoperate with their existing and planned deployments. First generation digital health solutions that have piloted with complex customers such as health plans have been forced to pivot their business strategies to employers and others owing to enrollment, integration, return on investment and reporting challenges. Our solutions are designed from the ground-up for integration, can be deployed for single or multiple conditions, deliver behavioral-science informed dynamically personalized and integrated user journeys, deliver clear returns on investment in required time horizons and allow for real-time granulated customer reporting.

Unlike other digital health solutions, we also personalize user experience beyond nudges. Healthcare journeys and pathways must be individualized, informed by behavioral science, and dynamically responsive to drive engagement and outcomes. Customized, dynamic user journeys are delivered by our AI-driven journey engine, the “Dario Loop” (formerly called Dario Intelligence), which personalizes user experience across a range of factors including timing, tone, channel, content, frequency, and intervention. We believe that our dynamic personalized approach ensures superior engagement and retention, reduced costs, and ultimately, improved user health. This is reflected in our user experience feedback, with an unparalleled 4.9 out of 5 stars across more than 15 thousand reviews in the Apple App Store, a best-in-class net promoter score of 76, and industry-leading, published improvements in clinical metrics such as estimated glucose monitoring (“HbA1c”), hypertension (“HTN”), pain and health-related quality of life.

Our Solutions

We offer a customized, user-centric, modular platform integrating digital therapeutics, coaching, devices, and care providers. Our suite of offerings includes Dario Tools, which are devices that integrate with applications on a user’s smartphone, DarioEngage, a population health management platform (“DarioEngage”), and the Dario Loop, our AI-driven journey engine.

Dario Tools

Our platform is designed for integration across a range of devices including partner devices. Our digital architecture and user experience can easily integrate with partnered devices such as continuous glucose monitor (“CGM”) and other remote patient monitoring devices. For example, we recently partnered with one of the “big 4” diabetes companies to integrate their meter as well in certain commercial deployments. Our native devices include:

•	All-in-one smart glucose meter

•	Bluetooth connected blood pressure cuff

•	Digital Scale

•	Upright MSK training device

Because of the widespread and growing use of smartphones and the evolution of user preferences, our primary device is the user’s smartphone. Our connected device strategy has been to develop or acquire devices when existing market requirements are not adequately met (for example, our smart glucometer and Upright’s MSK device), and to partner with best-in-class devices for the remaining applications (including, for example, our digital scale, blood pressure cuff, and CGM).

DarioEngage

Dario targets conditions for which behaviors drive a significant portion of the outcomes, and which conditions bear a substantial cost burden to our users. We combine our “Dario Tools” with our software, by which we offer RPM of their conditions and progress. Dario divides its solutions into metabolic and non-metabolic categories:

•	Metabolic conditions currently deployed include diabetes (primarily type I and type II), hypertension and obesity/pre-diabetes.

•	Non-Metabolic conditions currently deployed include MSK conditions.

We present our users with a digital center of excellence - a low friction integrated experience from contracting through onboarding, data exchange, enrollment, outcomes, and reporting. Regardless of which conditions or populations our customers select, and independent of whether they choose to deploy portions of their strategy through other partners, we present a unified application experience that simplifies deployments, creates market-leading transparency, and accelerates and broadens user engagement.

The Dario Loop

Users vary significantly in their interests and preferences, and unique user preferences also vary over time, insofar as optimal timing, tone, content, channel, frequency, and intervention required to produce sustained behavior change. Users interactions with devices, smartphones, coaches, providers, and third-party solutions must be personalized along these axes to ensure optimal engagement, retention, and outcomes. To engage and sustain user interest and participation, and to drive outcomes, platforms must be dynamically responsive. Because of a lack of responsiveness to these types of variances, many digital health platforms that achieve high initial engagement often fail to retain users over time.

Key to our ability to accommodate user behavioral changes is our mature AI-driven user journey engine, the “Dario Loop.” While several in-market solutions now integrate health signals across a range of categories to apply limited, nominal personalization, primarily in the form of nudges, our solution is informed by years of user experience data from over 150,000 users, enabling us to continually personalize and adapt user journeys over time. The Dario Loop journey engine drives our multichannel targeted outreach and enrollment campaigns, informs specific recommendations around a range of categories such as diet, physical activity, self-care, coaching interventions, and provider engagement, and evolves in real time in response to the data exhaust from a user’s interaction with the care ecosystem.

The Dario Loop combines complex behavioral science insights with data from tens of thousands of users over several years to recommend AI-driven initial and updated care journeys in response to a user’s engagement with the platform. Most digital health solutions consist primarily of tracking, content, and nudges. These are often perceived by users as non-rewarding work, and often do not feel relevant to their concerns, particularly as they evolve over time. We believe that current in-market solutions trivialize within person changes over time and do not appropriately respond to dynamically evolving interests of users. This results in reduced engagement and impaired outcomes. The Dario Loop adapts user journeys’ to drive engagement, retention, and clinical outcomes by optimizing timing, tone, channel, content, frequency and intervention to deliver dynamically personalized user journeys that are more likely to result in the behavior changes needed to drive improved outcomes across a range of conditions. As we partner with solutions in additional conditions or categories, we “loop them in” to our solution, enhancing the engagement and efficacy of these partnered solutions to deliver additional value to our users. The engine is designed for integration and scale; as we add populations and conditions for which behaviors are primary drivers of outcomes, our engine becomes more adept at customizing a user’s preferences and needs.

Our Growth Strategies

Add customers across a range of channels. Due to our unique ability to deploy flexibly and interoperability, and since we cover the range of chronic conditions of common concern to health plans, providers and employers, we are experiencing increased interest in our behavior change platform for chronic diseases. We have already engaged with several large providers and one fortune 500 company subsidiary, and are in late stage negotiations to enter contracts with several health plans on their fully insured businesses. We anticipate continued growth and demand in these channels as we acquire customers. Each additional contract not only increases revenues, but also the likelihood of attracting additional new customers as they recognize our solutions being adopted and trusted by peers and competitors.

Increase the eligible populations within customers. Initially, Dario’s solutions were deployed for type I and type II diabetes. Since that time, we have added HTN, MSK. Each new condition added increases our ability to cover larger portions of our customers’ populations, thereby reducing the need for our customers to engage multiple vendors, and reducing their costs as compared to the alternative of partnering with multiple solutions to cover the conditions and categories that we cover on one single platform.

Drive Engagement. Our business model is predominantly a subscription model, where we charge per user engaged on the platform. As our AI matures and as we deploy increasingly dynamic and adaptive personalization, we intend to engage a large portion of eligible populations, potentially driving increased revenue. A user is considered as an engaged user if (i) the user is measuring high blood glucose and/or blood pressure using our app and our connected devices, (ii) a user is interacting with our coach via one of the communication channels such as chat, SMS, email or phone call, or (iii) a user who is performing one of the following activities on his application such as: reading messages of articles sent to him over the app, setting or updating goal on his application, updating his profile, tagging meals, recording intake of drugs and other activities available on our application.

Optimize solutions for value. Our customers primarily engage for 3 key reasons: (1) the opportunity for cost savings; (2) our competitive advantage in breadth of conditions serviced and our AI technology; and (3) revenue opportunities from our digital center of excellence. Our pricing strategy is designed to deliver return on investment to our customers soon after engagement, and steadily over time. As we evolve our solutions to deliver increased value to our users, we can offer customers value-based pricing models that can lead to greater revenue.

Acquisitions and Partnerships. In early 2021, as part of our plan to expand our suite of offerings to provide a wider range of solutions to our potential customers, we acquired Upright, and we are now planning to deploy a comprehensive MSK virtual clinic in the second half of 2021.

Post-COVID Rebalancing: The COVID-19 pandemic has had a major impact on health. Our members and eligible members were disproportionately affected as researched showed that chronic condition comorbidities increased the risk of hospitalization and death from COVID-19. In 2020, telehealth and digital care spiked significantly, as health plans and providers sought to deliver solutions virtually. Across the industry, telehealth use spiked in 2020 and has since withdrawn some, albeit to still more than 50x pre-pandemic levels. However, telehealth as delivered today is not appreciably different from how it was delivered 30 years ago, with largely telephone only visits, and even where video is present, remote monitoring, real-time data and device integration remain mostly absent. Our customers and potential customers recognize the tremendous potential of building on the shift to telehealth with the evolution of more complete virtual care models as they see the limitations of pure telehealth-based care for chronic conditions.

Sales and Marketing

Our initial marketing efforts in the United States were focused on the early adopter users who have diabetes and who are paying out of pocket for their monitoring tools to manage their chronic condition, and we have concentrated our efforts in gaining market share and brand awareness through direct-to-consumer marketing efforts.

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

We also expect to collaborate with the medical community to showcase what we expect will be the Dario Smart Diabetes Management Solution’s clinical equivalence and usability superiority through DarioEngage and Dario Loop.

As part of transforming our offering from the direct-to-consumer market to the (B2B2C and payors market, in the beginning of 2020, we hired a President and General Manager for North America who is leading our sales and marketing organization in the United States aimed to offer our digital solution to health plans, employers, hospital, clinics, and remote patient monitoring centers. We expect this organization to grow as we enter into service agreements with such payors. In that regard, in 2020, we announced a variety of agreements expanding our sales in the B2B2C market including: (i) in January 2021, our announcement that we entered into an agreement to provide its digital therapeutics solution to eligible employees of a subsidiary of a U.S. based Fortune 500 technology and engineering company, which was obtained through our partnership with the Vitality Group (“Vitality”); (ii) in December 2020, we announced that we entered into an agreement to provide our RPM solution to Presbyterian Medical Services, one of the largest integrated healthcare systems in the State of New Mexico, effective January 1, 2021; (iii) in November 2020, we announced that we entered into an agreement to provide our digital therapeutics solution to eligible employees of a U.S.-based Fortune 500 technology company; (iv) in October 2020, we announced our inclusion in Vitality’s Gateway Flex offering, allowing our digital therapeutics platform to be marketed to Vitality's vast employer base that provides benefits solutions to 20 million people, (v) in September 2020, we announced our partnership with HMC Healthworks, that extends our reach into HMC's vast multi-employer client base through which HMC is currently managing more than one million members; (vi) in July 2020, we announced that we entered the U.K. RPM market through an agreement with Williams Medical, making our platform available to healthcare professionals throughout the U.K. and Ireland; and (vii) in June 2020, we announced two RPM agreements in the U.S., allowing healthcare providers to monitor patients between office visits while utilizing new CMS reimbursement codes, an added source of revenue.

Manufacturing

As we do not directly manufacture our products ourselves, we have supply agreements with manufacturers for the Dario Blood Glucose Monitoring System, glucose test strips, lancing devices, lancets, blood pressure monitor and weight scale.  We have arrangements in place with commercial-scale manufacturers for both the Dario Blood Glucose Monitoring System, for our test strips and the other devices. As a result of investments, we have made over the past several years, we own the specialized equipment used to manufacture Dario Blood Glucose Monitoring System.

During 2015, we commenced the manufacturing of our Dario Blood Glucose Monitoring System with a Chinese manufacturer as part of our efforts to further reduce manufacturing cost. At the beginning of 2016, we transitioned our manufacturing to a new Chinese manufacturer as part of our effort to increase our manufacturing capacity and improve cost savings.

Our primary product offering is primarily subscription based software and services which do not require manufacturing, and which are developed by us.

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

Published Clinical Data

Since 2017, we have conducted numerous real-world-data studies through analyzing the clinical data of our user’s utilizing the rapidly increasing database that is stored on our data cloud.

Several scientific studies were published by us between 2017 and through 2020 in leading diabetes conferences such as the ADA, AADE and ATTD.

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

An additional study evaluated on the potential improvement in glycemic variability in Type 2 diabetes over six months in patients monitoring with Dario Digital Diabetes Management System. Dario presented the study results at the Advance Technologies and Treatment for Diabetes (ATTD) conference in February 2019 in Berlin. We presented two additional studies outcomes at ADA 2019 conference.

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

In November 2020, we presented additional clinical study data at the Virtual Diabetes Technology Society (DTS) meeting. The presented data indicated the potential for a digital diabetes management solution to effect and sustain glycemic control improvements and demonstrated long term reduction of blood glucose average (eA1c) and glycemic variability in type 2 diabetes over two years. The system assists users through a variety of mechanisms including behavior modification in diabetes self-management and in long-term routines for self-care.

The Effect of a Digital Therapeutic Platform on Glycemic Control in Adults above Age 65 with Type 2 Diabetes.

Reduction of 13% blood glucose average in age group ≥65 (N=298) at six months by 13% sustained for 12 months.

Reduction of 38.1% in high readings ratio (>250 mg/dL) in the ≥65 age group at six months and by 41.5% at 12 months.

Method: A retrospective study of high-risk users (BG avg >180 mg/dL equivalent to e A1c 8.0) 2 with type 2 diabetes that measured their blood glucose using the Dario® platform database over two consecutive years was performed. The minimum engagement level for inclusion was at least two blood glucose measurements per day on average taken in Month 1 and Month 24. Actual blood glucose readings were taken by the Dario meter and loaded into the cloud database. These were evaluated for the blood glucose average (BGavg), estimated A1c (eA1c)values and glycemic variability (by Standard Deviation; SD) following 24 months compared to the first month (baseline).

Results: 368 high-risk, T2D active and engaged users for at least consecutive 2 years were identified and assessed for their risk-level and insulin usage. A group of 148 T2D, non-Insulin users that started with a blood glucose average (BG avg) >180 mg/dl (equivalent to eA1c>8.0) consistently reduced their BG avg by 18% on average and sustained these values (179±45 vs. 219±56 mg/dL) following 2 years on the Dario platform. Glycemic variability was reduced over two years by 20% on average (SD:45 vs. 56) .. Substantial reductions were observed for higher risk groups (insulin and non-insulin treated). The subset that started with average BG levels > 212 mg/dL (eA1c >9.0) and average BG levels >240 mg/dL (eA1c>10) reduced their average BG by 22.5% and 25.7% respectively on average over two years. The equivalent reductions in eA1c were 1.95% and 2.42%

In August 2020, we presented an additional clinical study at the Virtual Association of Diabetes Care & Education Specialists (ADCES) conference. The presented observational study data demonstrated better glycemic and blood pressure control. Patients using an integrated chronic disease management digital platform have the potential to improve user activation which may assist to better manage their blood glucose and blood pressure levels and sustain behavioral change.

Impact of Digital Management on Clinical Outcome in Patients with Chronic Conditions: Diabetes and Hypertension.

Hypertension: Increase in normal level % measurements from 6% to 12% while hypertension stage 2 measurements decreased from 53% to 45%. 70% of the users (243 out of 345) improved their blood pressure levels by 8.4 mmHg Systolic and 6.2 mmHg on average.

Glucose levels: A reduction of 33% in high readings (>250 mg/dL) and 67% in severe events (>400 mg/dL) was observed over six months.

Methods: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active users that measured both blood pressure and blood glucose for at least 3 months was observed. Blood pressure and blood glucose levels were evaluated. First month measuring on Dario platform was used as study baseline. Clinical outcomes examined were blood pressure values, percentage of blood pressure categories, average blood glucose (BGavg) and high blood glucose readings (>250 mg/dL, >400 mg/dL) ratios.

Results: A group of 345 active users started at baseline with Hypertension stage 1, 2 or hypertensive crisis levels and measured following 3 months was evaluated.

•	Blood pressure:
o	Normal levels increased from 6% to 12% and percentage of users with hypertension stage 2 decreased from 53% to 45%
o	70% of the users (243 out of 345) improved their blood pressure levels in 8.4 mmHg Systolic and 6.2 mmHg on average (Systolic 134.2±12 vs.142.6±14; Diastolic 89.9 ±11 vs.83.7 ±8.7)

•	Blood Glucose:
o	A group of 345 users measured with Dario their blood glucose in addition to blood pressure, 89% are type 2 and pre-diabetes - average age is 60.4.
o	For the group of 345 users a reduction of 33% (5.4% vs.8.0%) in high readings ratio (>250 mg/dL) and 67% (0.3%vs.0.9%) in severe events ratio (>400 mg/dL) was observed following six months on average.

A subset of 114 users with diabetes in higher risk started with BG average >160 mg/dL improved their average blood glucose by 14% (207±47 vs.177±50 mg/dL) following six months.

In June 2020, we presented two clinical studies at the ADA Virtual conference. The presented data from these studies showed:

•	The use of a digital diabetes platform resulted in a large population are consistent with previous studies and show the potential to promote behavior modification in users with T2D. The study demonstrated that digital management platforms may assist user to better control their blood glucose levels and sustain behavioral change. This observational data presented an improvement in high glycemia readings ratios, and an increase in prediabetes fasting blood glucose levels sustained over one year.

•	The additional study confirmed the potential of digital diabetes solutions to sustain glycemic achievements in users with type 2 diabetes over two years. The system may assist the users to experience an actual behavior modification in their diabetes self-management as well as in their long-term routine for self-care.

Users with type 2 diabetes using a digital platform experienced sustained improvement in blood glucose levels.

Method: A retrospective data evaluation (Q1:2018-2019) was performed on the Dario® data base. A population of active users (18 measurements per month with the Dario® System on average) with T2D, non-Insulin treated was evaluated over a full year. High blood glucose readings (180-400 mg/dL, >250 mg/dL), fasting readings (<126 mg/dL) and post-meal readings (<180mg/dL) ratios were assessed in their first month of use until the 12th month.

Results: For 9,200 users with T2D, non-Insulin users, the average ratio of high glycemia events (180-400 mg/dL) from entire set of measurements was reduced by 26% (18.62% vs. 23.43%) while readings of >250mg/dL were reduced by 33% (4.65% vs. 6.93%) over a year. Fasting measurements analysis revealed an increase of 16% in ratios of readings <126 mg/dL per entire set of fasting measurements (40.59% vs. 34.92%) on average. Post-meal readings ratio of <180 mg/dL per entire post-meal measurements increased by 5% (73.75% vs. 70.42%) on average over a year.

Estimated A1C Reduction in High-Risk Patients over Two Years of Using a Digital Diabetes Management Platform

Method: A retrospective data evaluation study was performed on high-risk users with type 2 diabetes that measured their blood glucose using Dario® platform database for two consecutive years. The study assessed BGavg, estimated A1c (eA1c) values and glycemic variability following 24 months compared to the first month (baseline).

Results: A group of 148 high-risk users with type 2 diabetes, non-Insulin treated was evaluated. Their BGavg was of >180mg/dL (eA1c>8.0) for users taking ∼2 blood glucose measurements per day in the first month and in the 24th month on average. Their BGavg was consistently reduced by 18% and sustained (179±45 vs. 219±56 mg/dL) and eA1c was reduced by 1.5 percentage points (9.26±1.3 vs. 7.86±1.8). Glycemic variability was reduced by 20% (SD: 45 vs. 56) at the end of 2 years. Additional analysis of 220 users with type 2 diabetes,147 started with eA1c >9.0% and 73 started with eA1c >10%, revealed substantial eA1c reduction of 2.0 percentage points (10.31 ± 1.8% vs. 8.36 ± 1.2%) and 2.4 percentage points (11.15 ± 1.2% vs. 8.73% ± 2.1%) from baseline after 2 years, respectively. Glycemic variability was reduced by 20% for both (SD: 55 vs. 69 and 59 vs. 74, respectively).

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

Competition

In recent years, a number of digitally supported solutions have emerged to manage diabetes and other chronic conditions. Competitors are developing new technologies rapidly and, in some cases, are also expanding to manage other chronic conditions. In this crowded field, our success is predicated on our flexibility to adapt to evolving customer requirements in digital health and superior execution in engagement, retention and clinical outcomes in a manner that delivers clear return on investment in required time-horizons and in complex, highly regulated business environments. We expect new entrants in the field and the emergence of novel technologies, as well as competition from larger technology platform players such as Amazon, Apple and Google. Dario’s competitors vary by intervention (devices, applications, coaching and analytics), by channel (health plan, pharma, provider, employer) and by condition (including, for example, diabetes, MSK, HTN, and others). Certain of our competitors offer this integrated approach in varying degrees, including, among others, Hinge Health, Inc., Livongo Health Inc. (acquired by Teladoc Health Inc.), Omada Health, Inc., Vida Health, Inc., Virta Health Corp., Informed Data Systems Inc. (OneDrop), Glooko, Inc., and OnDuo LLC. We believe that our competitors are comparatively disadvantaged along several axes:

●	Our competitors offer point solutions for a single condition (which model is unattractive to enterprise customers needing to manage multiple vendor relationships);

●	Our competitors fail to share member-level data or granular reporting with partners, which prevents these partners from leveraging their own assets to support care;

●	Competitor applications have limited or minimal levels of personalization, where communications (or “nudge”) from the application may be somewhat personalized, but actual user experiences are heavily templated, and not personalized or dynamic;

●	Competitor applications are supported only by short term outcome data, as compared to our studies which cover a 2-year period and offer 7 years of direct-to-consumer data;

●	Failure of any one of our competitors to successfully engage and retain a substantial portion of the base population, as none has the direct-to-consumer experience or data required, resulting in frustrated customers who cannot realize promised cost savings;

●	Customers of our competitors suffer an inadequate user experience, as evidenced by few app store reviews and low scores in Apple, Google and Amazon stores;

●	Our competitors offer medical device-oriented approaches with delayed product update cadences, rather than our more agile, software-driven approaches that push out new products every few weeks;

●	Our competitors have slowed their improvements in the area of clinical metrics (including, for example, blood pressure, HbA1c, and pain), which decreases the solution’s return on investment;

●	Our competitors often utilize cumbersome form factors and alternative connected devices, which are not easily portable or that otherwise require significant user effort for connectivity. By contrast, our diabetes solution, for example, utilizes lancets, strips and a dongle held in a lipstick-sized device that physically connects to a user’s phone and doesn’t require independent charging. As another example, our MSK device is small and easily attaches to body parts for convenient and easy use;

●	Our competitors’ applications experience limited interoperability and connectivity, such that they are unable to integrate with third party devices, electronic health records or partnered solutions; and

●	Our competitors have higher costs; our solutions are priced 30-50% lower than current comparable in-market solutions.

Employees

As of March 1, 2021, we had 127 full-time employees and 12 part-time employees. We have employment agreements with our five executive officers. See “Management – Employment Agreements.”

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Financial Position and Capital Requirements

●	Risks associated with our relatively new business;

●	our future capital needs and their potential impact on our existing stockholders;

●	our history of losses and stockholder’s inability to rely upon our historical operating performance;

Risks Related to Our Business

●	the acceptance of our products in the market and our exposure to market trends;

●	the impact of COVID-19 on our operations;

●	our risks of basing our business on the sale of our principal technology;

●	our reliance on manufacturers and distributors;

●	the impact of a failure of our digital marketing efforts;

●	our reliance on the Apple App Store and Google’s Android platform;

●	the risks associated with conducting business internationally;

●	potential errors in our business processes and product offerings;

●	our reliance on the performance of key members of our management team and our need to attract highly skilled personnel;

●	the integration of Upright’s business;

Risks Related to Product Development and Regulatory Approval

●	the expense and time required to obtain regulatory clearance of our products;

●	our limited clinical studies and the susceptibility to varying interpretations of such studies;

●	our ability to complete clinical trials;

●	the failure to comply with the FDA’s Quality System Regulation or any applicable state equivalent;

●	our reliance on third parties to conduct clinical trial work;

●	the impact of legislation and federal, state and foreign laws on our business, including protecting the confidentiality of patient health information;

●	the potential impact of product liability suits;

Risks Related to Our Intellectual Property

●	the risks relating to obtaining or maintaining our intellectual property;

●	potential litigation relating to the protection of our intellectual property;

●	our limited foreign intellectual property rights;

●	Our reliance on confidentiality agreements and the difficulty in enforcing such agreements;

Risks Related to Our Industry

●	the intense competition we face in the markets we operate;

●	our need to respond quickly to technological developments;

●	the risks relating to obtaining or maintaining our intellectual property;

●	the risks relating to third-party payors not providing for adequate coverage and reimbursement for our products;

Risks Related to Our Operations in Israel

●	the risks relating to the political, economic and military instability that may exist in Israel;

●	the potential for operations to be disrupted as a result of obligations of Israeli citizens to perform military service;

●	the difficulty in enforcing judgements against us or certain of our executive officers and directors;

Risks Related to the Ownership of Our Common Stock and Warrants

●	the ability for our officers, directors and founding stockholders to exert influence over our affairs;

●	the potential lack of liquidity, or volatility, of our common stock and warrants;

●	the impact of analysts not publishing research or reports about us;

●	the expense relating to our requirements as a U.S. public company;

●	the potential failure to maintain effective internal controls over financial reporting;

●	the existence of anti-takeover provisions in our charter documents and Delaware law; and

●	that we do not intend to pay dividends on our common stock.

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

Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in their initial revenue generating stages, particularly those in the medical device and mobile health fields. In particular, potential investors should consider that there is a significant risk that we will not be able to:

●	implement or execute our current business plan, or that our business plan is sound;

●	maintain our management team and the Company’s board of directors (the “Board of Directors”);

●	raise sufficient funds in the capital markets or otherwise to effectuate our business plan;

●	determine that our technologies that we have developed are commercially viable; and/or

●	attract, enter into or maintain contracts with, and retain customers.

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities through 2023.

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

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements and public offerings of common stock and have incurred losses in each year since inception including net losses of $29,445,000 and $17,736,000 in 2020 and 2019, respectively. Our accumulated deficit at December 31, 2020 was approximately $143,248,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario in additional European countries, and elsewhere and manufacture, market and sell Dario where approved. We may be unable to achieve any or all of these goals.

We may be subject to claims for rescission or damages in connection with certain sales of shares of our securities.

In March 2016, the Securities and Exchange Commission declared effective a registration statement that we filed to cover 66,667 shares 76,667 warrants to purchase common stock, 76,667 shares of common stock underlying such warrants, and underwriters’ warrants to purchase up to 7,172 shares of common stock. Sales of approximately 2,778 shares of common stock, approximately 12,778 shares of common stock underlying warrants and approximately 1,278 shares of common stock underlying underwriters’ warrants may not have been made in accordance with Section 5 of the Securities Act of 1933, as amended. Accordingly, the purchasers of those securities may have rescission rights or be entitled to damages. The amount of such liability, if any, is uncertain. In the event that we are required to make payments to investors as a result of these unregistered sales of securities, our liquidity could be negatively impacted.

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

Dario has been CE marked since 2013, enabling us to commercialize in 32 countries across Europe as well as in certain other countries worldwide. It was also approved by the regulatory authorities in Australia, New Zealand, Canada, Israel and South Africa, and most recently in December 2015, we received FDA clearance. As a result, we have a limited history of commercializing Dario and commenced selling Dario in the United States in 2016. We have limited experience engaging in commercial activities and limited established relationships with physicians and hospitals as well as third-party suppliers on whom we depend for the manufacture of our product. We are faced with the risk that the marketplace will not be receptive to Dario over competing products and that we will be unable to compete effectively. Factors that could affect our ability to establish Dario or any potential future product include:

●	the development of products or devices which could result in a shift of customer preferences away from our device and services and significantly decrease revenue;

●	the increased use of improved diabetes drugs that could encourage certain diabetics to test less often, resulting in less usage of a self-monitoring test device for certain types of diabetics;

●	the challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges, including interoperability with various electronic health records;

●	the significant number of current competitors in the BGMS market who have significantly greater brand recognition and more recognizable trademarks and who have established relationships with healthcare providers and payors; and

●	intense competition to attract acquisition targets, which may make it more difficult for us to acquire companies or technologies at an acceptable price or at all.

We cannot assure you that Dario or any future product will gain broad market acceptance. If the market for Dario or any future product fails to develop or develops more slowly than expected, or if any of the technology and standards supported by us do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

There is no assurance that our DarioEngage software platform will succeed or be adopted by healthcare providers.

Our product offering consists of our DarioEngage software platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications, and real-time alerts, trends and pattern analysis. We expect that the DarioEngage software platform may be leveraged by our potential partners, such as clinics, health care service providers, employers, and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. However, the success of our DarioEngage software platform will depend entirely on our potential partners’ adoption of the platform and we cannot assure you that our potential partners will do so, or, if adopted, that they will continue to use the platform continually and for an extended period of time. If we cannot encourage potential partners to utilize our DarioEngage software platform we may not succeed in marketing the product to our potential partners, the failure of which may materially and adversely affect our business and operating results.

A pandemic, epidemic or outbreak of an infectious disease in the United States, Israel or elsewhere may adversely affect our business.

A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations and financial condition. A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.

As a result of the COVID-19 pandemic, as near-term measures, we have transitioned many of our employees to remote working arrangements. The transition has had little impact on our employee productivity and has not caused any interruption to our business. Due to the uncertainty of COVID-19, we will continue to assess the situation, including abiding by any government-imposed restrictions, market by market.

As a result of the COVID-19 pandemic, many of our personnel are working remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that the pandemic and related disruptions continue, the impact of governmental regulations that might be imposed in response to the pandemic and overall changes in consumer behavior. Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. For example, Israel, federal and state governments in the United States, and various governments in Europe, continue to impose limitations on gatherings, social distancing measures and restrictions on movement, only allowing essential businesses to remain open. Such orders or restrictions have and are continuing to result in temporary store closures, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, any of which may negatively impact workforces, customers, consumer sentiment and the economies in many of our markets, and as a result, may adversely affect our operations.

At this point in time, there is significant uncertainty relating to the potential effect of COVID-19 on our business. As infections may continue to become more widespread, we could experience a severe negative impact on our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section.

We may not be successful in launching Dario Loop and even if we are successful in doing so, there is no assurance that we will be successful in marketing and/or selling our product in the marketplace.

We intend to launch our Dario Loop program, which will utilize a large amount of data collected on our servers to develop predictive models and artificial intelligence algorithms to meet the potential demand of intelligence-driven analytics that healthcare providers may be looking for to improve their services. However, the launch of Dario Loop will require significant financial and technical resources. There is no assurance that we will successfully develop or launch Dario Loop. Even if we are successful in doing so, there is no assurance that the marketplace will accept or adopt the usage of Dario Loop. If we cannot successfully develop Dario Loop, or encourage the use and adoption of Dario Loop by market participants, our business and operating results may be materially and adversely affected.

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

Dario is being designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that Dario will not meet anticipated customer requirements or desires. If we are required to redesign our products to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our products, develop new products or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially adversely affected, and our business might fail.

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

We do not own or operate manufacturing facilities for clinical or commercial production of the Dario Blood Glucose Monitoring System, and we lack the resources and the capability to manufacture the Dario Blood Glucose Monitoring System on a commercial scale. Therefore, we rely on a limited number of suppliers who manufacture and assemble certain components of the Dario Blood Glucose Monitoring System. Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

Our Dario Blood Glucose Monitoring System is currently designed to be plugged into the Lighting jack for Apple devices or the USB-C jack for other mobile devices. As a result, our products are subject to future technological changes to mobile devices that may occur in the future. If we are unable to modify our products to keep pace with such technological changes, it would have a material adverse effect the ability of our customers to use our products, which would materially harm our business.

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

Outside of the United States, we operate our business internationally, presently in Europe, Australia and Canada. The international operation of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

●	management, communication and integration problems resulting from cultural differences and geographic dispersion;

●	localization of products and services, including translation of foreign languages;

●	delivery, logistics and storage costs;

●	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

●	difficulties supporting international operations;

●	difficulties supporting customer services;

●	changes in economic and political conditions;

●	impact of trade protection measures;

●	complying with import or export licensing requirements;

●	exchange rate fluctuations;

●	competition from companies with international operations, including large international competitors and entrenched local companies;

●	potentially adverse tax consequences, including foreign tax systems and restrictions on the repatriation of earnings;

●	maintaining and servicing computer hardware in distant locations;

●	keeping current and complying with a wide variety of foreign laws and legal standards, including local labor laws;

●	securing or maintaining protection for our intellectual property; and

●	reduced or varied protection for intellectual property rights, including the ability to transfer such rights to third parties, in some countries.

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

In addition, we may utilize third-party technology or components in our products, and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could materially adversely impact our business.

Our future performance will depend on the continued engagement of key members of our management team.

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, Erez Raphael, our Chief Executive Officer and a member of our Board of Directors and Zvi Ben David, our Chief Financial Officer, Treasurer and Secretary, Dror Bacher, our Chief Operating Officer, and Richard Anderson, our President and General Manager for North America. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations, and prospects.

If we are not able to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we will compete. In addition, we will rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments would have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense and we cannot assure that we will be able to recruit and retain such personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

We may not generate the expected benefits of our recent acquisition of Upright, and the integration of Upright could disrupt our ongoing business, distract our management and increase our expenses.

Through our recent acquisitions of Upright, we expanded our product offering to include solutions for MSK conditions. We believe that the successful integration of Upright’s business into our operations is important for our future financial performance. This will require that we integrate more closely the companies’ product offerings and research and development capabilities, retain key employees, assimilate diverse corporate cultures, further integrate management information systems and consolidate the acquired operations, each of which could pose significant challenges. The difficulty of combining Upright with our company may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. The diversion of the attention of management created by the integration process, any disruptions or other difficulties encountered in the integration process, and unforeseen liabilities or unanticipated problems with the acquired businesses could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that these acquisitions will provide the benefits we expect or that we will be able to integrate and develop the operations of Upright successfully. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

We are also subject to numerous post-marketing regulatory requirements, which include labeling regulations and medical device reporting regulations, which may require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;

●	customer notification, or orders for repair, replacement or refunds;

●	voluntary or mandatory recall or seizure of our current or future products;

●	imposing operating restrictions, suspension or shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to Dario or future products;

●	rescinding 510(k) clearance or suspending or withdrawing pre-market approvals that have already been granted; and

●	criminal prosecution.

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

The completion of any future clinical trials for Dario or other trials that we may be required to undertake in the future could be delayed, suspended or terminated for several reasons, including:

●	our failure or inability to conduct the clinical trial in accordance with regulatory requirements;

●	sites participating in the trial may drop out of the trial, which may require us to engage new sites for an expansion of the number of sites that are permitted to be involved in the trial;

●	delays that we may experience in enrollment, or completion of certain trials, as a result of COVID-19;

●	patients may not enroll in, remain in or complete, the clinical trial at the rates we expect; and

●	clinical investigators may not perform our clinical trial on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices.

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

If we or our manufacturers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our operations could be interrupted, and our operating results could suffer.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The Bipartisan Budget Act of 2013, enacted on December 26, 2013, extends these cuts to 2023. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In December 2014, Congress passed an omnibus funding bill (the Consolidated and Further Continuing Appropriations Act, 2015) and a tax extenders bill, both of which may negatively impact coverage and reimbursement of healthcare items and services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. For example, former U.S. President Donald Trump publicly indicated an intent to lower healthcare costs through various potential initiatives. In addition, former President Trump and other U.S. lawmakers have made statements about potentially repealing and/or replacing the Affordable Care Act, although specific legislation for such repeal or replacement has not yet been introduced. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products are paid for and reimbursed by government and private payers our business could be adversely impacted.

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

Risks Related to Our Industry

We face intense competition in the digital support solution and the self-monitoring of blood glucose market, and as a result we may be unable to effectively compete in our industry.

In recent years, a number of digitally supported solutions have emerged to manage diabetes and other chronic conditions. Competitors are developing new technologies rapidly and, in some cases, are also expanding to manage other chronic conditions. With our first product, Dario, we compete directly and primarily with large pharmaceutical and medical device companies such as Abbott Laboratories, Asensia (formerly Bayer Diabetes Care), Johnson & Johnson LifeScan, Roche Diagnostics and Sanofi. The first four of these companies has a combined majority market share of the BGMS business and strong research and development capacity for next-generation products. Their dominant market position since the late 1990s, and significant control over the market could significantly limit our ability to introduce Dario or effectively market and generate sales of the product. We will also compete with numerous second-tier and third-tier competitors.

In addition, we only recently transformed our business to primarily focus on the sale of our digital support solution, which joins a crowded field of competitors such as Amazon, Apple and Google. Our competitors vary by intervention (devices, applications, coaching and analytics), by channel (health plan, pharma, provider, employer) and by condition (including, for example, diabetes, MSK, blood hypertension, and others). Certain of our competitors offer this integrated approach in varying degrees, including, among others, , Hinge Health, Inc., Livongo Health Inc. (acquired by Teladoc Health Inc.), Omada Health, Inc., Vida Health, Inc., Virta Health Corp., Informed Data Systems Inc. (OneDrop), Glooko, Inc., and OnDuo LLC .

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

Competition in the digitally supported solutions market and BGMS market is extremely intense, which can lead to, among other things, price reductions, longer selling cycles, lower product margins, loss of market share and additional working capital requirements. To succeed, we must, among other critical matters, gain consumer acceptance for Dario and potential future devices incorporating our principal technology and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of other competitors. If our competitors offer significant discounts on certain products, we may need to lower our prices or offer other favorable terms in order to compete successfully. Moreover, any broad-based changes to our prices and pricing policies could make it difficult to generate revenues or cause our revenues, if established, to decline. Some of our competitors may bundle certain software products offering competing applications for diabetes management at low prices for promotional purposes or as a long-term pricing strategy. These practices could significantly reduce demand for Dario or potential future products or constrain prices we can charge. Moreover, if our competitors develop and commercialize products that are more effective or desirable than Dario or the other products that we may develop, we may not convince our customers to use our products. Any such changes would likely reduce our commercial opportunity and revenue potential and could materially adversely impact our operating results.

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

If third-party payors do not provide adequate coverage and reimbursement for the use of our products and services, our revenue will be negatively impacted.

In the United States and other jurisdictions such as Germany and England, we expect that our products and services should generally be available for full or partial patient reimbursement by third-party payers.  Our success in marketing our services depend and will depend in large part on whether U.S. and international government health administrative authorities, private health insurers and other organizations adequately cover and reimburse customers for the cost of our products and services.

In the United States, we expect to derive nearly all our sales from sales directly to consumers as well as retail pharmacy and DME distributors who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, health plans and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with our products and services and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for Center for Medicare and Medicaid Services (CMS) procedures using our products and services (and our other products and services in development) by third-party payors is essential to the acceptance of our products by our customers.

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

As of the date of this Annual Report, our officers, directors and affiliated stockholders collectively have a beneficial ownership interest of approximately 19.8% of our Company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

Our common stock has less liquidity than many other stocks listed on the Nasdaq Capital Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the Nasdaq Capital Market or other stock exchanges. While we have experienced increased liquidity in our stock during the year ended December 31, 2020, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

We do not own any real property. Currently, we maintain offices at 8 HaTokhen St., Caesarea Industrial Park, 3088900, Israel. On September 8, 2016, we signed a lease agreement for these facilities for a period of 5 years commencing upon the completion of construction of the new office building. We moved into these offices during November 2017. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $18,500. In December 2017 we signed a lease agreement for our new U.S. headquarters facilities in New York, New York for a monthly rent and management services of approximately $3,733.

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

Record Holders

As of March 5, 2021, we had 289 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2020:

The following table provides information as of December 31, 2020, with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) and the Company’s other equity compensation arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	740,650	$17.53	904,795
Equity compensation plans not approved by security holders (1)	607	$2,522.91	-
Equity compensation plans not approved by security holders (2)	213	$2,502.00	-
Equity compensation plans not approved by security holders (3)	1,966	$115.20	-
Equity compensation plans not approved by security holders (4)	139	$140.40	-
Equity compensation plans not approved by security holders (5)	180,000	$8.41
Equity compensation plans not approved by security holders (6)	50,000	$5.75
Total	973,575		904,795

(1)	In March 2013, our Board adopted a non-employee director’s remuneration policy.

(2)	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $2,502.00 vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten-year term.

(3)	In September 2015, our Board approved the grant of non-plan options to our Board members and members of our SAB. These options have an exercise price of $115.20 per share, one-third vesting immediately and the balance vest over 8 quarterly installments, have a cashless exercise feature and a six-year term.

(4)	In December 2015, our Board approved the grant of non-plan options to a member of the SAB. The options to the SAB member have an exercise price of $140.40 per share, and vest over a three-year period. One third vest after one year and the balance vest over 8 quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.

(5)	In January 2020, our Board approved the grant of non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired President and General Manager for North America. The options have an exercise price of $8.41 per share. 90,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. An additional 90,000 options are performance based, and vest over a three-year period. One third vest after one year and the balance vest over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. 22,500 options will commence vesting every calendar year for the next four years, commencing in 2021, and only if certain performance milestones were met in the immediately preceding year.

(6)	In March 2020, our Board approved the grant of non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Medical Officer. The options have an exercise price of $5.75 per share, and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. On March 26, 2018 and May 18, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 5,373,000. On October 7, 2018 and November 29, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 7,873,000. On September 3, 2019 and November 6, 2019, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 618,650 on a post reverse stock split basis. On December 26, 2019 and February 5, 2020, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,968,650. Following the amendments to the 2012 Equity Incentive Plan, as of March 1, 2021, there are 115 shares of Common Stock reserved for issuance thereunder. On September 2, 2020 and October 14, 2020, respectively, our Board of Directors and stockholders approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), reserving for issuance a pool of 900,000 shares of the Company’s common stock under the plan. On January 1, 2021 the number of shares of common stock available under the plan increased to 1,828,890 according to the terms thereof. As of March 1, 2021, there are 633,171 shares of Common Stock reserved for issuance thereunder. The Company’s officers and directors are among the persons eligible to receive awards under the 2020 Equity Incentive Plan in accordance with the terms and conditions thereunder.

The purpose of both our 2012 and 2020 Equity Incentive Plans is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. Each of the 2012 and 2020 Equity Incentive Plans will be administered by the Compensation Committee of our Board of Directors or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The 2012 and 2020 Equity Incentive Plans will each provide for the grant of (i) ”incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company. In addition, our Board of Directors has authorized the appointment of IBI Capital Compensation and Trusts (2004) Ltd. to act as a trustee for grants of options under the Israeli sub-plan to Israeli residents.

In connection with the administration of our 2012 and 2020 Equity Incentive Plans, our Compensation Committee will:

•       determine which employees and other persons will be granted awards under our 2012 and 2020 Equity Incentive Plans;

•       grant the awards to those selected to participate;

•       determine the exercise price for options; and

•       prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

Our Compensation Committee will: (i) interpret our 2012 and 2020 Equity Incentive Plans; and (ii) make all other determinations and take all other action that may be necessary or advisable to implement and administer our 2012 and 2020 Equity Incentive Plans.

The 2012 and 2020 Equity Incentive Plans each provide that in the event of a change of control event, the Compensation Committee or our Board of Directors shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board of Directors may amend our 2012 or 2020 Equity Incentive Plan at any time. However, without stockholder approval, our 2012 or 2020 Equity Incentive Plan may not be amended in a manner that would:

•       increase the number of shares that may be issued under such Equity Incentive Plan;

•       materially modify the requirements for eligibility for participation in such Equity Incentive Plan;

•       materially increase the benefits to participants provided by such Equity Incentive Plan; or

•       otherwise disqualify such Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2012 or 2020 Equity Incentive Plans may not be impaired or affected by any amendment of such without the consent of the affected grantees.

Option Exercises

To date, no options have been exercised by our directors or officers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2020, we issued an aggregate 79,368 shares of our common stock to certain of our service providers as compensation to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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

Overview

We are a leading global DTx company revolutionizing the way people manage their health across the chronic condition spectrum to live a better and healthier life. Our mission is to transform how affected individuals manage their health and chronic conditions by empowering our customers to easily manage their conditions and take steps to improve their overall health. Most chronic conditions are driven by personal behaviors and the actions that are or are not taken. We believe that changing these behaviors can dramatically improve our customers’ overall health and substantially reduce unnecessary health spending. However, behavioral change and habit formation are difficult, especially in managing chronic disease and related conditions. Our digital therapeutics endeavor to produce lasting behavior changes in our customers by applying a novel combination of AI-driven dynamic personalization and behavioral science at scale. This allows us to engage and support our customers, and offer them a complete virtual care solution, ideally resulting in improved health outcomes and reduced total cost of care.

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. We began our sales in the direct-to-consumer space, solving first for what we deemed the most difficult problems: how to engage users and support behavior change to improve clinical outcomes in diabetes. Our most developed AI tools leverage the direct-to-consumer experience from over 150,000 members to drive superior engagement and outcomes. In early 2020, we broadened our solutions to include other medical conditions in addition to diabetes, and to serve business customers who seek to improve the health of their stakeholders. Presently, we have deployed solutions for diabetes, hypertension, and pre-diabetes, and through our acquisition of Upright, we now offer solutions for musculoskeletal (“MSK”) conditions. We intend to deploy behavioral health and other condition solutions in 2021, which conditions will also be powered by our AI-driven behavior change platform. We are currently delivering B2B2C solutions for providers, employers, and pharmaceutical companies, and we plan to develop a full-risk health plan business across a range of customer product lines in 2021.

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

Through our Israeli subsidiary, Labstyle, and its subsidiary Upright, our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct-to-consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these efforts to include Australia as well. In 2017, we expanded our direct-to-consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

•	ramp up of mass production, marketing and distribution and sales efforts related to the Dario Smart Diabetes Management Solution and the DarioEngage platform;

•	develop our customer support and telemarketing services in order to support the expect growth of our revenues and the increase of user, and service provider who will use our platform to better serve people with diabetes and improve their clinical outcome;

•	continued product and software development, and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario Smart Diabetes Management Solution, the DarioEngage platform and the Dario Loop tools and capabilities);

•	continued work on registration of our patents worldwide;

•	Regulatory and quality assurance matters;

•	professional fees associated with being a publicly reporting company; and

•	general and administrative matters.

On January 26, 2021, Dario, Labstyle, Upright Technologies Ltd., an Israeli limited company, Vertex C (C.I.) Fund L.P. (in its capacity as the representative of the Selling Shareholders), and all holders of Upright’s outstanding securities (the “Selling Shareholders”), entered into a share purchase agreement (the “Upright Agreement”) pursuant to which Dario, through Labstyle, acquired all of the outstanding securities of Upright. The agreement was consummated on February 1, 2021, and Upright now operates as a wholly owned subsidiary of the Company. As part of the acquisition, Dario issued the Selling Shareholders 1,687,612 shares of the Company’s common stock, and agreed to assume options to purchase up to 100,193 shares of the Company’s common stock, subject to certain escrow and indemnity provisions contained in the Upright Agreement (in the aggregate, the “Consideration Shares”). In addition, the shares issued are subject to the terms of a lock-up agreement, pursuant to which the Selling Shareholders (subject to certain exceptions) have agreed to restrict their ability to transfer their shares as follows: (i) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of one hundred and eighty (180) days from the date of the closing of the acquisition (the “Closing Date”), (ii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of two hundred and seventy (270) days from the Closing Date, (iii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of three hundred and sixty (360) days from the Closing Date and (iv) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of four hundred and fifty (450) days from the Closing Date. The Company has also agreed to file a registration statement covering the resale of the shares within ninety (90) days following the Closing Date. In addition, 30% of the Consideration Shares issuable to Upright’s founder, Mr. Oded Cohen, shall be held in a specific holdback retention mechanism, of which 50% shall be released at the lapse of twelve (12) months of retention following the Closing Date, and the balance of 50% shall be released at the lapse of eighteen (18) months of retention following the Closing Date.

On February 1, 2021, the Company, through Labstyle, has also agreed to enter into an employment agreement with Mr. Cohen, pursuant to which he will serve as General Manager of MSK. In consideration for Mr. Cohen’s duties, he will be entitled to (a) a monthly salary of NIS 63,000, (b) an annual bonus of up to four times his monthly salary, and (c) up to 220,980 shares of restricted stock of the Company, subject to meeting certain key performance metrics. See “Management – Employment Agreements.”

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity only into June 2021 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent material alterations in our business plans, and our business might fail.

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

During the year ended December 31, 2020, total inventory write-downs expenses amounted to $99,000.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 to Year Ended December 31, 2019

Revenues

Revenues for the year ended December 31, 2020 amounted to $7,576,000, compared to $7,559,000 during the year ended December 31, 2019.

Revenues generated during the year ended December 31, 2020 were derived mainly from the sales of the Dario Blood Glucose Monitoring System, through direct sales to consumers located mainly in the United States through our on-line store and through distributors, and from the offering of our membership services to our customers located mainly in the United States.

Cost of Revenues

During the years ended December 31, 2020 and 2019, we recorded costs related to revenues in the amount of $5,063,000 and $4,962,000, respectively. The increase in cost of revenues was mainly due to higher costs related to shipping products to our customers.

Cost of revenues consist mainly of cost of device production, employees' salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, shipping and handling costs and inventory write-downs.

Research and Development Expenses

Our research and development expenses increased by $741,000 to $4,433,000 for the year ended December 31, 2020 compared to $3,692,000 for the year ended December 31, 2019. This increase was mainly due to increase in salaries and stock-based compensation, partially offset by a decrease of other research and development costs relating primarily to product development. Our research and development expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2020, were $3,584,000 compared to $3,432,000 for the year ended December 31, 2019, an increase of $152,000. This increase was due to an increase in salaries and related expenses.

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

Sales and Marketing

Our sales and marketing expenses increased by $4,100,000 to $15,227,000 for the year ended December 31, 2020 compared to $11,127,000 for the year ended December 31, 2019. This increase was mainly due to the increase in salaries and stock-based compensation. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2020 were $12,452,000 compared to $10,790,000 for the year ended December 31, 2019, an increase of $1,662,000. This increase was due to an increase in salaries and related expenses, as a result of hiring our sales and marketing team in the U.S. to lead the penetration into the B2B2C market.

Sales and marketing expenses consist mainly of payroll expenses, trade show expenses, customer support expenses and on-line marketing campaigns.

General and Administrative Expenses

Our general and administrative expenses increased by $7,273,000 to $12,756,000 for the year ended December 31, 2020 compared to $5,483,000 for the year ended December 31, 2019. The increase was mainly due to an increase in stock-based compensation. Our general and administrative expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2020 were $5,239,000 compared to $3,753,000 for the year ended December 31, 2019, an increase of $1,486,000. This increase was due to an increase in insurance, legal expenses and investor relations expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance income (expenses), net

Our finance income, net, increased by $489,000 to $458,000 for the year ended December 31, 2020 compared to $31,000 financing expenses for the year ended December 31, 2019. The increase from 2019 was mainly due to gains derives from currency translation differences. Finance expenses include mainly bank charges, lease liability translation differences, and foreign currency translation adjustments.

Net loss

Net loss for the year ended December 31, 2020 was $29,445,000. Net loss for the year ended December 31, 2019 was $17,736,000. The increase from 2019 was mainly due to the increase in our operating expenses.

Net operating loss carryforwards

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $16,223,000, of which $7,120,000 was generated from tax years 2011-2017 and can be carryforward and offset against taxable income and that expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). During 2018 - 2020, we generated additional $9,103,000 of net operating losses carryforwards which are not subject to the annual limitation described above.

Our Israeli subsidiary has accumulated net operating losses for Israeli income tax purposes as of December 31, 2020 in the amount of approximately $86,600,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $33,103,000 and $20,891,000 for the year ended December 31, 2020 and 2019, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31, (in thousands)
	2020	2019	$ Change
Net Loss Reconciliation
Net loss - as reported	$(29,445)	$(17,736)	$(11,709)

Adjustments
Depreciation expense	190	183	7
Other financial expenses (income), net	(458)	31	(489)

EBITDA	(29,713)	(17,522)	(12,191)

Stock-based compensation expenses	11,102	2,316	8,786

Non-GAAP adjusted loss	$(18,611)	$(15,206)	$(3,405)

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $28,590,000 in cash and cash equivalents compared to $20,395,000 at December 31, 2019.

We have experienced cumulative losses of $143,248,000 from inception (August 11, 2011) through December 31, 2020 and have a stockholders’ equity of $35,407,000 at December 31, 2020. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $123,974,000 as of December 31, 2020.

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

On July 28, 2020, we entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of (i) 2,969,266 shares of our common stock, at a purchase price of $7.47 per share, and (ii) pre-funded warrants to purchase 824,689 shares of common stock, at a purchase price of $7.4699 per pre-funded warrant. In addition, on July 30, 2020, we entered into a subscription agreement with an accredited investor for the purchase of 31,486 shares of our common stock at a purchase price per share of $7.94 per share. The aggregate gross proceeds were approximately $28,591,000.

In September 2020, we and an existing warrant holder entered into an agreement pursuant to which we agreed to lower the exercise price of certain warrants issued in September 2018, from $25.00 to $13.00 per share. As a result, the warrant holder exercised warrants to purchase 88,889 shares of our common stock, resulting in aggregate gross proceeds of approximately $1,156,000.

On January 26, 2021, we entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of the Company’s common stock at a purchase price of $21.35 per share, for aggregate gross proceeds of $70,000,000. The closing of the offering was consummated on February 1, 2021. The purchase price per share represents the “Minimum Price” of the Company’s Common Stock pursuant to Nasdaq Rule 5635(d) as of the date of execution of each respective securities purchase agreement. The Company and the investors participating in the offering also executed a registration rights agreement pursuant to which the Company agreed to file a registration statement covering the resale of the shares within sixty (60) days following the final closing of the offering.

Readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed (2) expenses which will be required in order to expand manufacturing of our products, (3) sales and marketing efforts and (4) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially distribute our products and services in the jurisdictions and in the timeframes we expect.

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2020	2019
	$	$
Cash used in operating activities:	(17,736,000)	(15,725,000)
Cash used in investing activities:	(1,622,000)	(113,000)
Cash provided by financing activities:	27,548,000	25,247,000

Net cash used in operating activities

Net cash used in operating activities was $17,736,000 for the year ended December 31, 2020 compared to $15,725,000 used in operations for the same period in 2019. Cash used in operations increased mainly due to an increase in our operating expenses.

Net cash used in investing activities

Net cash used for investing activities was $1,622,000 for the year ended December 31, 2020 compared to cash used in investing activities of $113,000 for the year ended December 31, 2019. Cash used in investing activities increased mainly due to a convertible bridge loan extended to Upright and higher investments in fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $27,548,000 for the year ended December 31, 2020 compared to $25,247,000 for the year ended December 31, 2019. During the year ended December 31, 2020, we raised net proceeds in an amount of approximately $27,548,000 mainly through our July 2020 offering.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2020 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period (In U.S. dollars thousands)
Contractual Obligations	Total	Less than 1 year	1-5 years
Operating Lease Obligations	$691	$411	$280
Purchasing Obligations	2,881	2,881	-

Total contractual cash obligations	$3,572	$3,292	$280

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

Recently Issued and Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-1 through F-31 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2020, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2020.

Item 9B.	Other Information

2020 Bonuses

On March 4, 2021, the Compensation Committee of the Board of Directors approved annual bonuses to the Company’s management team for the achievement of certain milestones in the 2020 fiscal year. In that regard, Mr. Erez Raphael was awarded a cash bonus of $350,000, Mr. Richard Anderson was awarded a cash bonus of $212,500, and each of Mr. Zvi Ben-David and Mr. Dror Bacher were awarded cash bonuses of $120,000.In addition, the Compensation Committee of the Board of Directors approved a one-time bonus to the Mr. Yoav Shaked, Chairman of the Board of Directors, of $100,000.

Oded Cohen Employment Agreement

On March 4, 2021, the Company, through Upright, executed an Employment Agreement with Oded Cohen (the “Employment Agreement”) pursuant to which he will serve as General Manager of Musculoskeletal (MSK), effective as of February 1, 2021. The Employment Agreement supersedes the agreement entered into by and between the Company, through LabStyle Innovation Ltd., and Mr. Cohen dated February 1, 2021. Pursuant to the Employment Agreement, Mr. Cohen will earn a monthly salary of NIS 63,000 and shall be eligible for an annual bonus equal to up to four times his monthly salary. The Employment Agreement is an at-will employment arrangement, with a four month notice period, unless it is terminated for cause. In addition, Mr. Cohen will be entitled to severance payment pursuant to applicable Israeli severance law. In the event the Employment Agreement is terminated by us for cause, Mr. Cohen will only be entitled to a severance pay under applicable Israeli severance law. Mr. Cohen’s Employment Agreement also includes a one-year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of the Employment Agreement, Mr. Cohen is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances. In addition, Mr. Cohen will be entitled to receive a restricted stock unit award to receive up to 73,660 shares of the Company’s common stock and, subject to the meeting of certain milestones, subject to the meeting of certain milestones an additional restricted stock unit award to receive up to 73,660 shares of the Company’s common stock on March 1, 2022, and subject to the meeting of certain milestones an additional restricted stock unit award to receive up to 73,660 shares of the Company’s common stock on March 1, 2023.

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

Name	Age	Position(s)
Erez Raphael	47	Chief Executive Officer and Director
Zvi Ben David	60	Chief Financial Officer, Treasurer and Secretary
Dror Bacher	46	Chief Operating Officer
Richard Anderson	51	President and General Manager of North America
Oded Cohen	50	General Manager of MSK
Yoav Shaked	49	Chairman of the Board of Directors
Dennis Matheis	60	Director
Hila Karah	52	Director
Dennis M. McGrath	64	Director
Adam Stern	56	Director
Prof. Richard B. Stone	78	Director

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

Richard Anderson has served as our President and General Manager of North America since January 7, 2020.. From November 2003 to December 2019, Mr. Anderson worked for Catasys, Inc. (Nasdaq: CATS), where he served as President and Chief Operating Officer from July 2008 to December 2019, and as a member of its board of directors from November 2003 to July 2019. Prior to Catasys, Inc., Mr. Anderson served as Senior Executive Vice President of Hythiam, Inc., a predecessor company of Catasys, Inc., from 2005 to 2008. From 1999 to 2005, he also served as Chief Financial Officer and Secretary of Clearant, Inc., a biotechnology company. Prior to Clearant, from 1999 to 2001, he served as the Chief Financial Officer and Managing Director of Intellect Capital Group, a venture consulting firm. Earlier in his career, Mr. Anderson was a Senior Manager/Director for PricewaterhouseCoopers. Mr. Anderson holds a B.A. in Business Economics from the University of California at Santa Barbara.

Oded Cohen has served as our General Manager of MSK since February 1, 2021. From May 2012 to February 2021, Mr. Cohen served as the founder and CEO of Upright and was Managing Director of Hire Pacific International from May 2006 to December 2014. Prior to HPI, Mr. Cohen served as Sales Director at Comverse from April 2001 to February 2006, and as Accelerator Manager from January 2000 to March 2001. Prior to the Accelerator, Mr. Cohen served as an Avionics Engineer at Elbit Systems. Ltd. Mr. Cohen holds a B.A. in Political Science and Government from the Haifa University, and an EMBA degree from Tel Aviv University.

Yoav Shaked has served as the Chairman of our Board of Directors since July 5, 2018. Since 2011, Mr. Shaked has served as a partner at Sequoia Capital, a leading global venture capital firm. In 2005, he co-founded Medpoint Ltd., a private medical device distribution company offering a wide range of medical products. Previously, he founded and served as Chief Executive Officer of Y-Med Inc. from May 2004 through November 2009, until its sale to C.R. Bard, Inc. After the sale of Y-Med Inc., Mr. Shaked served as the director of research at ThermopeutiX, a developer of innovative products for strokes and peripheral artery disease. Mr. Shaked currently serves on the board of directors of several biotechnology companies, including Endospan, Vibrant Gastro, B-Lite (G&G Biotechnology) and Orasis Pharmaceuticals, the latter of which he serves as Chairman of the Board. Mr. Shaked has a B.A. in biology from The Hebrew University of Jerusalem. We believe that Mr. Shaked is qualified to serve as Chairman of the Board because of his extensive experience both in biotechnology companies and in the venture capital realm.

Dennis Matheis has been a director of our company since July 2, 2020. Mr. Matheis spent nearly 30 years in various senior leadership roles in health insurance and healthcare. Since October 2017, he has served as the President and Chief Executive Officer of Optima Health, Inc. and the Executive Vice President of Sentara Healthcare Plans, Inc. Prior to that, he spent 13 years in leadership roles at Anthem, Inc., serving as President of Central Region and Exchanges encompassing six states and representing $12 billion in annual revenue. Mr. Matheis also served in senior leadership roles at Anthem Blue Cross and Blue Shield of Missouri, CIGNA Healthcare and Humana Health Plan, as well as Advocate Health Care in Chicago. Mr. Matheis has a B.S. in Accounting from the University of Kentucky and practiced as a Certified Public Accountant before entering the healthcare industry. We believe that Mr. Matheis is qualified to serve on our Board of Directors because of his experience in the healthcare business.

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

Eric Miledge - Chairman of our Advisory Board, has worked in the healthcare field for his entire career, with a focus on pharmaceuticals and medical devices. With more than 34 years at Johnson & Johnson (JNJ) in roles of increasing responsibility, he built a vast network of relationships across the healthcare landscape. As president of Ortho McNeil Pharmaceutical, Eric led in the licensing and successful introduction of levofloxacin (antibiotic), tramadol (analgesic) and the commercialization of Topamax (anticonvulsant), building a multi-billion dollar U.S. pharmaceutical business. Eric also served as Company Group Chairman for Johnson & Johnson Healthcare Systems which oversaw the negotiation and management of JNJ’s medical device, diagnostic and pharmaceutical U.S. hospital contracts. Eric also served as Company Group Chairman of LifeScan Inc., the blood glucose division of JNJ. Under Eric’s leadership, LifeScan Global Diabetes franchise experienced rapid organic and inorganic growth, including the acquisition of Inverness Medical Technology’s Diabetes Care Products business. His leadership helped transform LifeScan into a global organization with thousands of employees and billions in annual revenues. After retiring from JNJ, Eric served as chairman for a number of medical device startup companies including chairman of Nfocus Neuromedical, Symetis SA and CeQur SA. Eric also served as an operating partner for Geneva based Endeavour Vision Growth, a medical device growth fund.

Dr. David Horwitz – Advisory Board Member, is presently a Senior Consultant with Numerof & Associates and also President of DLH Biomedical Consulting. He previously served as the Global Chief Medical Officer of the Johnson and Johnson Diabetes Institute. Prior to this, he was Vice President, Worldwide Clinical Affairs & Evidence-Based Medicine at LifeScan, Inc., a Johnson & Johnson company. During his time at LifeScan, Dr. Horwitz had, at various times, been responsible for Clinical Research, Medical Affairs, Regulatory Affairs, and Advocacy & Professional Affairs. Dr. Horwitz has previously held faculty positions in the medical schools at the University of Chicago and the University of Illinois, where he was a clinical professor of medicine. He is a Board-Certified internist and endocrinologist, and a Fellow of the American College of Physicians. He has published over 100 articles in scientific and clinical journals, primarily in the areas of diabetes and metabolism. He has completed a term as an industry representative on the Clinical Chemistry and Toxicology advisory panel of the U.S. Food and Drug Administration. He is presently serving as a volunteer physician for a charity-supported clinic.

Dr. Marilyn Ritholz –Advisory Board Member, is a Senior Psychologist at the Joslin Diabetes Center and treats both adults and adolescents with diabetes. In addition, she is on the faculty at Beth Israel Deaconess Medical Center (BIDMC) and is an Assistant Professor of Psychology at Harvard Medical School. Dr. Ritholz is an experienced qualitative researcher. In collaboration with colleagues, she has explored qualitative aspects of healthcare regarding the patient-provider relationship, provider communication about diabetes complications, and psychosocial factors associated with diabetes technology, including continuous glucose monitoring. She has published more than 20 qualitative articles on these topics.

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

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements.  For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions.  The Audit Committee charter is available on our website at www.mydario.com under the Investors / Governance section. The Audit Committee:

•	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;

•	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

•	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

•	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and

•	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Prof. Stone and Mr. Shaked. Prof. Stone is the Chairman of the Nominating and Corporate Governance Committee.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that Prof. Stone, Messrs. Shaked, Matheis and McGrath, and Ms. Karah are “independent directors” as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act.

Code of Ethics

On March 5, 2013, our Board of Directors adopted a Code of Business Conduct and Ethics and Insider Trading Policy. Our Code of Business Conduct and Ethics is available on our website at www.mydario.com under the Investors/Governance section.  The information on our website is not incorporated by reference into this Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the website address specified above.

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

Item 11.	Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2020 and 2019.

Summary Compensation Table

											Option			Non-equity	Non- qualified	All Other
Name and											Awards			incentive plan	incentive plan	Compensation			Total
Principal Position	Year	Salary ($)*			Bonus ($)			Stock Awards			($)**			compensation	compensation	($)			($)
Erez Raphael (Chief Executive Officer)	2020 2019	$ $	284,062 249,094	(1) (1)	$ $	251,313 361,164	(2) (2)	$ $	2,484,049 660,819	(3) (3)	$ $					$ $	130,482 111,120	(4) (4)	$ $	3,149,906 1,382,197

Zvi Ben David (Chief Financial Officer)	2020 2019	$ $	137,202 133,172	(5) (5)				$ $	559,112 120,294	(6) (6)	$ $	172,221	(7)			$ $	33,446 42,128	(8) (8)	$ $	901,981 295,594

Dror Bacher (Chief Operating Officer)	2020 2019	$ $	181,917 153,759	(9) (9)	$ $	28,882	(10)	$ $	463,874 67,929	(11) (11)	$ $	177,401	(12)			$ $	66,712 66,796	(13) (13)	$ $	889,905 317,366

Richard Anderson (President and General Manager of North America)	2020		$308,098	(14)		100,000	(15)		$163,433	(16)		$479,160	(17)				$16,328	(18)		$1,067,019

*	Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2020 and December 31, 2019, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation,” or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016, his monthly salary was increased to NIS 80,000 (approximately $24,691 per month). On June 1, 2018, his monthly salary was increased to NIS 134,167 (approximately $41,410). During 2019 and 2020, Mr. Raphael agreed to a waiver of 45% and 36.4% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).

(2)	On June 2019, Mr. Raphael was paid a bonus of $110,006 for his performance during 2018 and on December 2019 Mr. Raphael was paid a bonus of $251,157 for the successful completion of the December 2019 Private Placement. On September 2020, Mr. Raphael was paid a bonus of $251,313 for the successful completion of the July 2020 private placement.

(3)	On January 27, 2019, Mr. Raphael was granted 3,098 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Raphael was granted 10,749 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019, Mr. Raphael was granted 15,454 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019. On April 29, 2019, Mr. Raphael was granted 20,379 shares of our common stock under our 2012 Equity Incentive Plan, and 4,472 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2018 achievements of the Company.

On January 28, 2020, Mr. Raphael was granted 15,602 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2020. On April 3, 2020, Mr. Raphael was granted 15,146 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2020. On July 20, 2020, Mr. Raphael was granted 15,593 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2020. On October 16, 2020, Mr. Raphael was granted 2,127 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2020, and 5,060 shares of our common stock under our 2012 Equity Incentive plan against an additional cash waiver during the period April – July 2020. On February 12, 2020, Mr. Raphael was granted 351,546 shares of our common stock under our 2012 Equity Incentive Plan.

(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”

(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $9,630) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $12,037 per month, commencing April 1, 2016, his monthly salary was updated to NIS 60,000 (approximately $18,519), and commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $20,741). During 2019 and 2020, Mr. Ben David agreed to a waiver of 42% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).

(6)	On January 27, 2019, Mr. Ben David was granted 1,447 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Ben David was granted 5,021 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019 Mr. Ben David was granted 7,218 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019. On April 29, 2019, Mr. Ben David was granted 4,889 shares of our common stock under our 2012 Equity Incentive Plan, and 2,074 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2018 achievements of the Company.

On January 28, 2020, Mr. Ben David was granted 7,287 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2020. On April 3, 2020, Mr. Ben David was granted 7,074 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2020. On July 20, 2020, Mr. Ben David was granted 7,283 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2020. On October 16, 2020 Mr. Ben David was granted 4,235 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2020, and 2,006 shares of our common stock under our 2012 Equity Incentive plan against an additional cash waiver during the period of April through July 2020. On February 12, 2020, Mr. Ben David was granted 45,000 shares of our common stock under our 2012 Equity Incentive Plan. On September 9, 2020, Mr. Ben David was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan.

(7)	On February 12, 2020, Mr. Ben David was granted 27,827 options to purchase shares of our common stock under our 2012 Equity Incentive Plan, at an exercise price of $7.736 per share.

(8)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”

(9)	In accordance with his second amendment to the employment agreement with our company effective April 2016, Mr. Bacher was entitled to a monthly salary of NIS 48,000 (approximately $14,815 per month), commencing July 1, 2017, Mr. Dror was appointed as our Chief Operating Officer and his monthly salary was increased to NIS 55,000 (approximately $16,975 per month) and commencing June 1, 2018 his monthly salary was increased to NIS 61,490 (approximately $18,978 per month). During 2019 and 2020, Mr. Bacher agreed to a waiver of 26% and 10.6% of his cash salary respectively, according to our salary program (see further details in “Employment and Related Agreements” below).

(10)	In June 2019, Mr. Bacher was paid a bonus of $28,882 for his performance during 2018.

(11)	On January 27, 2019, Mr. Bacher was granted 918 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2019. On July 9, 2019, Mr. Bacher was granted 3,186 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to September 2019. On December 23, 2019, Mr. Bacher was granted 2,633 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2019. On April 29, 2019, Mr. Bacher was granted 4,102 shares of our common stock under our 2012 Equity Incentive Plan, and 587 shares of our common stock under our 2012 Equity Incentive Plan, as a bonus, in lieu of cash, for the 2018 achievements of the Company.

On January 28, 2020, Mr. Bacher was granted 1,677 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2020. On April 3, 2020, Mr. Bacher was granted 1,628 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2020. On July 20, 2020, Mr. Bacher was granted 1,676 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2020. On October 16, 2020, Mr. Bacher was granted 974 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2020, and 3,772 shares of our common stock under our 2012 Equity Incentive plan against an additional cash waiver during the period from April through July 2020. On February 12, 2020, Mr. Bacher was granted 45,000 shares of our common stock under our 2012 Equity Incentive Plan. On September 9, 2020, Mr. Bacher was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan.

(12)	On February 12, 2020, Mr. Bacher was granted 28,664 options to purchase shares of our common stock under our 2012 Equity Incentive Plan, at an exercise price of $7.736 per share.

(13)	In addition to his salary, Mr. Bacher is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”

(14)	In accordance with his employment agreement, effective in January 2020, Mr. Anderson was entitled to a monthly salary of $27,916.67.

(15)	On September 2020, Mr. Anderson was paid a bonus of $100,000 for the successful completion of the July 2020 private placement.

(16)	On October 16, 2020, Mr. Anderson was granted 5,182 shares of our common stock under our 2012 Equity Incentive plan against a cash salary waiver during the period from April through July 2020. On September 9, 2020, Mr. Anderson was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan.

(17)	On January 30, 2020, Mr. Anderson was granted 90,000 options to purchase shares of our common stock as an inducement grant pursuant to Nasdaq Listing Rule 5635 (c)(4), at an exercise price of $8.41 per share.

(18)	In addition to his salary, Mr. Anderson is entitled to participate in any and other benefit plans and programs that the Company may offer to its employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”

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

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 3,098 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $61,969 in salary otherwise payable to Mr. Raphael from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 10,749 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $128,972 of salary otherwise payable to Mr. Raphael from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 15,454 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $66,610 of salary otherwise payable to Mr. Raphael from October to December 2019.

On January 28, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 15,602 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $67,247 of salary otherwise payable to Mr. Raphael from January to March 2020.

On April 3, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 15,146 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $65,280 of salary otherwise payable to Mr. Raphael from April to June 2020.

On July 20, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 15,593 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $67,208 of salary otherwise payable to Mr. Raphael from July to September 2020.

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 2,127 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $15,894 of salary otherwise payable to Mr. Raphael from October to December 2020, and 5,060 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $21,809 of salary otherwise payable to Mr. Raphael from April to July 2020.

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

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1,447 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $28,944 of salary otherwise payable to Mr. Ben David from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 5,021 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $60,238 of salary otherwise payable to Mr. Ben David from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 7,218 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $31,111 of salary otherwise payable to Mr. Ben David from October to December 2019.

On January 28, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 7,287 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $31,409 of salary otherwise payable to Mr. Ben David from January to March 2020.

On April 3, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 7,074 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $30,490 of salary otherwise payable to Mr. Ben David from April to June 2020.

On July 20, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 7,283 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $31,391 of salary otherwise payable to Mr. Ben David from July to September 2020.

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 4,235 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $31,638 of salary otherwise payable to Mr. Ben David from October to December 2020, and 2,006 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $8,645 of salary otherwise payable to Mr. Ben David from April to July 2020.

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

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 918 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $18,362 of salary otherwise payable to Mr. Bacher from January to March 2019.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 3,186 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $38,215 of salary otherwise payable to Mr. Bacher from April to September 2019.

On December 23, 2019, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 2,633 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $11,352 of salary otherwise payable to Mr. Bacher from October to December 2019.

On January 28, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 1,677 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,228 of salary otherwise payable to Mr. Bacher from January to March 2020.

On April 3, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 1,628 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,017 of salary otherwise payable to Mr. Bacher from April to June 2020.

On July 20, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 1,676 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,224 of salary otherwise payable to Mr. Bacher from July to September 2020.

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 974 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,281 of salary otherwise payable to Mr. Bacher from October to December 2020, and 3,772 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $16,256 of salary otherwise payable to Mr. Bacher from April to July 2020.

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

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Anderson of 5,182 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $23,333 of salary otherwise payable to Mr. Anderson from April to July 2020.

Oded Cohen, General Manager of MSK – Effective February 1, 2021, Upright entered into an employment agreement with Mr. Cohen, pursuant to which Mr. Cohen will earn a monthly salary of NIS 63,000 and is eligible for an annual bonus equal to up to four times his monthly salary. The employment agreement is an at-will employment arrangement, with a four months’ notice period, unless it is terminated for cause. In addition, Mr. Cohen will be entitled to severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Cohen will only be entitled to a severance pay under applicable Israeli severance law. Mr. Cohen’s employment agreement also includes a one-year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of the employment agreement, Mr. Cohen is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances. In addition, Mr. Cohen will be entitled to receive, subject to the approval of the Board of Directors, a restricted stock unit award to receive, subject to vesting, up to 73,660 shares of the Company’s common stock and, subject to the meeting of certain milestones an additional restricted stock unit award to receive up to 73,660 shares of the Company’s common stock on March 1, 2022, and subject to the meeting of certain milestones an additional restricted stock unit award to receive up to 73,660 shares of the Company’s common stock on March 1, 2023. All the restricted stock units will be subject to a three-year vesting period.

Outstanding Equity Awards at December 31, 2020

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Erez Raphael	101	-		-	$2,430	March 14, 2023
(Chief Executive Officer)	12	-		-	$5,400	June 5, 2023
	167	-		-	$4,806	August 28, 2023
	45	-		-	$3,330	January 6, 2024
	234	-		-	$1,764	July 6, 2024
	8,446	-		-	$115.20	September 3, 2021
	7,159	-		-	$64.04	January 30, 2023

Zvi Ben David	2,154	-		-	$115.20	September 3, 2021
(Chief Financial Officer, Secretary and Treasurer)	1,592	-		-	$64.04	January 30, 2023
	9,275	18,552	(1)		$7.736	February 12, 2026

Dror Bacher	67	-		-	$3,330	January 6, 2024
(Chief Operating Officer)	67	-		-	$1,764	July 6, 2024
	1267	-		-	$115.20	September 3, 2021
	480	-		-	$140.40	December 17, 2021
	1,375	-		-	$64.04	January 30, 2023
	500	-		-	$49.20	July 25, 2023
	9,554	19,110	(1)		$7.736	February 12, 2026

Richard Anderson	30,000	60,000			$8.41	January 30, 2026
(President and General Manager of North America)

Total Option Shares	72,495	97,662		-	$-	-

(1)	Vests in 12 equal quarterly installments over a three-year period.

 Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. Shaked, Matheis, McGrath, Prof. Stone and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $25,000 per year, to be paid quarterly in arrears and (ii) $16,000 for Board committee service, to be paid quarterly in arrears.

Stock and Option Awards

On January 27, 2019, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 513 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from October 1, 2018, to December 31, 2018. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Yalon Farhi, a former member of our Board of Directors, and Mr. Allen Kamer, a former member of our Board of Directors, of 313 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi and Mr. Kamer for the period October 1, 2018, to December 31, 2018. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Glen Moller, a former member of our Board of Directors, of 262 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $5,231 in fees otherwise payable to Mr. Moller for the period October 16, 2018, to December 31, 2018.

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

On April 29, 2019, the Compensation Committee of our Board of Directors approved the following issuances under our 2012 Equity Incentive Plan: (i) 15,038 shares of our common stock to Mr. Shaked; (ii) 1,255 shares of our common stock to Ms. Karah; (iii) 753 shares of our common stock to Mr. Farhi; (iv) 753 shares of our common stock to Mr. Kamer; (v) 862 shares of our common stock to Prof. Stone; and (vi) 1,649 shares of our common stock to Mr. McGrath.

On July 9, 2019, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 854 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from January 1, 2019, to March 31, 2019. The Compensation Committee of our Board of Directors also approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 854 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from April 1, 2019, to June 30, 2019. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Moller of 521 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to each of Mr. Farhi, Mr. Kamer and Mr. Moller for the period January 1, 2019, to March 31, 2019. In addition, the Compensation Committee of our Board of Directors approved the issuance to each of Mr. Farhi, Mr. Kamer and Mr. Moller of 521 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to each of Mr. Farhi, Mr. Kamer and Mr. Moller for the period April 1, 2019, to June 30, 2019.

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

On January 28, 2020, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 2,378 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from October 1, 2019, to December 31, 2019. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Farhi, Mr. Moller and Mr. Kamer of 1,450 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to each of Mr. Farhi, Mr. Moller and Mr. Kamer for the period October 1, 2019, to December 31, 2019. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Moller 396 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued to Mr. Moller upon his resignation from the Board of Directors.

On February 12, 2020, the Compensation Committee of our Board of Directors approved the following issuances, each was done under our 2012 Equity Incentive Plan: (i) 60,000 shares of our common stock to Mr. Shaked; (ii) 30,000 shares of our common stock to Ms. Karah; (iii) 7,000 shares of our common stock to Mr. Farhi; (iv) 7,000 shares of our common stock to Mr. Kamer; (v) 13,000 shares of our common stock to Prof. Stone; and (vi) 50,000 shares of our common stock to Mr. McGrath.

On April 3, 2020, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 2,378 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from January 1, 2020, to March 31, 2020. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Farhi and Mr. Kamer of 1,450 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi and Mr. Kamer for the period January 1, 2020, to March 31, 2020. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Stern 493 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $2,129 in fees otherwise payable to Mr. Stern for March 2020. In addition, the Compensation Committee of our Board of Directors approved the issuance to Mr. Farhi 4,638 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued to Mr. Farhi upon his voluntary resignation from the Board of Directors in April 2020.

On July 20, 2020, the Compensation Committee of our Board of Directors approved the issuance to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah of 2,378 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to each of Prof. Stone, Mr. Shaked, Mr. McGrath, and Ms. Karah for the period from April 1, 2020, to June 30, 2020. The Compensation Committee of our Board of Directors also approved the issuance to each of Mr. Stern and Mr. Kamer of 1,450 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued in lieu of $6,250 in fees otherwise payable to Mr. Farhi and Mr. Kamer for the period April 1, 2020, to June 30, 2020.

On August 18, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Matheis 15,000 shares of our common stock under our 2012 Equity Incentive Plan, and the grant of 20,000 options. These options have an exercise price of $18.68 per share. One third of the options will become fully vested and exercisable on the first anniversary of the grant date, and the balance will vest in eight equal quarterly installments following the first anniversary of the grant date, subject to Mr. Matheis’s continued membership on the Company’s Board of Directors.

On October 9, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Kamer of 10,000 shares of our common stock under the 2012 Equity Incentive Plan. Such shares were issued to Mr. Kamer upon his withdrawal from the Board of Directors in October 2020.

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Ms. Karah of 1,372 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of $10,250 in fees otherwise payable to Ms. Karah for the period from July 1, 2020, to September 30, 2020.

On April 3, 2020, the Audit and Compensation Committees of the Board of Directors approved the monthly grant of 1,500 shares of the Company’s Common Stock, to be granted monthly over a 12 month period pursuant to a certain consulting agreement with said service providers. During the fiscal year ended December 31, 2020, a total of 5,691 shares of the Company’s common stock were issued under the said approval to Mr. Adam Stern, a member of our Board.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2020:

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards			Option Awards ($)*			Non-equity incentive plan compensation		Non- qualified deferred compensation earnings		All other compensation ($)	Total ($)

Dennis McGrath	2020	$20,500-	$346,135	(1)			$(2)		$-		$-		$-	$366,635

Prof. Richard B. Stone	2020	$20,500-	$115,602	(3)			$(4)		$-		$-		$-	$136,102

Dennis Matheis	2020	$12,500-	$200,700	(5)		$251,280	(6)		$-		$-		$-	$464,480

Hila Karah	2020	$10,250-	$234,584	(7)		$-	(8)		$-		$-		$-	$244,834

Allen Kamer(19)	2020	$6,250-	$159,914	(9)			$(10)		$-		$-		$-	$166,164

Yoav Shaked	2020	$20,500-	$408,441	(11)			$(12)		$-		$-		$-	$428,941

Adam Stern	2020	$12,500-	$9,084	(13)			$(14)	$		$		$		$21,584

Yalon Farhi (20)	2020	$--	$74,871	(15)			$(16)	$		$		$		$74,871

Yadin Shemmer (21)	2020	$37,500-	$-	(17)		$416,160	(18)	$		$		$		$453,660

Glen Moller (22)	2020	$-	$10,729-		$			$		$		$		$10,729

*	Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2020, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)       67,787 stock awards are outstanding as of December 31, 2020.

(2)       1,659 option awards are outstanding as of December 31, 2020.

(3)       29,999 stock awards are outstanding as of December 31, 2020.

(4)       1,645 option awards are outstanding as of December 31, 2020.

(5)       15,000 stock awards are outstanding as of December 31, 2020.

(6)       20,000 option awards are outstanding as of December 31, 2020.

(7)       48,604 stock awards are outstanding as of December 31, 2020.

(8)       1,561 option awards are outstanding as of December 31, 2020.

(9)       27,464 stock awards are outstanding as of December 31, 2020.

(10)     No option awards are outstanding as of December 31, 2020.

(11)     87,287 stock awards are outstanding as of December 31, 2020.

(12)     No option awards are outstanding as of December 31, 2020.

(13)     87,287 stock awards are outstanding as of December 31, 2020.

(14)     No option awards are outstanding as of December 31, 2020.

(15)     No stock awards are outstanding as of December 31, 2020.

(16)     No option stock awards are outstanding as of December 31, 2020.

(17)     No stock awards are outstanding as of December 31, 2020.

(18)     90,000 option awards are outstanding as of December 31, 2020.

(19)     Mr. Kamer was not re-nominated to serve on the Board at the 2020 Annual Stockholder’s Meeting.

(20)     On April 7, 2020, Mr. Farhi resigned from the Board.

(21)     Mr. Shemmer was not re-nominated to serve on the Board at the 2020 Annual Stockholder’s Meeting.

(22)     On January 22, 2020, Mr. Moller resigned from the Board.

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

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o DarioHealth Corp., 142 W. 57th St., 8th Floor, New York, New York 10019.

		Percent of
	Shares of Common	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	619,238	4.1%
Zvi Ben David (3)	162,793	1.1%
Dror Bacher (4)	118,066	*	%
Richard Anderson (5)	67,958	*	%
Oded Cohen (6)	383,243	2.5%
Dennis M. McGrath (7)	71,914	*	%
Prof. Richard B. Stone (8)	40,029	*	%
Hila Karah (9)	52,383	*	%
Yoav Shaked (10)	93,970	*	%
Adam Stern(11)	528,281	3.4%
Dennis Mathies (12)	66,469	*	%
All Executive Officers and Directors as a group (11 persons)**	2,204,344	14.3%

5% Stockholders
Nantahala Capital Partners SI, LP(13)	1,612,157	9.9%
Nantahala Capital Management, LLC(14)	1,582,037	9.9%

*	less than 1%.

(1)	Percentage ownership is based on 15,273,389 shares of our common stock outstanding as of March 5, 2020 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the such date.

(2)	Includes 16,164 vested options to purchase common stock and 34,430 vested restricted shares. Also includes 37,876 shares of our common stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.

(3)	Includes 13,022 vested options to purchase common stock and 9,269 vested restricted shares. Excludes 18,551 options which are not vested. Includes 1,786 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(4)	Includes 13,311 vested options to purchase common stock and 8,382 vested restricted shares. Excludes 19,109 options which are not vested.

(5)	Includes 45,138 vested options to purchase common stock and 7,638 vested restricted shares. Excludes 91,376 options which are not vested.

(6)	Includes 6,139 vested restricted shares.

(7)	Includes 1,659 vested options to purchase common stock and 2,468 vested restricted shares.

(8)	Includes 1,645 vested options to purchase common stock and 1,667 vested restricted shares.

(9)	Includes 1,561 vested options to purchase common stock and 1,679 vested restricted shares.

(10)	Includes 1,385 vested restricted shares. Includes 1,667 shares, and 1,334 warrants owned by his spouse, for which Mr. Shaked disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(11)	Includes 3,655 vested restricted shares and 300 Series A Preferred Shares convertible into 74,100 shares of common stock. Includes warrants exercisable into 409,535 shares of common stock, subject to a contractual beneficial ownership limitation of 4.99%.

(12)	Includes 1,469 vested restricted shares. Excludes 20,000 options which have not vested.

(13)	Based solely on information contained in Form S-3 filed with the SEC on September 8, 2020 and data provided by the holder Includes warrants to purchase 82,677 shares of common stock, pre-funded warrants to purchase 125,102 shares of common stock issued in May, 2019, preferred shares convertible into 652,327 shares of common stock, and additional 150,926 pre-funded warrants issued on July 21, 2020, subject to a contractual beneficial ownership limitation of 9.9% and excludes 579,275 pre-funded warrants issued on July 31, 2020.

(14)	Based solely on information contained in Form 13G/A filed with the SEC on February 16, 2021, and data provided by the holder. Includes warrants to purchase 150,004 shares of common stock, 358,779 pre-funded warrants to purchase common stock issued in May 2019 and preferred shares convertible into 198,002 shares of common stock, subject to a contractual beneficial ownership limitation of 9.9% and excludes preferred shares convertible into 1,086,398 shares of common stock and 824,689 pre-funded warrants issued on July 31, 2020.

Item 13.	Certain Relationships and Related Party Transactions

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

On April 3, 2020, we entered into a financial advisory agreement with Aegis Capital Corp., pursuant to which we agreed to pay Aegis Capital Corp. (“Aegis”) certain a fee of up to 3% of any proceeds from sales derived by us through commercial transactions entered into with parties introduced by Aegis. In addition, on April 3, 2020, we entered into a Sales Fee Agreement with Aegis, pursuant to which we agreed to pay Aegis a fee of up 4.5% of consideration we may receive in a business development transaction (including, any joint-venture, partnership, strategic collaboration or investment, licensing transaction, co-promotion or distribution agreement or other profit or revenue sharing, or similar business arrangement) from parties introduced by Aegis. To date, we have not paid Aegis any fees as a result of these agreements. Adam Stern, a member of our Board, has an interest, and will receive fees due to, Aegis.

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

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2020 and December 31, 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2020	December 31, 2019
Audit Fees	$111,000	$96,000
Audited Related Fees	$-	$-
Tax Fees (1)	$15,000	$9,000
All Other Fees (2)	$43,500	$44,000
Total	$169,500	$149,000

(1)	Consists of fees relating to our tax compliance and tax planning.

(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended (1)
3.2	Bylaws (2)
3.3	Amendment No. 1 to the Company’s Bylaws (3)
3.4	Certificate of Elimination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of the Company (4)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (5)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock of the Company (5)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock of the Company (6)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock of the Company (6)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock of the Company (6)
4.1	Warrant Agent Agreement, dated as of March 8, 2016, between LabStyle Innovations Corp. and VStock Transfer, LLC (7)
4.2	Form of Representatives’ Warrant (7)
4.3	Form of Warrant (8)
4.4	Form of Pre-Funded Warrant (9)
4.5	Amendment No. 1 To Pre-Funded Warrant (10)
4.6	Description of Securities (1)
4.7	Form of Placement Agent Warrant (1)
4.8	Form of Warrant Exchange Agreement (17)
10.1	Employment Agreement, dated October 11, 2012, between LabStyle Israel and Erez Raphael+ (11)
10.2	Amendment to Employment Agreement, dated April 1, 2013, between LabStyle Israel and Erez Raphael+ (11)
10.3	Amendment to Employment Agreement, dated August 30, 2013, between LabStyle Israel and Erez Raphael+ (11)
10.4	Personal Employment Agreement, dated January 8, 2015, between the Company and Zvi Ben David+ (12)
10.5	Amended and Restated 2012 Equity Incentive Plan of the Company+(13)
10.6	Amendment to the Amended and Restated 2012 Equity Incentive Plan of the Company+(14)
10.7	2020 Equity Incentive Plan of the Company+(16)
10.8	Amended and Restated Employment Agreement, dated as of July 25, 2017, between Erez Raphael and LabStyle Innovation Ltd. +(15)
10.9	Employment Agreement, dated as of September 22, 2013, and as amended on August 1, 2014, April 27, 2015 and May 1, 2016, between Dror Bacher and Labstyle Innovation Ltd. +(15)
10.10	Employment Agreement, effective as of February 1, 2021, between Oded Cohen and Upright Technologies Ltd. + *
10.11	Form of Subscription Agreement for Series A, Series A-1, Series A-2, Series A-3 and Series A-4 Preferred Stock (1)
10.12	Form of Registration Rights Agreement for Series A, Series A-1, Series A-2, Series A-3 and Series A-4 Preferred Stock (1)
10.13	Placement Agency Agreement by and between DarioHealth Corp. and Aegis Capital Corp. dated October 22, 2019 (1)
10.14	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of February 12, 2020, between Erez Raphael and LabStyle Innovation Ltd. + (1)

10.15	Stock Option Agreement between DarioHealth Corp. and Richard Anderson (1)
10.16	Conditional Stock Option Agreement between DarioHealth Corp. and Richard Anderson (1)
10.17	Representative Form of Indemnification Agreements between DarioHealth Corp. and each of its directors and officers+ (1)
10.18	January 2020 Form of Securities Purchase Agreement (18)
10.19	January 2020 Form of Registration Rights Agreement (18)
10.20	Share Purchase Agreement by and among DarioHealth Corp., LabStyle Innovation Ltd., Upright Technologies Ltd., Vertex C (C.I.) Fund L.P., as holder representative and certain holders of Upright’s outstanding securities, dated January 26, 2021.* ^
21.1	List of Subsidiaries of the Company*
23.1	Consent of Kost Forer Gabbay and Kaiserer*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**
101	Interactive Data File (XBRL)*
+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 16, 2013.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2018.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2019.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2019.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2016.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2019.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 6, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2015.
(13)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 19, 2016.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2019.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2020.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2021.

^	Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to DarioHealth Corp. if publicly disclosed

Item 16.	Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2021	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 8, 2021
Erez Raphael	Director (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 8, 2021
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 8, 2021
Yoav Shaked

/s/ Dennis Matheis	Director	March 8, 2021
Dennis Matheis

/s/ Hila Karah	Director	March 8, 2021
Hila Karah

/s/ Dennis M. McGrath	Director	March 8, 2021
Dennis M. McGrath

/s/ Adam Stern	Director	March 8, 2021
Adam Stern

/s/ Richard B. Stone	Director	March 8, 2021
Richard B. Stone

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DarioHealth Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter

Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, a significant portion of the Company's revenue is derived from the offering of a membership package which contains multiple goods and services that are accounted for as separate performance obligations. Such agreements require the Company to allocate the transaction price to the separate performance obligations based on their relative standalone selling price. The Company does not offer the services included in the membership package on a standalone basis, and estimates the standalone selling price of the performance obligations based on, among others, comparable companies' offerings, customer type and price lists, pricing practices, government backed reimbursement programs, and market standard prices.

Auditing the Company's estimates of the standalone selling prices for the performance obligations included in the membership package was challenging and required complex auditor judgment due to the significant judgment required by management in determining the relevant comparable data used, the extent of required adjustments to the data, the effects of market conditions and customer demographics.

How We Addressed the Matter in Our Audit

To test management’s estimate of standalone selling prices our audit procedures included, among others, understanding the methodology applied and testing the accuracy and completeness of the underlying data used in the Company’s estimate. We obtained and evaluated management’s analysis of comparable companies and services by assessing the comparability of the comparable companies, reviewing the list of the Company’s services and prices and comparing that list with the services and prices of comparable companies. We analyzed the government backed reimbursement programs and market standards used in the Company's assessment, including the review of the aforementioned programs and their relation to the Company’s services. We also performed inquiry of key personnel and inspected supporting documentation to evaluate the adjustments made to the comparable data, including effects of market conditions and customer demographics.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

March 8, 2021

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,590	$20,395
Short-term restricted bank deposits	187	191
Trade receivables	124	672
Inventories	2,293	1,414
Other accounts receivable and prepaid expenses	2,934	267

Total current assets	34,128	22,939

NON-CURRENT ASSETS:
Deposits	20	17
Operation lease right of use assets	498	765
Long-term assets	185	200
Property and equipment, net	576	648

Total non-current assets	1,279	1,630

Total assets	$35,407	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,480	$1,656
Deferred revenues	1,224	1,223
Operating lease liabilities	310	317
Other accounts payable and accrued expenses	3,020	2,024

Total current liabilities	7,034	5,220

OPERATING LEASE LIABILITIES	222	455

STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at December 31, 2020 and 2019; Issued and Outstanding: 8,119,493 and 2,235,649 shares at December 31, 2020 and 2019, respectively	*) -	*) -
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at December 31, 2020 and 2019; Issued and Outstanding: 15,823 and 21,375 shares at December 31, 2020 and 2019, respectively	*) -	*) -
Additional paid-in capital	171,399	129,039
Accumulated deficit	(143,248)	(110,145)

Total stockholders’ equity	28,151	18,894

Total liabilities and stockholders’ equity	$35,407	$24,569

The accompanying notes are an integral part of the consolidated financial statements.

*) Represents an amount lower than $1.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended December 31,
	2020	2019
Revenues	$7,576	$7,559
Cost of revenues	5,063	4,962

Gross profit	2,513	2,597

Operating expenses:
Research and development	$4,433	$3,692
Sales and marketing	15,227	11,127
General and administrative	12,756	5,483

Total operating expenses	32,416	20,302

Operating loss	29,903	17,705

Total financial (income) expenses, net	(458)	31

Net loss	$29,445	$17,736

Deemed dividend	3,658	3,155

Net loss attributable to holders of Common Stock	$33,103	$20,891

Net loss per share:

Basic and diluted loss per share	$4.01	$8.00
Weighted average number of Common Stock used in computing basic and diluted net loss per share	5,963,305	2,266,135

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

	Ordinary shares			Preferred shares			Additional paid-in	Accumulated	Total shareholders'
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2019	1,831,746	$	*) -	-		$-	$98,179	$(89,254)	$8,925

Payment for executives and directors under stock for salary program	104,363		*) -	-		-	1,011	-	1,011
Exercise of options	406		*) -				*) -	-	*) -
Issuance of common stock to directors and employees	51,613		*) -	-		-	795	-	795
Issuance of common stock to consultants and service provider	4,753		*) -	-		-	59	-	59
Issuance of common stock and pre-funded warrants in 2019 public offering, net of issuance costs	242,768		*) -	-		-	6,558	-	6,558
Issuance of preferred stock in 2019 private placement, net of issuance cost	-		-	21,375		*) -	18,689	-	18,689
Deemed dividend related to issue of preferred shares	-		-	-		-	3,155	(3,155)	-
Stock-based compensation	-		-	-		-	593	-	593
Net loss	-		-	-		-	-	(17,736)	(17,736)

Balance as of December 31, 2019	2,235,649	$	*) -	21,375	$	*) -	$129,039	$(110,145)	$18,894

Payment for executives and directors under stock for salary program	164,875		*) -	-		-	1,003	-	1,003
Exercise of agent warrants	222,016		*) -	-		-	-	-	-
Exercise of repriced warrants	88,889		*) -	-		-	1,088	-	1,088
Issuance of common stock to consultants and service provider	245,480		*) -	-		-	1,993	-	1,993
Issuance of common stock to directors and employees	721,820		*) -	-		-	4,913	-	4,913
Deemed dividend related to warrants exchange	161,317		*) -	-		-	599	(599)	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	3,059	(3,059)	-
Conversion of preferred stock to common stock	1,278,695		*) -	(5,552)		*) -	-	-	*) -
Issuance of warrants to service providers	-		-	-		-	1,487	-	1,487
Issuance of common stock, net of issuance cost	3,000,752		*) -	-		-	26,460	-	26,460
Stock-based compensation	-		-	-		-	1,758	-	1,758
Net loss	-		-	-		-	-	(29,445)	(29,445)

Balance as of December 31, 2020	8,119,493		*) -	15,823		*) -	171,399	(143,248)	28,151

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,445)	$(17,736)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants, and service providers	11,102	2,257
Depreciation	190	183
Change in operating lease right of use assets	267	368
Decrease (increase) in trade receivables	548	(504)
Decrease (increase) in other accounts receivable and prepaid expenses and long-term assets	(1,152)	124
Increase in inventories	(879)	(37)
Increase (decrease) in trade payables	824	(918)
Increase in other accounts payable and accrued expenses	1,048	371
Increase in deferred revenues	1	487
Change in operating lease liabilities	(240)	(320)

Net cash used in operating activities	(17,736)	(15,725)

Cash flows from investing activities:
Investment in deposits	(4)	(15)
Purchase of property and equipment	(118)	(98)
Loan Receivables	(1,500)

Net cash used in investing activities	(1,622)	(113)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, warrants, warrant exercises and Preferred Stock in 2019 private placement, net of issuance costs	27,548	25,247

Net cash provided by financing activities	27,548	25,247

Increase in cash, cash equivalents and short-term restricted bank deposits	8,190	9,409
Cash, cash equivalents and short-term restricted bank deposits at beginning of year	20,535	11,126

Cash, cash equivalents and short-term restricted bank deposits at end of year	$28,725	$20,535

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 1:-	GENERAL

a.

DarioHealth Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011.

DarioHealth is a leading Global Digital Therapeutics (DTx) company changing the way people with chronic conditions manage their health. By delivering personalized evidence-based interventions that are driven by precision data analytics, high quality software, and personalized coaching, DarioHealth has developed a novel approach that empowers individuals to adjust their lifestyle in a unique and holistic way.

DarioHealth’s cross-functional team operates at the intersection of life sciences, behavioral science, and software technology to deliver seamlessly integrated and highly engaging digital therapeutics interventions. Our diabetes solutions, its user-centric approach is used by tens of thousands of customers around the globe. DarioHealth is rapidly expanding its solutions for additional chronic conditions such as hypertension and moving into new geographic markets.

DarioHealth’s digital therapeutic platform has been designed with a ‘user-first’ strategy, focusing on the user’s needs first and foremost, and user experience and satisfaction. User satisfaction is constantly measured and drives, all company processes, including our technology design.

DarioHealth has one reporting unit and one segment.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (the “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.

c.	During the year ended December 31, 2020, the Company incurred operating losses and negative cash flows from operating activities amounting to $29,903 and $17,736, respectively. On December 31, 2020, we had $28,590 in available cash and cash equivalent. On February 1, 2021, the Company entered into securities purchase agreements with accredited investors relating to an offering of its common stock, resulting in aggregate gross proceeds of approximately $70,000 ($64,880 net of issuance expenses). Management believes that the proceeds from the recent securities purchase agreements, combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

d.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.

e.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively. The Company’s listed warrants are due to expire and cease being listed on the Nasdaq Capital Market on March 8, 2021.

f.	On November 18, 2019, the Company affected a 1-for-20 reverse stock split (referred to herein as the Reverse Stock Split) of its Common Stock. No fractional shares were issued, and no cash or other consideration were paid as a result of the Reverse Stock Split. Instead, the Company issued one additional whole share of the post-Reverse Stock Split Common Stock to any shareholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The amount of authorized Common Stock was not affected. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect this Reverse Stock Split for all periods presented.

g.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its products and services and has not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company has not experienced any material disruptions to its business and operations as a result of the COVID-19 pandemic, it is possible such disruptions may occur in the future which may impact its financial and operational results, and which could be material.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates:

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. GAAP requires the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

d.	Cash and cash equivalents:

The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents.

e.	Short-term restricted bank deposits:

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guaranties issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and USD and bear interest at an average rate of 0.01% and of 0.02% as of December 31, 2020 and 2019, respectively. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2020, and 2019, the Company had, a short-term restricted bank deposit which are used as collateral for rent in the amount of $ 123 and $ 128, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of December 31, 2020, and 2019, the Company had, short-term restricted bank deposits which are used as collateral for credit payments in amounts of $ 64 and $ 63, respectively.

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	December 31,
	2020	2019
Cash, and cash equivalents as reported on the balance sheets	$28,590	$20,395
Short-term restricted bank deposits, as reported on the balance sheets	$135	$140

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$28,725	$20,535

f.	Inventories:

Inventories are stated at the lower of cost or net realized value. Cost is determined on a first in first out (“FIFO”) basis. Inventory write-downs are provided to cover technological obsolescence, excess inventories and discontinued products. Inventory write-downs represent the difference between the cost of the inventory and net realizable value. Inventory write-downs are charged to the cost of revenues and ramp up of manufacturing when a new lower cost basis is established. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Total write-downs during the years ended December 31, 2020 and 2019 amounted to $99 and $62, respectively.

g.	Long-term assets:

Long-term assets during the years ended December 31, 2020 and 2019 include mainly long-term prepayments for the Company’s cartridges manufacturing.

h.	Property and equipment:

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

The Company’s long lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2020, and 2019, no impairment was recorded.

j.	Revenue recognition

The Company recognizes revenue in accordance with ASC 606, revenue from contracts with customers, when (or as) it satisfies performance obligations by transferring promised products or services to its customers in an amount that reflects the consideration the Company expects to receive. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

Cost of revenues is comprised of the cost of production, data center costs, shipping and handling inventory, personnel and related overhead costs, depreciation of production line and related equipment costs, amortization of deferred costs and inventory write-downs.

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2020, and 2019 a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2020, and 2019, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. Some of the inputs to these models are unobservable in the market and are significant. The Company has no financial assets or liabilities measured using Level 2, or Level 3 inputs.

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

The total number of shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 7,819,905 and 6,545,910 for the year ended December 31, 2020 and 2019, respectively.

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

Severance pay expense for the year ended December 31, 2020 and 2019 amounted to $387 and $346, respectively.

s.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019 and 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

t.	Leases:

Lessee accounting:

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (ASC 842). The Company determines if an arrangement is a lease and the classification of that lease at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether the Company has a right to direct the use of the asset. The Company elected to not recognize a lease liability or right-of-use (“ROU”) asset for leases with a term of twelve months or less. The Company also elected the practical expedient to not separate lease and non-lease components for its leases.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make minimum lease payments arising from the lease. ROU assets are initially measured at amounts, which represents the discounted present value of the lease payments over the lease, plus any initial direct costs incurred. The ROU assets are reviewed for impairment. The lease liability is initially measured at lease commencement date based on the discounted present value of minimum lease payments over the lease term. The implicit rate within the operating leases is generally not determinable; therefore, the Company uses the Incremental Borrowing Rate (“IBR”) based on the information available at commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain that the Company will exercise that option. An option to terminate is considered unless it is reasonably certain that the Company will not exercise the option.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

u.	Recently issued accounting pronouncements, not yet adopted:

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

NOTE 3:-	OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2020	2019
Prepaid expenses	$1,354	$203
Deferred costs	-	24
Government authorities	80	40
Loan receivables (*)	1,500	-

	$2,934	$267

*) see note 14.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-	INVENTORIES

	December 31,
	2020	2019
Raw materials	$377	$536
Finished products	1,916	878

	$2,293	$1,414

NOTE 5: -	REVENUE

The following tables represent the Company total revenues for the year ended December 31, 2020 and 2019 by performance obligation type as a result of implementing ASC 606:

	December 31,
	2020	2019
Products	$5,767	$5,490
Services	1,809	2,069

	$7,576	$7,559

Consolidated revenues by category type are as follows (in thousands):

	December 31,
	2020	2019
Consumer Products and other revenues	$4,392	$4,478
Membership services	3,184	2,930

	$7,576	$7,559

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

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2020:

Balance, beginning of the period	$1,223
New performance obligations	3,245
Reclassification to revenue as a result of satisfying performance obligations	3,244
Balance, end of the period	$1,224

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

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2020 and 2023. Many leases include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants, the Company elected the practical expedient for short term leases.

The components of lease costs, lease term and discount rate are as follows:

Twelve Months Ended
December 31, 2020
Lease cost
Operating lease cost	$329
Short term lease cost	73
Variable lease cost	(2)
Total lease cost	400

Weighted Average Remaining Lease Term
Operating leases	1.90 years

Weighted Average Discount Rate
Operating leases	7.29%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

Operating Leases
2021	$321
2022	241
2023	5
Total undiscounted cash flows	567
Less imputed interest	(35)
Present value of lease liabilities	$532

Supplemental cash flow information related to leases are as follows:

Year ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$329
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$25

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-	PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2020	2019
Cost:

Computers and peripheral equipment	$326	$233
Office furniture and equipment	132	131
Production lines	763	748
Leasehold improvement	147	147

	1,368	1,259
Accumulated depreciation:

Computers and peripheral equipment	179	134
Office furniture and equipment	41	33
Production lines	526	412
Leasehold improvement	46	32

	792	611

Property and equipment, net	$576	$648

Depreciation expenses for the year ended December 31, 2020 and 2019 amounted to $190 and $183, respectively.

NOTE 8:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2020	2019
Employees and payroll accruals	$2,140	$1,137
Accrued expenses	880	887

	$3,020	$2,024

NOTE 9:-	COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2020, Ltd. had established guarantees to cover rent agreements and credit cards commitments that amounted to $187.

NOTE 10:-	LONG-LIVED ASSETS

As of December 31, 2020, substantially all of the Company long live assets are located in Israel.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 11:-	TAXES ON INCOME

The Company and Ltd. are separately taxed under the domestic tax laws of the country of incorporation of each entity.

a.	Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986 (the “Code”) that may impact the Company's provision for income taxes. The changes include, but are not limited to:

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

Net Operating Losses – Before the TCJA, taxable losses generated in the U.S. were able to be carried back for two years or carried forward for 20 years to offset prior/future year taxable income. TCJA changes the rule, and allows losses generated after 2017 (i.e. starting in 2018) to be carried forward indefinitely, but only to offset 80% of future year income. Carryback losses are no longer allowed.

In response to the COVID-19 pandemic, the U.S. passed the Coronavirus Aid, Relief, and Economic Security Act (CARES) in March 2020. The CARES Act changed the treatment of net operating losses (“NOLS”) generated in tax years 2018, 2019 and 2020. Losses generated in these years are able to be carried backward for 5 years, and carried forward indefinitely, without the 80% limitation.

b.	Tax rates applicable to Ltd.:

Corporate tax rate in Israel in 2019 and 2020 was 23%.

c.	Net operating loss carryforward:

Ltd. has accumulated net operating losses for Israeli income tax purposes as of December 31, 2020 in the amount of approximately $86,600. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 11:-	TAXES ON INCOME (Cont.)

As of December 31, 2020, the Company had a U.S. federal net operating loss carryforward of approximately $16,223, of which $7,120 was generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037. Under Sections 382 and 383 of the IRC, utilization of the U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization. Since the Company has not yet utilized the losses to offset income, no study has been performed to assess the potential limitations, but when relevant, a study will be performed.

The remaining $9,103 of NOLs were generated in years 2018-2020, and are subject to the TCJA, which modified the rules regarding utilization of NOLs. NOLs generated after December 31, 2017 can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event the Company's has a change of ownership, utilization of the carryforwards could be restricted.

As discussed above, under the CARES Act, the losses from 2018-2020 are excluded from the limitation, and can be carried forward indefinitely to offset 100% of future net income.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:

Net operating loss and capital losses carry forward	$23,326	$16,879
Temporary differences	1,109	888

Deferred tax assets before valuation allowance	24,435	17,767
Valuation allowance	(24,435)	(17,767)

Net deferred tax asset	$-	$-

The deferred tax balances included in the consolidated financial statements as of December 31, 2020 are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the reduction in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2020 was an increase of $6,668 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 11:-	TAXES ON INCOME (Cont.)

e.	Loss before taxes on income consists of the following:

	Year ended December 31,
	2020	2019
Domestic	$12,471	$4,418
Foreign	16,974	13,318

	$29,445	$17,736

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 12:-	STOCKHOLDERS’ EQUITY

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared at the discretion of the Company’s Board of Directors and to participate in the balance of the Company’s assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them after giving effect to any rights of holders of preferred stock. Except for contractual rights of certain investors, the holders of Common Stock have no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.

b.	On April 3, 2015, the Company’s Board of Directors approved stock for salary program pursuant to which the Company will issue compensation shares of restricted Common Stock (“Compensation Shares”) to directors, officers, and employees of the Company as consideration for a reduction in or waiver of cash salary, bonus or fees owed to such individuals. The waiver of cash salary will be done upon the average closing price of the Common Stock for the 30 trading days prior to the date the Compensation Shares are granted or as otherwise defined by the Compensation Committee of the Board of Directors.

c.	During the year ended December 31, 2019, the Company issued 104,363 Compensation Shares to certain members of the Board of Directors, officers, and employees as consideration for a waiver of cash owed to such individuals amounting to $1,011.

On April 29, 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 51,613 shares to directors, officers and employees of the Company.

In September 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 5,378 shares of Common Stock to service providers of which 4,753 shares were issued during the third and fourth quarters of 2019 and the remainder of 625 shares were issued during the first quarter of 2020.

During the year ended December 31, 2020, the Company issued 164,479 Compensation Shares to certain members of the Board of Directors, officers, and employees as consideration for a waiver of cash owed to such individuals amounting to $1,001. In addition, the Company granted 15,034 shares to directors upon departure from the Board of Directors.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

During the year ended December 31, 2020, the Board of Directors approved the grant of 170,229 shares of Common Stock to certain consultants of the Company, a portion of which were made in lieu of cash owed to such consultants.

During the year ended December 31, 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 707,182 shares to directors, officers, employees and consultants of the Company.

In January 2020, the Board of Directors authorized the Company to issue warrants to purchase up to 13,750, and 250,000 shares of Common Stock, respectively, to certain consultants of the Company, at a purchase price of $12.00 and $6.56, respectively. As such, the Company recorded a warrant compensation expense for service providers in the amount of $1,131.

In January and March 2020, the Compensation Committee of the Board of Directors approved an inducement grant of a non-qualified stock option award to purchase 140,000 shares of the Company’s Common Stock, as well as an additional inducement grant consisting of a non-qualified performance-based stock option award to purchase an additional 90,000 shares of the Company’s Common Stock outside of the Company’s Amended and Restated 2012 Equity Incentive Plan, as amended (the “2012” Plan”), pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its President and General Manager of North America and of its Chief Medical Officer.

In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the year ended December 31, 2020, a total of 16,126 restricted shares of the Company’s Common Stock were issued to certain service providers under this approval.

In April 2020, the Audit and Compensation Committee of the Board of Directors approved monthly grants of 1,500 shares of the Company’s Common Stock, of which 639 shares were issued to a board member under the 2012 Plan, and 861 restricted shares to certain service providers to be granted monthly during the 12-month period that the certain consulting agreement with said service providers is in effect. During the year ended December 31, 2020, a total of 13,500 shares of the Company’s Common Stock were issued under the said approval of which 9,195 shares were issued under the plan including 5,691 to a board member and the remaining 4,305 shares were issued as restricted shares to certain service providers.

In May 2020, the Compensation Committee of the Board of Directors authorized the Company to issue, in several installments, 45,000 shares and warrants to purchase 110,000 shares of Common Stock, to certain consultants of the Company, of which warrants to purchase 60,000 shares of Common Stock are vesting over a 12-month period. The warrants exercise prices are between $6.39 and $10.00 per share. During the year ended December 31, 2020, the Company issued all said shares and warrants, and recorded compensation expense for service providers in the amount of $576.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

d.

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

e.	In November and December, 2019, the Company entered into subscription agreements (the “Series A, A-1, A-2, A-3 and A-4 Subscription Agreement”) for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Preferred Stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share (the “Stated Value”), for aggregate gross proceeds, of approximately $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). As such, the Company recorded a deemed dividend during 2019 in the amount of $2,860 for the benefit created to the series A-2, A-3 and A-4 holders.

During the year ended December 31, 2020, a total of 5,552 of certain Series A Convertible Preferred Stock were converted into 1,278,695 shares of Common Stock.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

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

The Series A Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Preferred with respect to the Series A Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. During the year ended December 31, 2020 and 2019, The Company accounted for the dividend as a deemed dividend in a total amount of $3,059 and $295, respectively.

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

As of December 31, 2020, out of the Placement Agent Warrants that were issued in December 2019, 306,801 were exercised into 222,016 shares of Common Stock.

f.	In March 2020, the Board of Directors authorized the Company to enter into an agreement to issue in the future warrants to purchase up to 500,000 shares of Common Stock to a business partner of the Company, upon reaching certain performance criteria, at a purchase price of $5.94. Certain performance criteria with respect to the first tranche of 125,000 shares were not met and that portion of such warrant expired on December 31, 2020.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

g.	On July 28, 2020, the Company entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of (i) 2,969,266 shares of the Company’s Common Stock, at a purchase price of $7.47 per Share, and (ii) pre-funded warrants to purchase 824,689 shares of Common Stock, at a purchase price of $7.4699 per Pre-Funded Warrant. In addition, on July 30, 2020, the Company entered into a subscription agreement with an accredited investor for the purchase of 31,486 shares of Common Stock at a purchase price per share of $7.94 per Share. The aggregate gross proceeds were approximately $28,591 ($26,460 net of issuance costs).

h.	The table below summarizes the outstanding warrants as of December 31, 2020:

	Warrants outstanding as of December 31, 2020	Exercise price $	Expiration date
February 2015 PPM A (*)	232	86.40	November 25,2015
March 2016 Public Offering -Warrants	76,417	86.80	March 8, 2021
March 2016 Public Offering - Representative’s Warrants	7,172	112.50	March 8, 2021
March 2017 Public Offering - Representative’s Warrants	1,820	77.50	March 31, 2022
September 2018 PPM	153,790	25.00	September 13, 2021
September 2018 PPM (Finder Warrants)	7,030	25.00	September 13, 2021
December 2018 PPM	150,004	25.00	December 14, 2021
December 2018 PPM 2nd closing	2,500	25.00	December 27, 2021
Consultants	250,000	6.56	December 31, 2023
Placement Agent Warrants A-1 December 2019	275,070	4.05	December 19, 2024
Placement Agent Warrants A-2 December 2019	27,666	4.28	December 19, 2024
Placement Agent Warrants A-3 December 2019	95,221	4.98	December 19, 2024
Placement Agent Warrants A-4 December 2019	14,485	5.90	December 19, 2024
Consultants	10,000	7.50	April 6, 2024
Consultants	10,000	8.00	June 17, 2024
Consultants	10,000	9.00	September 9, 2024
Consultants	20,000	10.00	November 9, 2024
Consultants	60,000	6.39	February 12, 2025
Consultants	13,750	12.00	August 1, 2029
Agent warrants B-1 July 31 2020	193,044	7.47	July 31, 2025
Agent warrants B-1 July 31 2020	3,149	7.94	July 31, 2025

Total outstanding (**)	1,381,350

(*)	Warrants for which cash has been received by the Company did not issue securities.

No warrants were exercised in 2019, during the year ended December 31, 2020 certain Company warrant holders have exercised and exchanged Company warrants as detailed here below:

In January and July 2020, the Company entered into exchange agreements (each an “Exchange Agreement”) with certain Company warrant holders who were granted warrants to purchase up to an aggregate of 230,452 shares of Common Stock in September 2018. Pursuant to the terms of the Exchange Agreements, the warrant holders agreed to surrender such warrants for cancellation and received, as consideration for the cancellation of such 2018 warrants, an aggregate of 161,317 restricted shares of Common Stock, thereby creating a benefit to these warrant holders. As such the Company recorded a deemed dividend in the amount of $599.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

i.

Stock-based compensation:

On January 23, 2012, the Company’s 2012 Plan was adopted by the Board of Directors of the Company and approved by a majority of the Company’s stockholders, under which options to purchase shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

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

On October 14, 2020, the Company’s stockholders approved the 2020 Equity incentive Plan (the “2020 Plan”) and the immediate reservation of 900,000 shares under this Plan for the remainder of the 2020 fiscal year. Under the 2020 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

j.

The following options were issued under the 2012 Plan during 2019 and 2020:

On April 29, 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of 29,236 options to employees, directors and consultants of the Company, respectively, at exercise prices of $14.40 and $15.40 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term.

In September and October 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of 3,939 options to consultants of the Company, at exercise price of $12.00 per share, and 462 options in lieu of $8 owed in cash to a consultant.

On December 24, 2019, the Company’s Compensation Committee of the Board of Directors approved the grant of 42,500 options to employees of the Company, at exercise prices of $5.63 and $6.35 per share. The stock options vest over a period of three years commencing on the respective grant dates. All of the aforementioned options have a six-year term.

During the year ended December 31, 2020, the Company’s Compensation Committee of the Board of Directors approved the grant of an aggregate of 623,491 options to employees, directors and consultants of the Company, at exercise prices between $6.35 and $18.68 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a six-year term and were issued under the 2012 Plan.

In March and May 2020, the Board of Directors approved the grant of fully vested options to purchase 5,540 shares of Common Stock to certain consultants of the Company, a portion of which were made in lieu of cash owed to such consultants.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the year ended December 31, 2020 were as follows:

	Number of	Weighted average exercise price	Weighted average remaining contractual life	Aggregate Intrinsic value
	options	$	Years	$
Options outstanding at beginning of year	148,080	68.56	4.41	192
Options granted (*)	859,031	8.91
Options exercised	-	-
Options expired	9,152	41.96
Options forfeited	24,384	13.45

Options outstanding at end of year	973,575	17.56	4.99	5,510

Options vested and expected to vest at end of year	932,508	17.85	4.98	5,280

Exercisable at end of year	180,760	54.73	3.97	1,113

*) Including 230,000 non-plan options issued as inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4). See note 12(d).

Weighted average fair value of options granted during the year ended December 31, 2020 and 2019 is $5.19 and $9.41, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (expect stock and stock data)

NOTE 12:-	STOCKHOLDERS’ EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees and directors in the period presented:

	Year ended December 31,
	2020	2019
Volatility	87.55%-99.39%	84.34%-90.82%
Risk-free interest rate	0.2%-1.56%	1.69%-2.28%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-4.5

The following table presents the assumptions used to estimate the fair values of the options granted to non-employees in the period presented:

	Year ended December 31,
	2020	2019
Volatility	92.71%-99.89%	84.34%-90.82%
Risk-free interest rate	0.19%-0.31%	1.41%-2.28%
Dividend yield	0%	0%
Expected life (years)	3.5-4.5	3.5-4.5

As of December 31, 2020, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $3,772, which is expected to be recognized over a weighted average period of approximately 1.33 year.

The total compensation cost related to all the Company’s equity-based awards, recognized during year ended December 31, 2020 and 2019 were comprised as follows:

	Year ended December 31,
	2020	2019
Cost of revenues	$35	$59
Research and development	824	236
Sales and marketing	2,741	300
General and administrative	7,502	1,721

Total stock-based compensation expenses	$11,102	$2,316

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 13:-	SELECTED STATEMENTS OF OPERATIONS DATA

Financial (income) losses, net:

	Year ended December 31,
	2020	2019
Bank charges	$49	$27
Foreign currency adjustments (income) losses, net	(446)	20
Interest income	(61)	(16)

Total Financial (income) losses, net	$(458)	$31

NOTE 14:-	SUBSEQUENT EVENTS

a.	In April 2020, the Audit and Compensation Committee of the Board of Directors approved a monthly grant of 1,500 shares of the Company’s Common Stock to certain consultants. During the first quarter of 2021, the Company issued a total of 4,500 shares of the Company’s Common Stock, of which 1,857 shares were issued to a board member. The shares were issued under the 2020 Plan.

b.	In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the first quarter of 2021, the Company issued a total of 2,777 restricted shares of the Company’s Common Stock to certain service providers.

c.	On January 19, 2021, the Compensation Committee of the Board of Directors approved the grant of 5,579 shares of Common Stock to officers and employees of the Company as consideration for a reduction in or waiver of cash salary or fees owed to such individuals and the grant of 5,000 shares of the Company’s Common Stock to employee. The shares vest over a period of three years commencing on the respective grant dates. The shares were issued under the Company’s 2012 Plan.

d.	On January 19, 2021, the Company’s Compensation Committee of the Board of Directors approved the grant of 70,390 shares to consultants of the Company, the grant of 882,083 restricted shares of the Company’s Common Stock to directors, officers and employees. The shares vest over a period of three years commencing on the January 1, 2021 and approved the grant of 212,058 options to officer, employees and a consultant of the Company, at exercise prices between $14.14 and $24.99 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.

e.	In January 2021, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 928,890 shares, from 900,000 to 1,828,890.

DARIOHEALTH CORP. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 14:-	SUBSEQUENT EVENTS (Cont.)

f.

On February 1, 2021, the Company entered into a share purchase agreement pursuant to which the Company, through the Subsidiary, acquired all of the outstanding securities of Upright Technologies Ltd. (“Upright”). Upright is a leading digital MSK health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.

The Company acquired Upright as a wholly owned subsidiary. The consideration payable in connection with the share purchase agreement was capped at $31,000 in any event, subject to certain indemnity provisions, and took into account certain working capital excess generated, among other matters, by that certain convertible bridge loan in an amount of $1,500 previously disbursed by the Company to Upright, which was converted into one ordinary share of Upright at the Closing. The Company agreed to bear certain liabilities of Upright, which shall be reduced from the aggregate consideration, in an estimated amount of $3,700.

In consideration for all of the outstanding securities of Upright, the Company agreed to pay the aforementioned consideration by issuing 1,687,612 shares of the Company’s common stock, par value $0.0001 per share to the Selling Shareholders, and agreed to assume options to purchase up to 100,193 shares of the Company’s Common Stock to Upright’s personnel issuable pursuant to the Company’s existing 2020 Equity Incentive Plan.

g.	On February 1, 2021, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of the Company’s Common Stock, at a purchase price of $ 21.35 per share. The aggregate gross proceeds were approximately $70,000 ($64,880, net of issuance expenses).

h.	During February 2021, out of the warrants that were issued in September 2018, 25,407 were exercised into shares of Common Stock at exercise price of $25.00 per share. The aggregate gross proceeds were approximately $633.

i.	During February 2021, 250,000 warrants that were issued to a consultant in January 2020, were exercised on a cashless basis into 194,353 shares of Common Stock.

j.	On February 17, 2021, the Compensation Committee of the Board of Directors authorized the Company to issue warrants to purchase 400,000 shares of Common Stock, to a certain consultant of the Company, with the warrants vesting over twelve months period and with an exercise price of $25.00 per share.

k.	On March 4, 2021, the Compensation Committee of the Board of Directors approved the grant of 169,560 shares of common stock and 228,800 options to purchase common stock to officers employees and consultants of the Company at exercise prices between $25.50 and $25.837 per share. The stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.

l.	As of March 5, 2021, certain series A Convertible Preferred Stockholders converted 3,022 shares of various classes of the Company’s A Convertible Preferred Stock into 707,147 shares of Common Stock.

m.	As of March 5, 2021, 112,360 Placement Agent Warrants that were issued in December 2019 and July 2020 were exercised into 89,722 shares of Common Stock.

n.	As of March 5, 2021, 31,078 options were exercised into shares of Common Stock, with aggregate gross proceeds of approximately $178

- - - - - - - - - - - - - - -