Form 10-Q
period 2021-03-31
DarioHealth Corp.
filed 2021-05-17
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻   No ⌧

As of May 11, 2021, the registrant had 15,543,216 shares of common stock outstanding.

When used in this quarterly report, the terms “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiaries LabStyle Innovation Ltd. and Upright Technologies Ltd., each of which are Israeli companies, and Upright Technologies Inc., a Delaware company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our launch and market penetration plans;
●	the expected execution of agreements with various providers for our solution;
●	our ability to manufacture, market and generate sales of our medical devices, including Dario Blood Glucose monitor, Dario Blood Pressure monitor and Dario Weight Scale;
●	our ability to commercialize our membership programs, including our per member per month program for people with diabetes and hypertension, and our Business to Business to Consumer (“B2B2C”) services;
●	our ability to develop, launch and commercialize Dario Loop;
●	our ability to maintain our relationships with key partners;
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”) or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	interpretations of current laws and the passages of future laws;
●	our expectations regarding the impact of the COVID-19 pandemic on our business and operations; and
●	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 9, 2021) entitled “Risk Factors” as well as in our other public filings.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,171	$28,590
Short-term restricted bank deposits	245	187
Trade receivables	468	124
Inventories	5,020	2,293
Other accounts receivable and prepaid expenses	1,352	2,934

Total current assets	88,256	34,128

NON-CURRENT ASSETS:
Deposits	20	20
Operation lease right of use assets	492	498
Long-term assets	138	185
Property and equipment, net	722	576
Intangible assets, net	9,225	-
Goodwill	25,334	-

Total non-current assets	35,931	1,279

Total assets	$124,187	$35,407

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2021	2020
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,426	$2,480
Deferred revenues	1,387	1,224
Operating lease liabilities	321	310
Other accounts payable and accrued expenses	6,608	3,020

Total current liabilities	11,742	7,034

OPERATING LEASE LIABILITIES	178	222

STOCKHOLDERS’ EQUITY

Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at March 31, 2021 (unaudited) and December 31, 2020; Issued and Outstanding: 15,398,851 and 8,119,493 shares at March 31, 2021 (unaudited) and December 31, 2020, respectively

	*) -	*) -

Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2021 (unaudited) and December 31, 2020; Issued and Outstanding: 12,400 and 15,823 shares at March 31, 2021 (unaudited) and December 31, 2020, respectively

	*) -	*) -
Additional paid-in capital	271,025	171,399
Accumulated deficit	(158,758)	(143,248)

Total stockholders’ equity	112,267	28,151

Total liabilities and stockholders’ equity	$124,187	$35,407

*)   Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended
	March 31,
	2021	2020

	Unaudited
Revenues	$3,595	$1,667
Cost of revenues	1,988	888
Amortization of acquired intangible assets and inventories step-up	526	-

Gross profit	1,081	779

Operating expenses:
Research and development	$2,655	$1,231
Sales and marketing	7,132	4,091
General and administrative	5,621	5,571

Total operating expenses	15,408	10,893

Operating loss	(14,327)	(10,114)

Total financial (income) expenses, net	639	(222)

Net loss	$(14,966)	$(9,892)

Deemed dividend	$544	$1,275

Net loss attributable to holders of Common Stock	$(15,510)	$(11,167)

Net loss per share:

Basic and diluted net loss per share	$(0.92)	$(1.57)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	14,025,921	3,090,790

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2021	8,119,493	$	*)-	15,823	$	*)-	$171,399	$(143,248)	$28,151

Payment for executives and directors under Stock for Salary Program	5,579		*)-	-		-	72	-	72
Exercise of options	33,773		*)-	-		-	201	-	201
Exercise of placement agent warrants	92,575		*)-	-		-	-	-	*)-
Exercise of Warrants	219,760		*)-	-		-	633	-	633
Issuance of common stock to consultants and service provider	102,667		*)-	-		-	1,484	-	1,484
Conversion of preferred stock to common stock	802,061		*)-	(3,423)		*)-	-	-	*)-
Deemed dividend related to issuance of preferred stock	-		-	-		-	544	(544)	-
Issuance of warrants to service providers	-		-	-		-	846	-	846
Stock-based compensation	1,056,643		*)-	-		-	2,036	-	2,036
Issuance of common stock, net of issuance cost	3,278,688		*)-	-		-	64,877	-	64,877
Issuance of common stock upon acquisition of Upright Technologies Ltd.	1,687,612		*)-	-		-	28,933	-	28,933
Net loss	-		-	-		-	-	(14,966)	(14,966)
Balance as of March 31, 2021 (unaudited)	15,398,851	$	*)-	12,400	$	*)-	$271,025	$(158,758)	$112,267

*)  Represents an amount lower than $1.

The accompanying are an integral notes part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	shareholders'
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2020	2,235,649	$	*)-	21,375	$	*)-	$129,039	$(110,145)	$18,894

Payment for executives and directors under Stock for Salary Program	47,074		*)-	-		-	274	-	274
Issuance of common stock to directors and employees	654,246		*)-	-		-	4,076	-	4,076
Issuance of common stock to consultants and service provider	66,905		*)-	-		-	360	-	360
Conversion of preferred stock to common stock	2,160		*)-	(12)		*)-	-	-	*)-
Deemed dividend related to warrant exchange	97,536		*)-	-		-	376	(376)	*)-
Deemed dividend related to issuance of preferred stock	-		-	-		-	899	(899)	-
Issuance of warrants to service providers	-		-	-		-	1,131	-	1,131
Stock-based compensation	-		-	-		-	583	-	583
Net loss	-		-	-		-	-	(9,892)	(9,892)
Balance as of March 31, 2020 (unaudited)	3,103,570	$	*)-	21,363	$	*)-	$136,738	$(121,312)	$15,426

*)   Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended
	March 31,
	2021	2020

	Unaudited
Cash flows from operating activities:
Net loss	$(14,966)	$(9,892)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants, and service providers	4,438	6,356
Depreciation	64	46
Change in operating lease right of use assets	6	80
Amortization of acquired inventories step-up	151	-
Amortization of acquired intangible assets	375	-
Decrease (increase) in trade receivables	318	(102)
Decrease (increase) in other accounts receivable and prepaid expenses and long-term assets	207	(227)
Decrease (increase) in inventories	(32)	193
Decrease in trade payables	(544)	(417)
Decrease in other accounts payable and accrued expenses	(609)	(523)
Increase in deferred revenues	93	42
Change in operating lease liabilities	(33)	(101)

Net cash used in operating activities	(10,532)	(4,545)

Cash flows from investing activities:
Purchase of property and equipment	(68)	(28)
Loans repaid as part of Upright Technologies Ltd. acquisition	(3,016)	-
Cash acquired as part of Upright Technologies Ltd. acquisition	544	-

Net cash used in investing activities	(2,540)	(28)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,877	-
Proceeds from exercise of warrants	633	-
Proceeds from exercise of options	201	-

Net cash provided by financing activities	65,711	-

Increase (decrease) in cash, cash equivalents and short-term restricted bank deposits	52,639	(4,573)
Cash, cash equivalents and short-term restricted bank deposits at beginning of period	28,725	20,535

Cash, cash equivalents and short-term restricted bank deposits at end of period	$81,364	$15,962

Schedule A- Acquisition of Upright Technologies Ltd:
Estimated net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:
Working capital, net (excluding cash and cash equivalents)	$(2,171)	$-
Equipment and other assets	142	-
Intangible assets	9,600	-
Goodwill	25,334	-
Loan of Upright Technologies Ltd	(4,516)	-
Issuance of common stock to Upright Technologies Ltd. shareholders	(28,933)	-

Cash acquired as part of Upright Technologies Ltd. acquisition	$(544)	$-

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

DarioHealth has one reporting unit and one segment.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (the “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On January 26, 2021, the Company entered into a share purchase agreement pursuant to which the Company, through the Subsidiary, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a leading digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.
d.	During the three months ended March 31, 2021, the Company incurred operating losses and negative cash flows from operating activities amounting to $14,327 and $10,532, respectively. On March 31, 2021, we had $81,171 in available cash and cash equivalent. Management believes that our cash on hand is sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.
e.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple IOS 6.1 platform and higher.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL (Cont.)

f.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively. Our listed warrants expired in March 2021 and ceased trading on the Nasdaq Capital Market as a result.
g.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and has not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial and operational results, it could be material.

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 are applied consistently in these unaudited interim consolidated financial statements.

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	March 31,	March 31,
	2021	2020
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$81,171	$15,826
Short-term restricted bank deposits, as reported on the balance sheets	193	136

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$81,364	$15,962

c.    Recently issued accounting pronouncements, not yet adopted:

In September 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 3: -   UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of March 31, 2021, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2021, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the three months ended March 31, 2021. Results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

NOTE 4 – ACQUISITION

On January 26, 2021 (the “Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Agreement”) with Upright’s shareholders pursuant to which the Company, through the Subsidiary, acquired 100% of the ordinary shares of Upright.

Pursuant to the terms of the Agreement, the acquisition closed on February 1, 2021. The consideration payable in connection with the Agreement was capped at $31,000 and in any event, is subject to certain indemnity provisions, and took into account certain working capital excess generated, among other matters, by that certain convertible bridge loan in an amount of $1,500 previously disbursed by the Company to Upright, which was converted into one ordinary share of Upright at the closing. The Company agreed to bear certain liabilities of Upright, which were reduced from the aggregate consideration, in an estimated amount of $3,700.

The preliminary estimated fair value of consideration transferred on the Acquisition Date was comprised of (i) share consideration to owners of Upright for approximately 1,490,154 shares of the Company’s Common Stock (ii) and approximately 37,857 employees’ options to purchase shares of the Company’s Common Stock on account of Upright’s vested options valued at a total of $28,933. In addition, contingent consideration of 62,371 restricted stock units are being held in escrow for future vested stock options valued at $969, and 113,576 restricted Common stock units are being held in escrow issuable to Upright Founder upon the completion of a holdback service period (“Holdback restricted stock units”), valued at $2,069.

In accordance with Accounting Standards Codification (ASC) 805 “Business Combinations” the measurement period for the acquisition of Upright is for one year during which the Company may reevaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITION (Cont.)

in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the Acquisition Date.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

March 31,
2021
Unaudited
Tangible assets acquired	$4,272
Liabilities assumed	(10,273)
Net liabilities assumed	(6,001)

Technology	9,600
Goodwill	25,334
Total purchase price	$28,933

The table below summarizes the value of the total consideration given in the transaction:

Amount
Unaudited
Shares issued to owners	$28,221
Shares issued for vested options	712
Preliminary purchase price	28,933
Restricted stock units held in escrow	969
Holdback restricted stock units	2,069
Total consideration	$31,971

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Upright, which closed in February 2021, had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had Upright been acquired as of the first day of the period presented.

Three months ended
March 31,
2021
Total revenue	$4,650
Total expenses	21,736
Preferred stock Deemed dividend	544
Net loss attributable to holders of common stock	(17,630)

Basic and diluted net loss per share	$(1.01)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   INVENTORIES

	March 31,	December 31,
	2021	2020
	Unaudited
Raw materials	$438	$377
Finished products	4,582	1,916

	$5,020	$2,293

During the three-month period ended March 31, 2021, and the year ended December 31, 2020, total inventory write-off expenses amounted to $35 and $99, respectively.

NOTE 6: -   REVENUES

The following tables represent the Company’s total revenues for the three months ended March 31, 2021 and 2020 by product type:

	Three months ended
	March 31,
	2021	2020

	Unaudited
Products	$3,120	$1,185
Services	475	482

	$3,595	$1,667

Consolidated revenues by category type are as follows:

	Three months ended
	March 31,
	2021	2020

	Unaudited
Consumer Products and other revenues	$2,726	$889
Membership services	869	778

	$3,595	$1,667

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   REVENUES (Cont.)

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2021:

Balance, beginning of the period	$1,224
New performance obligations	1,032
Reclassification to revenue as a result of satisfying performance obligations	(869)
Balance, end of the period	$1,387

Because all performance obligations in the Company’s contracts with customers relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

NOTE 7: -   COMMITMENTS AND CONTINGENT LIABILITIES

From time to time the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

NOTE 8: -   STOCKHOLDERS’ EQUITY

a.	During January 2021, the Company’s Compensation Committee (the “Compensation Committee”) of the Board of Directors approved an aggregate of 5,579 shares of Common Stock to certain officers and employees of the Company as consideration for a reduction in, or waiver, of cash salary, or fees owed to such individuals and the grant of 5,000 restricted shares of Common Stock to employee. The shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan, as amended (the “2012 Plan”).

In January 2021, the Board of Directors approved the grant of an aggregate of 99,074 options to officers, employees and consultants of Upright, at exercise prices between $0.01 to $24.48 per share. The stock options vest over a period of three years or less commencing on the respective original grant dates. The options have a ten-year term and were issued under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”).

During the three months ended March 31, 2021, the Board of Directors approved the grant of 95,390 unregistered shares of Common Stock to certain consultants of the Company.

During the three months ended March 31, 2021, the Company’s Compensation Committee approved the grant of an aggregate of 1,051,643 restricted shares of Common Stock subject to time vesting to directors, officers, employees and consultants of the Company, and the grant of 440,858 options to officers, employees and consultants of the Company, at exercise prices between $14.15 and $25.84 per share. The time vesting restricted shares and stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

In April 2020, the Compensation Committee approved a monthly grant of shares of Common Stock equal up to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect.

During the three months ended March 31, 2021, a total of 2,777 restricted unregistered shares of Common Stock were issued to certain service providers under this approval.

In April 2020, the Audit and Compensation Committee of the Board of Directors approved monthly grants of 1,500 shares of Common Stock, of which 639 shares are to be issued to a board member granted monthly during the 12 month period that the certain consulting agreement with said service providers is in effect.

During the three months ended March 31, 2021, a total of 4,500 shares of Common Stock were issued under the said approval of which 1,857 shares were issued to a board member and 2,643 restricted shares were issued to certain service providers under the 2012 and 2020 Plans.

b.	In January 2021, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 928,890 shares, from 900,000 to 1,828,890.
c.	In May 2020, the Compensation Committee of the Board of Directors authorized the Company to issue warrants to purchase 60,000 shares of Common Stock vesting over a 12 month period, to certain consultants. The warrants exercise price is $6.39 per share. During the three- months ended March 31, 2021, the Company recorded warrants compensation expense for service provider in the amount of $18.

In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to certain consultant of the Company, at a purchase price of $25.00. As such, the Company recorded a warrant compensation expense for service providers in the amount of $827.

During the three months ended March 31, 2021 certain Company warrants holders have exercised warrants into 219,760 shares for total proceeds of $633.

d.	In November and December 2019, the Company entered into subscription agreements for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock (collectively, the “Series A Convertible Preferred Stock”), at a purchase price of $1,000 per share, for aggregate gross proceeds of $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, and the total amount of Common Stock issuable upon conversion of all classes of the Series A Convertible Preferred Stock is up to 4,960,281 shares of Common Stock.

During the three months ended March 31, 2021 3,423 of certain Series A Convertible Preferred Stock were converted into 802,061 shares of Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

Pursuant to the placement agency agreement executed by and between the Company and the registered broker dealer retained to act as the Company’s exclusive placement agent (the “Placement Agent”) for the offering of the Series A Preferred Stock, the Company paid the Placement Agent an aggregate cash fee of $1,788, a non-accountable expense allowance of $641 and was required to issue to the Placement Agent or its designees warrants to purchase 719,243 shares of Common Stock at an exercise price ranging from $4.05 to $5.90 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable for a period of five years from the date of the final closing of the Series A Preferred Stock Offering.

During the three months ended March 31, 2021, 100,695 Placement Agent Warrants that were issued in December 2020 were exercised into 92,575 shares of Common Stock.

e.	The Series A Convertible Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Convertible Preferred with respect to the Series A Convertible Preferred Stock; or (ii) the 36-month anniversary of each of the date the Series A Convertible Preferred Stock was issued (each, the “Series A Effective Date”). The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as deemed dividend, during the three months ended March 31, 2021 a total amount of $544 was recorded.
f.	On February 1, 2021, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000 ($64,877, net of issuance expenses).
g.	During the three months ended March 31, 2021, options were exercised into 33,773 shares of Common Stock, with aggregate gross proceeds of approximately $201.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

h.	Stock based compensation:

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the three-month period ended March 31, 2021, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$

Options outstanding at beginning of period	973,575	17.56	4.99	5,510
Options granted	539,932	21.53
Options exercised	(33,773)	5.96
Options expired	(22,774)	16.86
Options forfeited	(13,952)	23.51

Options outstanding at end of period	1,443,008	11.00	6.38	9,510

Options vested and expected to vest at end of period	1,372,602	19.75	6.36	9,089

Exercisable at end of period	296,908	37.65	4.57	2,768

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the three-month period ended March 31, 2021, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	-
Restricted shares granted	1,056,643
Restricted shares forfeited	-

Restricted shares outstanding at end of period	1,056,643

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount is impacted by the changes in the fair market value of the Common Stock.

As of March 31, 2021, the total amount of unrecognized stock-based compensation expense was approximately $24,509 which will be recognized over a weighted average period of 1.46 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended
	March 31,
	2021			2020

Volatility	94.73%	-	111.82%	87.55%	‑	92.22%
Risk-free interest rate	0.11%	-	0.96%	0.46%	‑	1.56%
Dividend yield	-		-%			-%
Expected life (years)	2.09	-	5.88	3.5	‑	4.5

The total compensation cost related to all of the Company’s equity-based awards recognized during the three-month period ended March 31, 2021, and 2020 was comprised as follows:

	Three months ended
	March 31,
	2021	2020

	Unaudited
Cost of revenues	$13	$15
Research and development	414	337
Sales and marketing	1,035	1,551
General and administrative	2,976	4,453

Total stock-based compensation expenses	$4,438	$6,356

NOTE 9: -   FINANCIAL EXPENSES (INCOME), NET

	Three months ended
	March 31,
	2021	2020

	Unaudited
Bank charges	$43	$36
Foreign currency adjustments (income) losses, net	605	(223)
Interest income	(9)	(35)

Total financial (income) losses, net	$639	$(222)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   SUBSEQUENT EVENTS

a.	In April 2021, the Audit and Compensation Committee of the Board of Directors approved a grant of 70,678 shares of Common Stock to certain consultants and service providers.
b.	In April 2020, the Compensation Committee approved a monthly grant of shares of Common Stock equal up to $11 of restricted shares to a certain service provider per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the second quarter of 2021, the Company issued a total of 548 restricted shares of Common Stock to that certain service provider.
c.	On May 3, 2021, the Compensation Committee approved the grant of 1,754 shares of Common Stock to officers and employees of the Company as consideration for a reduction in or waiver of cash salary owed to such individuals. The shares were issued under the Company’s 2020 Plan.
d.	On April 13, 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to a certain consultant of the Company, with an exercise price of $35.00 per share, and 12,500 warrants to purchase 12,500 shares of Common Stock with an exercise price of $18.57 per share.
e.	During April 2021, certain series A Convertible Preferred Stockholders converted 225 shares of various classes of the Company’s A Convertible Preferred Stock into 51,282 shares of Common Stock.
f.	As of May 11, 2021, 28,204 Placement Agent Warrants that were issued in July 2020 were exercised into 18,486 shares of Common Stock.
g.	As of May 11, 2021, options were exercised 1,617 shares of Common stock, with aggregate gross proceeds of approximately $13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Upright, which we acquired in February 2021, is a leading digital MSK health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech. Upright has over 90,000 active users and its clinically validated solution is recommended by more than 500 clinics worldwide.

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

Critical Accounting Policies

Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, reference is made to Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed on March 9, 2021) with respect to our Critical Accounting Policies. There have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2021, amounted to $3,595, an increase of 116% compared to $1,667 of revenues during the three months ended March 31, 2020. The increase in revenues for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is due to an increase in our direct to consumer (“D2C”) sales in the first quarter of 2021, and from the consolidation of Upright’s revenues. The proforma revenues for the three months ended March 31, 2021, assuming that the closing of the acquisition of Upright would have taken place on the first day of the quarter would have amounted to $4,650.

.

Revenues were derived mainly from the sales of Dario’s products and our membership offering through D2C acquisitions located mainly in the United States and Australia, through our on-line store and through distributors. Revenues also include the consolidated revenues of Upright for the period of February 2, 2021 through March 31, 2021.

Cost of Revenues

During the three months ended March 31, 2021 we recorded cost of revenues in the amount of $2,514, an increase of 183% as compared to $888 of recorded cost of revenues during the three months ended March 31, 2020. The increase in cost of revenues in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, are mainly as a result of the consolidation of Upright’s cost of revenues, and the amortization of inventory step up and acquired technology in the amount of $526 as a result of the acquisition of Upright.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2021, amounted to $1,081 (30.1% of revenues) compared to $779 (46.7% of revenues) during the three months ended March 31, 2020. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly as a result of amortization of inventory step up and acquired technology following the acquisition of Upright amounting $526. Gross profit excluding these amortizations was $1,607 (44.7% of revenues).

Research and Development Expenses

Our research and development expenses increased by $1,424, or 116% to $2,655 for the three months ended March 31, 2021, compared to $1,231 for the three months ended March 31, 2020. This increase was mainly due to the consolidation of Upright during the three months ended March 31, 2021.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario and Upright software application and related devices, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, Dario’s clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $3,041, or 74.3% to $7,132 for the three months ended March 31, 2021, compared to $4,091 for the three months ended March 31, 2020. This increase was mainly due to the consolidation of Upright during the three months ended March 31, 2021.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario service offering, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $50, or 0.9%, to $5,621 for the three months ended March 31, 2021, compared to $5,571 for the three months ended March 31, 2020. This increase was mainly due to a net increase in our various general and administrative expenses which also includes the consolidation of Upright.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial (Income) Expenses, net

Our financial expenses, net for the three months ended March 31, 2021, were $639, an increase of 388%, compared to financial income of $222 for three months ended March 31, 2020. This increase was mainly due to foreign currency translation differences.

Financial (income) expenses, net mainly include bank charges, interest income, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $5,074, or 51.3%, to $14,966 for the three months ended March 31, 2021, compared to a net loss of $9,892 for the three months ended March 31, 2020. The increase in net loss for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was mainly due to the increase in our operating expenses and the consolidation of Upright.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $15,510 and $11,167 for the three months ended March 31, 2021 and 2020, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change
Net Loss Reconciliation
Net loss - as reported	$(14,966)	$(9,892)	$(5,074)

Adjustments
Depreciation and amortization expenses	590	46	544
Other financial expenses (income), net	639	(222)	861

EBITDA	(13,737)	(10,068)	(3,669)

Stock-based compensation expenses	4,438	6,356	(1,918)
Acquisition costs	378	-	378

Non-GAAP adjusted loss	$(8,921)	$(3,712)	$(5,209)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of March 31, 2021, we had approximately $81,171 in cash and cash equivalents compared to $28,590 at December 31, 2020.

We have experienced cumulative losses of $158,758 from inception (August 11, 2011) through March 31, 2021 and have a stockholders’ equity of $111,368 on March 31, 2021. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next 12 months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, and the exercise of existing warrants and options, receiving aggregate net proceeds totaling $189,685 as of March 31, 2021.

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

On February 1, 2021, we entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2021	2020
	$	$
Cash used in operating activities:	(10,532)	(4,545)
Cash used in investing activities:	(2,540)	(28)
Cash provided by financing activities:	65,711	-
	52,639	(4,573)

Net cash used in operating activities

Net cash used in operating activities was $10,532 for the three months ended March 31, 2021 an increase of 131.7% compared to $4,545 used in operations for the same period in 2020. Cash used in operations increased mainly due to the increase in our marketing activities.

Net cash used in investing activities

Net cash used for investing activities was $2,540 for the three months ended March 31, 2021, an increase of 8,971% compared to cash derived from investing activities of $28 for the same period in 2020. Cash used for investing activities increased mainly due to the repayment of a loan we made to Upright as well as cash acquired as part of the acquisition of Upright.

Net cash provided by financing activities

Net cash provided by financing activities was $65,711 for the three months ended March 31, 2021 compared to no financing activities during the same period in 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2021, we issued an aggregate of 98,167 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 17, 2021		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)