Form 10-Q
period 2021-06-30
DarioHealth Corp.
filed 2021-08-16
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, the registrant had 16,509,365 shares of common stock outstanding.

When used in this quarterly report, the terms “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation, our subsidiaries LabStyle Innovation Ltd. and Upright Technologies Ltd., each of which are Israeli companies, and Upright Technologies Inc. and PsyInnovations Inc., each a Delaware company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,865	$28,590
Short-term restricted bank deposits	248	187
Trade receivables	1,433	124
Inventories	4,575	2,293
Other accounts receivable and prepaid expenses	1,488	2,934

Total current assets	71,609	34,128

NON-CURRENT ASSETS:
Deposits	20	20
Operation lease right of use assets	433	498
Long-term assets	137	185
Property and equipment, net	686	576
Intangible assets, net	18,699	-
Goodwill	39,399	-

Total non-current assets	59,374	1,279

Total assets	$130,983	$35,407

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2021	2020
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,044	$2,480
Deferred revenues	1,309	1,224
Operating lease liabilities	311	310
Other accounts payable and accrued expenses	7,081	3,020

Total current liabilities	12,745	7,034

OPERATING LEASE LIABILITIES	125	222

STOCKHOLDERS’ EQUITY

Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at June 30, 2021 (unaudited) and December 31, 2020; Issued and Outstanding: 16,330,842 and 8,119,493 shares at June 30, 2021 (unaudited) and December 31, 2020, respectively

	*) -	*) -

Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2021 (unaudited) and December 31, 2020; Issued and Outstanding: 12,122 and 15,823 shares at June 30, 2021 (unaudited) and December 31, 2020, respectively

	*) -	*) -
Additional paid-in capital	295,124	171,399
Accumulated deficit	(177,011)	(143,248)

Total stockholders’ equity	118,113	28,151

Total liabilities and stockholders’ equity	$130,983	$35,407

*)   Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	Unaudited		Unaudited
Revenues	$5,261	$1,787	$8,856	$3,454
Cost of revenues	2,661	1,151	4,649	2,039
Amortization of acquired intangible assets and inventories step-up	1,092	-	1,618	-

Gross profit	1,508	636	2,589	1,415

Operating expenses:
Research and development	$3,742	$825	$6,397	$2,056
Sales and marketing	9,648	2,608	16,780	6,699
General and administrative	6,121	1,326	11,742	6,897

Total operating expenses	19,511	4,759	34,919	15,652

Operating loss	(18,003)	(4,123)	(32,330)	(14,237)

Total financial (income) expenses, net	(238)	(117)	401	(339)

Net loss	$(17,765)	$(4,006)	$(32,731)	$(13,898)

Deemed dividend	$488	$786	$1,032	$2,061

Net loss attributable to holders of Common Stock	$(18,253)	$(4,792)	$(33,763)	$(15,959)

Net loss per share:

Basic and diluted net loss per share	$(0.99)	$(0.68)	$(1.85)	$(2.33)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	15,691,359	4,121,965	15,460,758	3,606,378

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2021	8,119,493	$	*)-	15,823	$	*)-	$171,399	$(143,248)	$28,151

Payment for executives and directors under Stock for Salary Program	5,579		*)-	-		-	72	-	72
Exercise of options	33,773		*)-	-		-	201	-	201
Exercise of placement agent warrants	92,575		*)-	-		-	-	-	*)-
Exercise of warrants	219,760		*)-	-		-	633	-	633
Issuance of common stock to consultants and service provider	102,667		*)-	-		-	1,484	-	1,484
Conversion of preferred stock to common stock	802,061		*)-	(3,423)		*)-	-	-	*)-
Deemed dividend related to issuance of preferred stock	-		-	-		-	544	(544)	-
Issuance of warrants to service providers	-		-	-		-	846	-	846
Stock-based compensation	1,056,643		*)-	-		-	2,036	-	2,036
Issuance of common stock, net of issuance cost	3,278,688		*)-	-		-	64,877	-	64,877
Issuance of common stock upon acquisition of Upright Technologies Ltd.	1,687,612		*)-	-		-	28,933	-	28,933
Net loss	-		-	-		-	-	(14,966)	(14,966)
				-
Balance as of March 31, 2021 (unaudited)	15,398,851	$	*)-	12,400	$	*)-	$271,025	$(158,758)	$112,267

Payment for executives and directors under Stock for Salary Program	1,754		*)-	-		-	27	-	27
Exercise of options	6,772		*)-	-		-	55	-	55
Exercise of placement agent warrants	18,486		*)-	-		-	-	-	-
Exercise of warrants	232		*)-	-		-	-	-	-
Issuance of common stock to consultants and service provider	72,754		*)-	-		-	889	-	889
Conversion of preferred stock to common stock	64,369		*)-	(278)		*)-	-	-	-
Deemed dividend related to issuance of preferred stock	-		-	-		-	488	(488)	-
Issuance of warrants to service providers	-		-	-		-	1,951	-	1,951
Stock-based compensation	(500)		*)-	-		-	2,595	-	2,595
Issuance of common stock upon acquisition of PsyInnovations Inc.(dba WayForward)	768,124		*)-	-		-	18,094	-	18,094
Net loss	-		-	-		-	-	(17,765)	(17,765)

Balance as of June 30, 2021 (unaudited)	16,330,842	$	*)-	12,122	$	*)-	$295,124	$(177,011)	$118,113

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended
	June 30,
	2021	2020

	Unaudited
Cash flows from operating activities:
Net loss	$(32,731)	$(13,898)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants, and service providers	9,900	7,178
Depreciation	133	92
Change in operating lease right of use assets	65	162
Amortization of acquired inventories step-up	523	-
Amortization of acquired intangible assets	1,106	-
Decrease (increase) in trade receivables	(452)	48
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	134	(197)
Decrease in inventories	41	73
Increase (decrease) in trade payables	54	(77)
Decrease in other accounts payable and accrued expenses	(1,472)	(446)
Increase (decrease) in deferred revenues	(43)	47
Change in operating lease liabilities	(96)	(166)

Net cash used in operating activities	(22,838)	(7,184)

Cash flows from investing activities:
Investment in deposit	(1)	(2)
Purchase of property and equipment	(97)	(41)
Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	(5,023)	-
Loans repaid as part of Upright Technologies Ltd. acquisition	(3,016)	-
Cash acquired as part of Upright Technologies Ltd. acquisition	544	-

Net cash used in investing activities	(7,593)	(43)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,877	-
Proceeds from exercise of warrants	633	-
Proceeds from exercise of options	256	-

Net cash provided by financing activities	65,766	-

Increase (decrease) in cash, cash equivalents and short-term restricted bank deposits	35,335	(7,227)
Cash, cash equivalents and short-term restricted bank deposits at beginning of period	28,725	20,535

Cash, cash equivalents and short-term restricted bank deposits at end of period	$64,060	$13,308

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

U.S. dollars in thousands

Schedule A- Acquisition of Upright Technologies Ltd:
Estimated net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:
Working capital, net (excluding cash and cash equivalents)	$(2,171)	$-
Equipment and other assets	142	-
Intangible assets	9,600	-
Goodwill	25,334	-
Loan of Upright Technologies Ltd	(4,516)	-
Issuance of common stock to Upright Technologies Ltd. shareholders	(28,933)	-

Cash acquired as part of Upright Technologies Ltd. acquisition	$(544)	$-

Schedule B- Acquisition of PsyInnovations Inc. (dba WayForward):
Estimated net fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:
Working capital, net (excluding cash and cash equivalents)	$(901)	$-
Equipment and other assets	4	-
Intangible assets	10,205	-
Goodwill	14,065	-
Liability to PsyInnovations Inc. (dba WayForward) previous shareholders	(256)
Issuance and expected issuance of common stock to PsyInnovations Inc. (dba WayForward) shareholders	(18,094)	-

Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	$5,023	$-

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

DarioHealth has one reporting unit and one segment.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (the “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through the Subsidiary, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a leading digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.
d.	On May 15, 2021, the Company entered into an agreement and plan of merger (the “Agreement and Plan of Merger”) pursuant to which the Company, through its fully owned subsidiary WF Merger Sub, Inc. (“Merger Sub”) merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. PsyInnovations Inc. (dba WayForward) is a mental health company who develops the WayForward behavioral digital health platform with artificial intelligence (AI) enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy (CBT), self-directed care, expert coaching and access to in-person and telehealth provider visits.
e.	During the six months ended June 30, 2021, the Company incurred operating losses and negative cash flows from operating activities amounting to $32,330 and $22,838, respectively. On June 30, 2021, we had $63,865 in available cash and cash equivalent. Management believes that the Company’s cash on hand is sufficient to meet its obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL (Cont.)

f.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple IOS 6.1 platform and higher.
g.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively. Our listed warrants expired in March 2021 and ceased trading on the Nasdaq Capital Market as a result.
h.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and has not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial and operational results, it could be material.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	June 30,	June 30,
	2021	2020
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$63,865	$13,182
Short-term restricted bank deposits, as reported on the balance sheets	195	126

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$64,060	$13,308

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

NOTE 3: -   UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of June 30, 2021, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2021, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the six months ended June 30, 2021. Results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

NOTE 4 – ACQUISITIONS

a.	Acquisition of Upright

On January 26, 2021 (the “Acquisition Date”), the Company entered into the Share Purchase Agreement with Upright’s shareholders pursuant to which the Company, through the Subsidiary, acquired 100% of the ordinary shares of Upright.

Pursuant to the terms of the Share Purchase Agreement, the acquisition closed on February 1, 2021. The consideration payable in connection with the Agreement was capped at $31,000 and in any event, is subject to certain indemnity provisions, and took into account certain working capital excess generated, among other matters, by a convertible bridge loan in the amount of $1,500 previously disbursed by the Company to Upright, which was converted into one ordinary share of Upright at the closing. The Company agreed to bear certain liabilities of Upright, which were reduced from the aggregate consideration, in an estimated amount of $3,700.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

a.	Acquisition of Upright (Cont.)

The preliminary estimated fair value of consideration transferred on the Acquisition Date was comprised of (i) share consideration to owners of Upright for approximately 1,490,154 shares of the Company’s Common Stock (ii) and approximately 37,857 employees’ options to purchase shares of the Company’s Common Stock on account of Upright’s vested options valued at a total of $28,933.

In addition, 62,371 restricted stock units are being held in escrow for future vested stock options valued at $969, and 113,576 restricted shares of Common Stock are being held in escrow issuable to Upright Founder upon the completion of a holdback service period of 18 months (“Holdback restricted stock units”), valued at $2,069. In addition, the Company incurred acquisition-related costs in a total amount of $378. Acquisition-related costs include legal and accounting services.

Purchase price allocation:

Under business combination accounting principles, the total purchase price was allocated to Upright’s net tangible and intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

	June 30,
	2021	Amortization
	Unaudited	period (Years)
Tangible assets acquired	$1,427
Inventory *)	2,845
Liabilities assumed	(10,273)
Net liabilities assumed	(6,001)

Technology	9,600	4
Goodwill	25,334	Infinite
Total purchase price	$28,933

*) Including step-up in inventory fair value of $1,140

The table below summarizes the value of the total consideration given in the transaction:

Amount
Unaudited
Shares issued to owners	$28,221
Shares issued for vested options	712
Preliminary purchase price	28,933
Restricted stock units held in escrow	969
Holdback restricted stock units	2,069
Total consideration	$31,971

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

b.	Acquisition of WayForward

On June 7, 2021, the Company through the Merger Sub, completed the acquisition of WayForward through the merger of WayForward into Merger Sub., which changed its name to PsyInnovations, Inc. in connection with the merger (collectively, the “Merger”). Under the Agreement and Plan of Merger, dated as of May 15, 2021, the Company paid, aggregate consideration (“Merger Consideration”) of (A) $5,750 in cash and (B) up to $21,250 million equal to 768,124 in shares of Company common stock, par value $0.0001 per share (the “Common Stock”), (C) Up to $5,000 equal to 237,076 in shares of Common Stock structured as an earn-out payable in shares of Common Stock if behavioral health revenues from the Company exceed a certain threshold in 2022, subject to customary working capital and other adjustments as of the closing of the Merger (the "Closing"). The Company will pay $3,000 of the Merger Consideration, consisting of $2,750 equal up to 130,397 in shares of Common Stock and up to $250 in cash, after a minimum of eighteen (18) months to secure indemnification obligations. In addition, the Company incurred acquisition-related costs in a total amount of $502. Acquisition-related costs include legal and accounting services.

Purchase price allocation:

Under business combination accounting principles, the total purchase price was allocated to WayForward’s net tangible and intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

	June 30,
	2021	Amortization
	Unaudited	period (years)
Tangible assets acquired	$398
Liabilities assumed	(1,157)
Net liabilities assumed	(759)

Technology	9,666	4
Brand	539	3
Goodwill	14,065	Infinite
Total purchase price	$23,511

The table below summarizes the value of the total consideration given in the transaction:

Amount
Unaudited
Shares issued and expected to be issued to owners	$14,272
Cash consideration	5,417
Earn-out consideration	3,822
Preliminary purchase price	23,511

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

In accordance with Accounting Standards Codification (ASC) 805 “Business Combinations” the measurement period for the acquisition of Upright and WayForward is for one year during which the Company may reevaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the Acquisition Date. Our purchase price allocation was made using our best estimates of fair value, which are dependent upon certain valuation and other analyses that are not yet final.

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Upright and WayForward, which closed in February and June 2021, respectively, had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had Upright and WayForward been acquired as of the first day of the period presented.

Six months ended
June 30,
2021
Total revenue	$10,298
Total expenses	48,938
Preferred stock Deemed dividend	1,032
Net loss attributable to holders of common stock	(39,672)

Basic and diluted net loss per share	$(2.06)

NOTE 5: -   INVENTORIES

	June 30,	December 31,
	2021	2020
	Unaudited
Raw materials	$557	$377
Finished products	4,018	1,916

	$4,575	$2,293

During the six-month period ended June 30, 2021, and the year ended December 31, 2020, total inventory write-off expenses amounted to $42 and $99, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   REVENUES

The following tables represent the Company’s total revenues for the three and six months ended June 30, 2021 and 2020 by product type:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	Unaudited		Unaudited
Products	$4,660	$1,305	$7,751	$2,490
Services	601	482	1,105	964

	5,261	1,787	$8,856	$3,454

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

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2021:

Balance, beginning of the period	$1,224
New performance obligations	1,778
Reclassification to revenue as a result of satisfying performance obligations	(1,693)
Balance, end of the period	$1,309

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

NOTE 8: -   STOCKHOLDERS’ EQUITY

a.	During the six-month ended June 30, 2021, the Company’s Compensation Committee (the “Compensation Committee”) of the Board of Directors approved an aggregate of 7,333 shares of Common Stock to certain officers and employees of the Company as consideration for a reduction in, or waiver, of cash salary, or fees owed to such individuals and the grant of 5,000 restricted shares of Common Stock to employee. 10,579 shares were issued under the Company’s Amended and Restated 2012 Equity Incentive Plan, as amended (the “2012 Plan”) and 1,754 shares were issued under the 2020 Equity Incentive Plan (the “2020 Plan”).

In January 2021, the Board of Directors approved the grant of an aggregate of 99,074 options to purchase Common Stock to officers, employees, and consultants of Upright, at exercise prices between $0.01 to $24.48 per share. The stock options vest over a period of four years or less commencing on the respective original grant dates. The options have a ten-year term and were issued under the Company’s 2020 Plan.

During the six months ended June 30, 2021, the Board of Directors approved the grant of 166,068 unregistered shares of Common Stock to certain consultants of the Company.

During the six months ended June 30, 2021, the Company’s Compensation Committee approved the grant of an aggregate of 1,051,643 restricted shares of Common Stock subject to time vesting to directors, officers, employees and consultants of the Company, as well as the grant of 490,858 options to purchase Common Stock, and 10,000 performance-based options to purchase Common Stock to officers, employees and consultants of the Company, at exercise prices between $14.15 and $25.84 per share. The time vesting restricted shares and stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.

In April 2020, the Compensation Committee approved a monthly grant of shares of Common Stock equal up to between $12.00 to $16.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect.

During the six months ended June 30, 2021, a total of 4,853 restricted unregistered shares of Common Stock were issued to certain service providers under this approval.

In April 2020, the Audit and Compensation Committee of the Board of Directors approved monthly grants of 1,500 shares of Common Stock, of which 639 shares are to be issued to a board member granted monthly during the 12 month period that the certain consulting agreement with said service providers is in effect.

During the six months ended June 30, 2021, a total of 4,500 shares of Common Stock were issued under the said approval of which 1,857 shares were issued to a board member and 2,643 shares were issued to certain service providers under the 2012 and 2020 Plans.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

b.	In May 2021, the Compensation Committee of the Board of Directors approved an inducement grant of a non-qualified stock option award to purchase 60,000 shares of the Company’s Common Stock, as well as an additional inducement grant consisting of a non-qualified performance-based stock option award to purchase an additional 15,000 shares of the Company’s Common Stock outside of the Company’s 2020 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4),in connection with the employment of one employee as part of the acquisition of WayForward (see note 4), the options were granted on June 7, 2021 as part of the closing of the Merger.
c.	In January and June 2021, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 1,628,890 shares, from 900,000 to 2,528,890.
d.	In May 2020, the Compensation Committee of the Board of Directors authorized the Company to issue warrants to purchase 60,000 shares of Common Stock vesting over a 12 month period, to certain consultants. The warrants exercise price is $6.39 per share. During the first half of 2021, the Company recorded warrants compensation expense for service provider in the amount of $18.

In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to certain consultant of the Company, at a purchase price of $25.00. As such, the Company recorded a warrant compensation expense for service providers in the amount of $2,391.

In April 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to a certain consultant of the Company, with an exercise price of $35.00 per share, and warrants to purchase 12,500 shares of Common Stock with an exercise price of $18.57 per share. As such, the Company recorded a warrant compensation expense for service providers in the amount of $387.

During the six months ended June 30, 2021 certain Company warrants holders have exercised warrants into 219,992 shares for total proceeds of $633.

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

During the six months ended June 30, 2021 3,701 of certain Series A Convertible Preferred Stock were converted into 866,430 shares of Common Stock.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

During the six months ended June 30, 2021, 144,425 Placement Agent Warrants that were issued in December 2020 were exercised into 111,061 shares of Common Stock.

f.	The Series A Convertible Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Convertible Preferred with respect to the Series A Convertible Preferred Stock; or (ii) the 36-month anniversary of each of the date the Series A Convertible Preferred Stock was issued (each, the “Series A Effective Date”). The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as deemed dividend, during the six months ended June 30, 2021 a total amount of $1,032 was recorded.
g.	On February 1, 2021, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000 ($64,877, net of issuance expenses).
h.	During the six months ended June 30, 2021, options were exercised into 40,545 shares of Common Stock, with aggregate gross proceeds of approximately $256.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

i.	Stock based compensation:

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the six-months period ended June 30, 2021, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$

Options outstanding at beginning of period	973,575	17.56	4.99	5,510
Options granted	674,932	21.23	-	-
Options exercised	(40,545)	6.32	-	-
Options expired	(25,269)	10.02	-	-
Options forfeited	(37,507)	14.66	-	-

Options outstanding at end of period	1,545,186	19.65	6.62	11,845

Options vested and expected to vest at end of period	1,467,677	19.84	6.60	11,321

Exercisable at end of period	296,908	32.41	4.65	4,070

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the six-months period ended June 30, 2021, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	-
Restricted shares granted	1,056,643
Restricted shares forfeited	(500)

Restricted shares outstanding at end of period	1,056,143

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount is impacted by the changes in the fair market value of the Common Stock.

As of June 30, 2021, the total amount of unrecognized stock-based compensation expense was approximately $23,703 which will be recognized over a weighted average period of 1.32 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended
	June 30,
	2021			2020

Volatility	95.84%	-	95.84%	92.60%	‑	95.61%
Risk-free interest rate	0.01%	-	0.01%	0.25%	‑	0.32%
Dividend yield	-		-%			-%
Expected life (years)	5.81	-	5.81	3.5	‑	4.5

The total compensation cost related to all of the Company’s stock-based awards recognized during the six-month period ended June 30, 2021, and 2020 was comprised as follows:

	Six months ended
	June 30,
	2021	2020

	Unaudited
Cost of revenues	$37	$20
Research and development	1,064	446
Sales and marketing	2,204	1,749
General and administrative	6,595	4,963

Total stock-based compensation expenses	$9,900	$7,178

NOTE 9: -   FINANCIAL EXPENSES (INCOME), NET

	Six months ended
	June 30,
	2021	2020

	Unaudited
Bank charges	$56	$38
Foreign currency adjustments (income) losses, net	369	(341)
Interest income	(24)	(36)

Total financial (income) losses, net	$401	$(339)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   SUBSEQUENT EVENTS

a.	In July 2021, the Compensation Committee of the Board of Directors approved a grant of 109,272 shares of Common Stock to certain consultants and service providers, of which 7,500 were issued under the 2012 Plan.
b.	In July 2021, the Compensation Committee of the Board of Directors approved a grant of 58,985 shares of Common Stock to certain employees and service providers, which were issued under the 2020 Plan. In addition, the Compensation Committee approved the grant of options to purchase up to 210,641 shares of Common Stock at exercise price of $16.06 and $20.33 per share.
c.	In April 2020, the Compensation Committee approved a monthly grant of shares of Common Stock, equal to up to $16.00 per share, of restricted shares to a certain service provider per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the third quarter of 2021, the Company issued a total of 1,749 restricted shares of Common Stock to that certain service provider.
d.	In July 2021, the Compensation Committee approved the grant of 1,791 shares of Common Stock to officers and employees of the Company as consideration for a reduction in or waiver of cash salary owed to such individuals. The shares of Common Stock were issued under the Company’s 2012 Plan.
e.	In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of Common Stock with an exercise price of $16.06 per share.
f.	In July 2021, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 20,000 shares of the Company’s Common Stock outside of the Company’s existing equity incentive plans, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its Special Vice President of Market Access.
g.	In August 2021, certain Series A Convertible Preferred Stockholders converted 25 shares of various classes of the Company’s Series A Convertible Preferred Stock into 6,173 shares of Common Stock.
h.	During July and August 2021, 1,927 shares of Common Stock were issued as dividend to certain Series A Convertible Preferred Stockholders upon conversion of such shares.

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

Upright, which we acquired on February 1, 2021, is a leading digital MSK health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech. Upright has over 90,000 active users and its clinically validated solution is recommended by more than 500 clinics worldwide.

On June 7, 2021, we acquired to PsyInnovations, Inc. (“WayForward”), a behavioral digital health platform with AI-enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy (“CBT”), self-directed care, coaching and access to in-person and telehealth provider visits.

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

Recent Developments

Upright GO S Launch

In June 2021, we announced the launch of the Upright GO S, a new wearable sensor based on the company's pioneering biofeedback technologies to make better back health accessible to more people. This new product from Upright, by Dario, is part of our planned growth strategy for increasing platform membership across both business partnerships and consumer channels.

Coastal Family Health Center

In June 2021, we announced that we were selected as digital health provider by Coastal Family Health Center, a local, non-profit healthcare network providing comprehensive primary care to patients across several underserved counties in and around the Mississippi Gulf Coast.

Workplace Options

In June 2021, we announced that we our digital behavioral health solution now includes Workplace Options (WPO) services for its global users. WPO is the largest independent provider of integrated employee wellbeing solutions around the world. Our digital behavioral health solution, powered by WayForward and now WPO, gives multi-national employers a way to improve mental health parity for international employees by offering the same high-quality care to people outside of the United States.

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2021, amounted to $5,261 and $8,856, respectively, compared to revenues of $1,787 and $3,454 during the three and six months ended June 30, 2020, representing an increase of 194% and 156% respectively. The increase in revenues for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, is due to an increase in our direct to consumer (“D2C”) sales in the six months ended June 30, 2021, and from the consolidation of Upright and WayForward revenues. The proforma revenues for the six months ended June 30, 2021, assuming that the closing of the acquisition of Upright and WayForward would have taken place on the first day of the 2021 fiscal year would have amounted to $10,298.

Revenues were derived mainly from the sales of Dario’s products and our membership offering through D2C acquisitions located mainly in the United States and Australia, through our on-line store and through distributors. Revenues also include the consolidated revenues of Upright and WayForward for the periods of February 2, 2021, and June 7, 2021 respectively, through June 30, 2021.

Cost of Revenues

During the three and six months ended June 30, 2021, we recorded cost of revenues in the amount of $3,753 and $6,267 respectively, compared to costs related to revenues of $1,151 and $2,039 during the three and six months ended June 30, 2020, representing an increase of 226% and 207% respectively. The increase in cost of revenues in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, are mainly a result of the increase in the sales of our products, the consolidation of Upright’s and WayForward’s cost of revenues, and the amortization of inventory step up and acquired technology in the amount of $1,092 and $1,618 respectively as a result of the acquisition of Upright and WayForward.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2021, amounted to $1,508 (28.7% of revenues) and $2,589 (29.2% of revenues) respectively compared to $636 (35.6% of revenues) and $1,415 (41.0% of revenues) during the three and six months ended June 30, 2020. The decrease in gross profit as a percentage of revenue for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, is mainly as a result of amortization of inventory step up and acquired technology following the acquisition of Upright and WayForward amounting to $1,092 and $1,618 respectively. Gross profit excluding these amortizations was $2,600 (49.4% of revenues) and $4,207 (47.5% of revenues).

Research and Development Expenses

Our research and development expenses increased by $2,917, or 354%, to $3,742 for the three months ended June 30, 2021, compared to $825 for the three months ended June 30, 2020, and increased by $4,341, or 211%, to $6,397 for the six months ended June 30, 2021, compared to $2,056 for the six months ended June 30, 2020. These increases were mainly due to the consolidation of Upright and WayForward during the six months ended June 30, 2021. Our research and development expenses, excluding stock-based compensation and depreciation, for the six months ended June 30, 2021 were $5,299 compared to $1,598 for the six months ended June 30, 2020, an increase of $3,701.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our Dario, Upright and WayForward software application and related devices, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, Dario’s clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $7,040, or 270%, to $9,648 for the three months ended June 30, 2021, compared to $2,608 for the three months ended June 30, 2020, and increased by $10,081, or 150%, to $16,780 for the six months ended June 30, 2021, compared to $6,699 for the six months ended June 30, 2020. These increases were mainly due to increases in our stock-based compensation, payroll related, digital marketing and the consolidation of Upright and WayForward during the six months ended June 30, 2021. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the six months ended June 30, 2021 were $14,541 compared to $4,934 for the six months ended June 30, 2020, an increase of $9,607.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario service offering, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $4,795, or 362%, to $6,121 for the three months ended June 30, 2021, compared to $1,326 for the three months ended June 30, 2020, and increased by $4,845, or 70% to $11,742 for the six months ended June 30, 2021, compared to $6,897 for the six months ended June 30, 2020. This increase was mainly due to increases in our stock-based compensation, investor relations, insurance expenses and the consolidation of Upright and WayForward during the six months ended June 30, 2021. Our general and administrative expenses, excluding stock-based compensation and depreciation, for the six months ended June 30, 2021 were $4,251 compared to $1,928 for the six months ended June 30, 2020, an increase of $2,323.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial (Income) Expenses, net

Our financial income, net for the three months ended June 30, 2021, was $238, representing an increase of 103%, compared to financial income of $117 for the three months ended June 30, 2020. Our financial expenses, net for the six months ended June 30, 2021, were $401, representing decrease of 218%, compared to financial income of $339 for the six months ended June 30, 2020. The changes in our financial income were mainly due to foreign currency translation differences.

Financial (income) expenses, net mainly include bank charges, interest income, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $13,759, or 343.5%, to $17,765 for the three months ended June 30, 2021, compared to a net loss of $4,006 for the three months ended June 30, 2020, and increased by $18,833, or 135.5%, to $32,731 for the six months ended June 30, 2021, compared to a net loss of $13,898 for the six months ended June 30, 2020.

The increase in net loss for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was mainly due to the increase in our operating expenses and the consolidation of Upright and WayForward.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders for the three and six months ended June 30, 2021, amounted to $17,765 and $32,731, respectively, compared to net loss attributable to common stockholders of $4,006 and $13,898.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30,
	(in thousands)
	2021	2020	$ Change
Net Loss Reconciliation
Net loss - as reported	$(17,765)	$(4,006)	$(13,759)

Adjustments
Depreciation and amortization expenses	1,172	46	1,126
Other financial expenses (income), net	(238)	(117)	(121)

EBITDA	(16,831)	(4,077)	(12,754)

Stock-based compensation expenses	5,462	822	4,640
Acquisition costs	502	-	502

Non-GAAP adjusted loss	$(10,867)	$(3,255)	$(7,612)

	Six Months Ended June 30,
	(in thousands)
	2021	2020	$ Change
Net Loss Reconciliation
Net loss - as reported	$(32,731)	$(13,898)	$(18,833)

Adjustments
Depreciation expense	1,762	92	1,670
Other financial (income) expenses, net	401	(339)	740

EBITDA	(30,568)	(14,145)	(16,423)

Stock-based compensation expenses	9,900	7,178	2,722
Acquisition costs	880	-	880

Non-GAAP adjusted loss	$(19,788)	$(6,967)	$(12,821)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of June 30, 2021, we had approximately $63,865 in cash and cash equivalents compared to $28,590 at December 31, 2020.

We have experienced cumulative losses of $177,011 from inception (August 11, 2011) through June 30, 2021 and have a stockholders’ equity of $118,113 on June 30, 2021. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next 12 months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, and the exercise of existing warrants and options, receiving aggregate net proceeds totaling $189,685 as of June 30, 2021.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2021	2020
	$	$
Cash used in operating activities:	(22,838)	(7,184)
Cash used in investing activities:	(7,593)	(43)
Cash provided by financing activities:	65,766	-
	35,335	(7,227)

Net cash used in operating activities

Net cash used in operating activities was $22,838 for the six months ended June 30, 2021 an increase of 217.9% compared to $7,184 used in operations for the same period in 2020. Cash used in operations increased mainly due to the increase in our marketing activities and the consolidation of Upright and WayForward.

Net cash used in investing activities

Net cash used for investing activities was $7,593 for the six months ended June 30, 2021, an increase of 17,558% compared to cash derived from investing activities of $43 for the same period in 2020. Cash used for investing activities increased mainly due to the repayment of a loan we made to Upright as well as cash acquired as part of the acquisition of Upright and WayForward.

Net cash provided by financing activities

Net cash provided by financing activities was $65,766 for the six months ended June 30, 2021 compared to no financing activities during the same period in 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2021, we issued an aggregate of 72,754 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1*	Composite Copy of the Company’s Bylaws as amended on July 8, 2021.
3.2*	Composite Copy (marked) of the Company’s Bylaws as amended on July 8, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 2021		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)