Form 10-Q
period 2021-09-30
DarioHealth Corp.
filed 2021-11-15
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 16,575,633 shares of common stock outstanding.

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

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	the expected timing of the enrollment, and receipt of revenue, from our agreements with various employers and health plan customers;
●	our launch and market penetration plans;
●	the expected execution of agreements with various providers for our solution;
●	our ability to manufacture, market and generate sales of our medical devices, including Dario Blood Glucose monitor, Dario Blood Pressure monitor and Dario Weight Scale;
●	our ability to commercialize our membership programs, including our per member per month program for people with diabetes and hypertension, and our Business to Business to Consumer (“B2B2C”) services;
●	our ability to develop, launch and commercialize Dario Loop;
●	our ability to maintain our relationships with key partners;
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”) or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	interpretations of current laws and the passages of future laws;
●	our expectations regarding the impact of the COVID-19 pandemic on our business and operations; and
●	acceptance of our business model by investors.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

UNAUDITED

INDEX

Page
Interim Consolidated Balance Sheets	F-2 – F-3

Interim Consolidated Statements of Comprehensive Loss	F-4

Interim Statements of Stockholders’ Equity	F-5 – F- 6

Interim Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Interim Consolidated Financial Statements	F-9 – F-21

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2021	2020
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,331	$28,590
Short-term restricted bank deposits	251	187
Trade receivables	2,106	124
Inventories	4,058	2,293
Other accounts receivable and prepaid expenses	1,481	2,934

Total current assets	59,227	34,128

NON-CURRENT ASSETS:
Deposits	20	20
Operation lease right of use assets	361	498
Long-term assets	57	185
Property and equipment, net	713	576
Intangible assets, net	17,409	-
Goodwill	39,399	-

Total non-current assets	57,959	1,279

Total assets	$117,186	$35,407

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2021	2020
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,990	$2,480
Deferred revenues	1,213	1,224
Operating lease liabilities	293	310
Other accounts payable and accrued expenses	7,185	3,020

Total current liabilities	12,681	7,034

OPERATING LEASE LIABILITIES	66	222

STOCKHOLDERS’ EQUITY

Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at September 30, 2021 (unaudited) and December 31, 2020; Issued and Outstanding: 16,509,344 and 8,119,493 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively

	*) -	*) -

Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2021 (unaudited) and December 31, 2020; Issued and Outstanding: 12,097 and 15,823 shares at September 30, 2021 (unaudited) and December 31, 2020, respectively

	*) -	*) -
Additional paid-in capital	304,382	171,399
Accumulated deficit	(199,943)	(143,248)

Total stockholders’ equity	104,439	28,151

Total liabilities and stockholders’ equity	$117,186	$35,407

*)   Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	Unaudited		Unaudited
Revenues	$5,629	$2,042	$14,485	$5,496
Cost of revenues	3,097	1,493	7,746	3,532
Amortization of acquired intangible assets and inventories step-up	1,706	-	3,324	-

Gross profit	826	549	3,415	1,964

Operating expenses:
Research and development	$5,506	$954	$11,903	$3,010
Sales and marketing	10,696	3,635	27,476	10,334
General and administrative	7,123	2,562	18,865	9,459

Total operating expenses	23,325	7,151	58,244	22,803

Operating loss	(22,499)	(6,602)	(54,829)	(20,839)

Total financial (income) expenses, net	(55)	(52)	346	(391)

Net loss	$(22,444)	$(6,550)	$(55,175)	$(20,448)

Deemed dividend	$488	$930	$1,520	$2,991

Net loss attributable to holders of Common Stock	$(22,932)	$(7,480)	$(56,695)	$(23,439)

Net loss per share:

Basic and diluted net loss per share	$(1.18)	$(0.71)	$(2.98)	$(2.95)
Weighted average number of Common Stock used in computing basic and diluted net loss per share	16,473,449	7,328,420	16,202,541	4,856,115

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2021	8,119,493	$	*)-	15,823	$	*)-	$171,399	$(143,248)	$28,151

Payment for executives and directors under Stock for Salary Program	5,579		*)-	-		-	72	-	72
Exercise of options	33,773		*)-	-		-	201	-	201
Exercise of placement agent warrants	92,575		*)-	-		-	-	-	*)-
Exercise of warrants	219,760		*)-	-		-	633	-	633
Issuance of common stock to consultants and service provider	102,667		*)-	-		-	1,484	-	1,484
Conversion of preferred stock to common stock	802,061		*)-	(3,423)		*)-	-	-	*)-
Deemed dividend related to issuance of preferred stock	-		-	-		-	544	(544)	-
Issuance of warrants to service providers	-		-	-		-	846	-	846
Stock-based compensation	1,056,643		*)-	-		-	2,036	-	2,036
Issuance of common stock, net of issuance cost	3,278,688		*)-	-		-	64,877	-	64,877
Issuance of common stock upon acquisition of Upright Technologies Ltd.	1,687,612		*)-	-		-	28,933	-	28,933
Net loss	-		-	-		-	-	(14,966)	(14,966)
				-
Balance as of March 31, 2021 (unaudited)	15,398,851	$	*)-	12,400	$	*)-	$271,025	$(158,758)	$112,267

Payment for executives and directors under Stock for Salary Program	1,754		*)-	-		-	27	-	`
Exercise of options	6,772		*)-	-		-	55	-	55
Exercise of placement agent warrants	18,486		*)-	-		-	-	-	-
Exercise of warrants	232		*)-	-		-	-	-	-
Issuance of common stock to consultants and service provider	72,754		*)-	-		-	889	-	889
Conversion of preferred stock to common stock	64,369		*)-	(278)		*)-	-	-	-
Deemed dividend related to issuance of preferred stock	-		-	-		-	488	(488)	-
Issuance of warrants to service providers	-		-	-		-	1,951	-	1,951
Stock-based compensation	(500)		*)-	-		-	2,595	-	2,595
Issuance of common stock upon acquisition of PsyInnovations Inc.(dba WayForward)	768,124		*)-	-		-	18,094	-	18,094
Net loss	-		-	-		-	-	(17,765)	(17,765)

Balance as of June 30, 2021 (unaudited)	16,330,842	$	*)-	12,122	$	*)-	$295,124	$(177,011)	$118,113

Payment for executives and directors under Stock for Salary Program	1,791		*)-	-		-	34	-	34
Issuance of Common Stock to Directors and Employees	18,885		*)-	-		-	303		303
Issuance of common stock to consultants and service provider	112,332		*)-	-		-	1,705	-	1,705
Conversion of preferred stock to common stock	8,100		*)-	(25)		*)-	-	-	-
Deemed dividend related to issuance of preferred stock	-		-	-		-	488	(488)	-
Issuance of warrants to service providers	-		-	-		-	2,121	-	2,121
Stock-based compensation	37,394		*)-	-		-	4,607	-	4,607
Net loss	-		-	-		-	-	(22,444)	(22,444)

Balance as of September 30, 2021 (unaudited)	16,509,344	$	*)-	12,097	$	*)-	$304,382	$(199,943)	$104,439

*)  Represents an amount lower than $1.

The accompanying are an integral notes part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	shareholders'
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2020	2,235,649	$	*)-	21,375	$	*)-	$129,039	$(110,145)	$18,894

Payment for executives and directors under Stock for Salary Program	47,074		*)-	-		-	274	-	274
Issuance of common stock to directors and employees	654,246		*)-	-		-	4,076	-	4,076
Issuance of common stock to consultants and service provider	66,905		*)-	-		-	360	-	360
Conversion of preferred stock to common stock	2,160		*)-	(12)		*)-	-	-	*)-
Deemed dividend related to warrant exchange	97,536		*)-	-		-	376	(376)	*)-
Deemed dividend related to issuance of preferred stock	-		-	-		-	899	(899)	-
Issuance of warrants to service providers	-		-	-		-	1,131	-	1,131
Stock-based compensation	-		-	-		-	583	-	583
Net loss	-		-	-		-	-	(9,892)	(9,892)

Balance as of March 31, 2020 (unaudited)	3,103,570	$	*)-	21,363	$	*)-	$136,738	$(121,312)	$15,426

Payment for executives and directors under Stock for Salary Program	37,504		*)-	-		-	141	-	141
Issuance of common stock to directors and employees	4,638		*)-	-		-	17	-	17
Issuance of common stock to consultants and service provider	36,249		*)-	-		-	180	-	180
Conversion of preferred stock to common stock	917,130		*)-	(3,965)		*)-	-	-	-
Deemed dividend related to issuance of preferred stock	-		-	-		-	786	(786)	-
Issuance of warrants to service providers	-		-	-		-	150	-	150
Stock-based compensation	-		-	-		-	318	-	318
Net loss	-		-	-		-	-	(4,006)	(4,006)

Balance as of June 30, 2020 (unaudited)	4,099,091	$	*)-	17,398	$	*)-	$138,330	$(126,104)	$12,226

Payment for executives and directors under Stock for Salary Program	38,771		*)-	-		-	193	-	193
Exercise of Agent Warrants	144,053		*)-	-		-	-	-	-
Exercise of repriced Warrants	88,889		*)-	-		-	1,088	-	1,088
Issuance of Common Stock to directors and employees	52,936		*)-	-		-	670	-	670
Issuance of Common Stock to consultants and service provider	58,458		*)-	-		-	531	-	531
Conversion of Preferred Stock to Common Stock	345,577		*)-	( )		*)-	-	-	-
Deemed dividend related to warrants exchange	63,781		*)-	-		-	223	(223)	-
Deemed dividend related to issuance of Preferred Stock	-		-	-		-	707	(707)	-
Issuance of Warrants to service providers	-		-	-		-	90	-	90
Issuance of Common Stock, net of issuance cost	3,000,752		*)-	-		-	26,460	-	26,460
Stock-based compensation	-		-	-		-	326	-	326
Net loss	-		-	-		-	-	(6,550)	(6,550)

Balance as of September 30, 2020 (unaudited)	7,892,308	$	*)-	15,879	$	*)-	$168,618	$(133,584)	$35,034

*)   Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended
	September 30,
	2021	2020

	Unaudited
Cash flows from operating activities:
Net loss	$(55,175)	$(20,448)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and stock instead of cash compensation to directors, employees, consultants, and service providers	18,670	8,988
Depreciation	202	140
Change in operating lease right of use assets	137	224
Amortization of acquired inventories step-up	985	-
Amortization of acquired intangible assets	2,396	-
Decrease (increase) in trade receivables	(1,125)	129
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	221	(338)
Decrease (increase) in inventories	96	(158)
Increase in trade payables	-	343
Increase (decrease) in other accounts payable and accrued expenses	(1,368)	311
Increase (decrease) in deferred revenues	(139)	62
Change in operating lease liabilities	(173)	(229)

Net cash used in operating activities	(35,273)	(10,976)

Cash flows from investing activities:
Investment in deposit	(2)	(4)
Purchase of property and equipment	(193)	(69)
Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	(5,023)	-
Loans repaid as part of Upright Technologies Ltd. acquisition	(3,016)	-
Cash acquired as part of Upright Technologies Ltd. acquisition	544	-

Net cash used in investing activities	(7,690)	(73)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,877	27,548
Proceeds from exercise of warrants	633	-
Proceeds from exercise of options	256	-

Net cash provided by financing activities	65,766	27,548

Increase in cash, cash equivalents and short-term restricted bank deposits	22,803	16,499
Cash, cash equivalents and short-term restricted bank deposits at beginning of period	28,725	20,535

Cash, cash equivalents and short-term restricted bank deposits at end of period	$51,528	$37,034

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

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

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

DarioHealth has one reporting unit and one segment.

b.	The Company’s wholly owned subsidiary, LabStyle Innovation Ltd. (the “Subsidiary”), was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through the Subsidiary, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a leading digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech. See note (4a).
d.	On May 15, 2021, the Company entered into an agreement and plan of merger (the “Agreement and Plan of Merger”) pursuant to which the Company, through its fully owned subsidiary WF Merger Sub, Inc. (“Merger Sub”) merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. PsyInnovations Inc. (dba WayForward) is a mental health company who develops the WayForward behavioral digital health platform with artificial intelligence (AI) enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy (CBT), self-directed care, expert coaching and access to in-person and telehealth provider visits. See note (4b).
e.	During the nine months ended September 30, 2021, the Company incurred operating losses and negative cash flows from operating activities amounting to $54,829 and $35,273, respectively. On September 30, 2021, we had $51,331 in available cash and cash equivalent. Management believes that the Company’s cash on hand is sufficient to meet its obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL (Cont.)

f.	In December 2015, the United States Food and Drug Administration granted the Subsidiary 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple IOS 6.1 platform and higher.
g.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively. Our listed warrants expired in March 2021 and ceased trading on the Nasdaq Capital Market as a result.
h.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and has not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial and operational results, it could be material.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	September 30,	September 30,
	2021	2020
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$51,331	$36,907
Short-term restricted bank deposits, as reported on the balance sheets	197	127

Cash, restricted cash, cash equivalents and short-term restricted bank deposits as reported in the statements of cash flows	$51,528	$37,034

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.    Recently issued accounting pronouncements, not yet adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses. Topic 326 will be effective on the Company beginning on January 1, 2023. The Company is currently evaluating the impact of this new standard on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the impact of this new standard on its financial statements.

NOTE 3: -   UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of September 30, 2021, have been prepared in accordance with U.S. generally accepted accounting principles and standards of the Public Company Accounting Oversight Board for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2021, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the nine months ended September 30, 2021. Results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, 62,371 restricted stock units are being held in escrow for future vested stock options valued at $969, and 113,576 restricted shares of Common Stock are being held in escrow issuable to Upright Founder upon the completion of a holdback service period of 18 months (“Holdback restricted stock units”), valued at $2,751. In addition, the Company incurred acquisition-related costs in a total amount of $378. Acquisition-related costs include legal and accounting services.

A portion of the share consideration, consisting of 24,266 shares of Common Stock, was issued under the Company’s Amended and Restated 2012 Equity Incentive Plan as amended (the “2012 Plan”), and the 2020 Equity Incentive Plan (the “2020 Plan”).

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

	September 30,
	2021	Amortization
	Unaudited	period (Years)
Tangible assets acquired	$1,427
Inventory *)	2,845
Liabilities assumed	(10,273)
Net liabilities assumed	(6,001)

Technology	9,600	4
Goodwill	25,334	Infinite
Total purchase price	$28,933

*) Including step-up in inventory fair value of $1,140

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

a.	Acquisition of Upright (Cont.)

The table below summarizes the value of the total consideration given in the transaction:

Amount
Unaudited
Shares issued to owners	$28,221
Shares issued for vested options	712
Preliminary purchase price	$28,933

b.	Acquisition of WayForward

On June 7, 2021, the Company through the Merger Sub, completed the acquisition of WayForward through the merger of WayForward into Merger Sub., which changed its name to PsyInnovations, Inc. in connection with the merger (collectively, the “Merger”). Under the Agreement and Plan of Merger, dated as of May 15, 2021, the Company paid, aggregate consideration (“Merger Consideration”) of (A) $5,750 in cash and (B) up to $21,250 equal to 768,124 in shares of Common Stock, (C) Up to $5,000 equal to 237,076 in shares of Common Stock structured as an earn-out payable in shares of Common Stock if behavioral health revenues from the Company exceed a certain threshold in 2022, subject to customary working capital and other adjustments as of the closing of the Merger (the "Closing"). The Company will pay $3,000 of the Merger Consideration, consisting of $2,750 equal up to 130,397 in shares of Common Stock and up to $250 in cash, after a minimum of eighteen (18) months to secure indemnification obligations. In addition, the Company incurred acquisition-related costs in a total amount of $502. Acquisition-related costs include legal and accounting services.

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

	September30,
	2021	Amortization
	Unaudited	period (years)
Tangible assets acquired	$398
Liabilities assumed	(1,157)
Net liabilities assumed	(759)

Technology	9,666	4
Brand	539	3
Goodwill	14,065	Infinite
Total purchase price	$23,511

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

b.	Acquisition of WayForward (Cont.)

The table below summarizes the value of the total consideration given in the transaction:

Amount
Unaudited
Shares issued and expected to be issued to owners	$14,272
Cash consideration	5,417
Earn-out consideration	3,822
Preliminary purchase price	23,511

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

Nine months ended
September 30,
2021
Total revenue	$15,927
Total expenses	77,551
Preferred stock Deemed dividend	1,520
Net loss attributable to holders of common stock	(63,144)

Basic and diluted net loss per share	$(3.21)

NOTE 5: -   INVENTORIES

	September 30,	December 31,
	2021	2020
	Unaudited
Raw materials	$1,117	$377
Finished products	2,941	1,916

	$4,058	$2,293

During the nine-month period ended September 30, 2021, and the year ended December 31, 2020, total inventory write-off expenses amounted to $91 and $99, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   REVENUES

The following tables represent the Company’s total revenues for the three and nine months ended September 30, 2021 and 2020 by revenue type:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	Unaudited		Unaudited
Hardware and consumable products	$4,853	$1,556	$12,613	$4,052
Service (*)	776	486	1,872	1,444

	5,629	2,042	$14,485	$5,496

(*) Software application and remote monitoring services

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

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2021:

Balance, beginning of the period	$1,224
New performance obligations	2,617
Reclassification to revenue as a result of satisfying performance obligations	(2,628)
Balance, end of the period	$1,213

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -   STOCKHOLDERS’ EQUITY

a.	During the nine-month period ended September 30, 2021, the Company’s Compensation Committee (the “Compensation Committee”) of the Board of Directors approved an aggregate of 9,124 shares of Common Stock to certain officers and employees of the Company as consideration for a reduction in, or waiver, of cash salary, or fees owed to such individuals and the grant of 5,000 restricted shares of Common Stock to employee. 12,370 shares were issued under the Company’s 2012 Plan and 1,754 shares were issued under the 2020 Plan.

During the nine months ended September 30, 2021, the Board of Directors approved the grant of an aggregate of 18,885 shares of Common Stock, as well as the grant of 99,074 options to purchase Common Stock to officers, employees, and consultants of Upright, at exercise prices between $0.01 to $24.48 per share. The stock options vest over a period of four years or less commencing on the respective original grant dates. The options have a ten-year term. The shares and options were issued under the Company’s 2020 Plan.

During the nine months ended September 30, 2021, the Board of Directors approved the grant of 275,340 unregistered shares of Common Stock to certain consultants and service providers of the Company, of which 7,500 were issued under the 2012 Plan.

During the nine months ended September 30, 2021, the Company’s Compensation Committee approved the grant of an aggregate of 1,088,537 restricted shares of Common Stock, subject to time vesting to directors, officers, employees and consultants of the Company, as well as the grant of 701,499 options to purchase Common Stock, and 10,000 performance-based options to purchase Common Stock to officers, employees and consultants of the Company, at exercise prices between $12.84 and $25.84 per share. The time vesting restricted shares and stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.

In April 2020, the Compensation Committee approved a monthly grant of shares of Common Stock equal up to between $12.00 to $16.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect.

During the nine months ended September 30, 2021, a total of 7,913 restricted unregistered shares of Common Stock were issued to certain service providers under this approval.

In April 2020, the Audit and Compensation Committee of the Board of Directors approved monthly grants of 1,500 shares of Common Stock, of which 639 shares are to be issued to a board member granted monthly during the twelve month period that the certain consulting agreement with said service providers is in effect.

During the nine months ended September 30, 2021, a total of 4,500 shares of Common Stock were issued under the said approval of which 1,857 shares were issued to a board member and 2,643 shares were issued to certain service providers under the 2012 and 2020 Plans.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

In January and September 2021, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the number of shares authorized for issuance under the 2020 Plan increased by 1,628,890 shares, from 900,000 to 2,528,890.

In May 2020, the Compensation Committee of the Board of Directors authorized the Company to issue warrants to purchase 60,000 shares of Common Stock vesting over a 12 month period, to certain consultants. The warrants exercise price is $6.39 per share. During the nine months ended September 30, 2021, the Company recorded warrants compensation expense for service provider in the amount of $18.

In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to certain consultant of the Company, at a purchase price of $25.00. As such, the Company recorded a warrant compensation expense for service providers in the amount of $4,046.

In April 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to a certain consultant of the Company, with an exercise price of $30.00 per share, and warrants to purchase 12,500 shares of Common Stock with an exercise price of $18.57 per share. As such, the Company recorded a warrant compensation expense for service providers in the amount of $387.

In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of Common Stock with an exercise price of $16.06 per share. Of these warrants, warrants to purchase 35,000 shares of Common Stock shall vest over a 48-month period and warrants to purchase 48,948 shares of Common Stock are subjected to certain performance terms. As such, the Company recorded a warrant compensation expense for service providers in the amount of $273.

In September 2021, the Compensation Committee authorized the Company to issue warrants to purchase 25,000 shares of Common Stock, to certain consultant of the Company, with an exercise price of $13.88 per share. As such, the Company recorded a warrant compensation expense for service providers in the amount of $194.

During the nine months ended September 30, 2021 certain Company warrants holders have exercised warrants into 219,992 shares for total proceeds of $633.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

c.	In November and December 2019, the Company entered into subscription agreements for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock (collectively, the “Series A Convertible Preferred Stock”), at a purchase price of $1,000 per share, for aggregate gross proceeds of $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Convertible Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, and the total amount of Common Stock issuable upon conversion of all classes of the Series A Convertible Preferred Stock is up to 4,960,281 shares of Common Stock.

During the nine months ended September 30, 2021 3,726 of certain Series A Convertible Preferred Stock were converted into 874,530 shares of Common Stock.

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

During the nine months ended September 30, 2021, 144,425 Placement Agent Warrants that were issued in December 2020 were exercised into 111,061 shares of Common Stock.

d.	The Series A Convertible Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Convertible Preferred with respect to the Series A Convertible Preferred Stock; or (ii) the 36-month anniversary of each of the date the Series A Convertible Preferred Stock was issued (each, the “Series A Effective Date”). The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. The Company accounted for the dividend as deemed dividend, during the nine months ended September 30, 2021 a total amount of $1,520 was recorded.
e.	On February 1, 2021, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000 ($64,877, net of issuance expenses).
f.	During the nine months ended September 30, 2021, options were exercised into 40,545 shares of Common Stock, with aggregate gross proceeds of approximately $256.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

g.	Stock based compensation:

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the nine-months period ended September 30, 2021, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$

Options outstanding at beginning of period	973,575	17.56	4.99	5,510
Options granted	905,573	20.28	-	-
Options exercised	(40,545)	6.32	-	-
Options expired	(46,900)	49.33	-	-
Options forfeited	(52,195)	16.93	-	-

Options outstanding at end of period	1,739,508	18.40	6.87	4,518

Options vested and expected to vest at end of period	1,647,018	18.51	6.84	4,324

Exercisable at end of period	372,630	32.41	4.65	4,070

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the nine-months period ended September 30, 2021, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	-
Restricted shares granted	1,096,743
Restricted shares forfeited	(3,206)

Restricted shares outstanding at end of period	1,093,537

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the third quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount is impacted by the changes in the fair market value of the Common Stock.

As of September 30, 2021, the total amount of unrecognized stock-based compensation expense was approximately $28,459 which will be recognized over a weighted average period of 1.2 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors and non-employees in the period presented:

	Three months ended
	September 30,
	2021			2020

Volatility	93.34%	-	96.01%	94.00%	‑	99.89%
Risk-free interest rate	0.01%	-	0.01%	0.19%	‑	0.25%
Dividend yield	-		-%			-%
Expected life (years)	5.25	-	5.88	3.5	‑	4.5

The total compensation cost related to all of the Company’s stock-based awards recognized during the nine-month period ended September 30, 2021, and 2020 was comprised as follows:

	Nine months ended
	September 30,
	2021	2020

	Unaudited
Cost of revenues	$63	$24
Research and development	2,480	591
Sales and marketing	4,007	2,267
General and administrative	12,120	6,106

Total stock-based compensation expenses	$18,670	$8,988

NOTE 9: -   FINANCIAL EXPENSES (INCOME), NET

	Nine months ended
	September 30,
	2021	2020

	Unaudited
Bank charges	$60	$42
Foreign currency adjustments (income) losses, net	322	(382)
Interest income	(36)	(51)

Total financial (income) losses, net	$346	$(391)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   SUBSEQUENT EVENTS

a.	In October 2021, the Compensation Committee of the Board of Directors approved a grant of 41,074 restricted shares of Common Stock to certain consultants and service providers.
b.	In October 2021, the Compensation Committee of the Board of Directors approved a grant of 10,500 shares of Common Stock to certain employees, which were issued under the 2020 Plan. In addition, the Compensation Committee approved the grant of options to purchase up to 58,500 shares of Common Stock at exercise prices of $12.23 and $12.77 per share.
c.	In April 2020, the Compensation Committee approved a monthly grant of shares of Common Stock, equal to up to $16.00 per share, of restricted shares to a certain service provider per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the third quarter of 2021, the Company issued a total of 2,139 restricted shares of Common Stock to that certain service provider.
d.	In October 2021, the Compensation Committee approved the grant of 1,810 shares of Common Stock to officers and employees of the Company as consideration for a reduction in or waiver of cash salary owed to such individuals. The shares of Common Stock were issued under the Company’s 2012 Plan.
e.	In October 2021, the Compensation Committee authorized the Company to issue warrants to purchase 40,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $25.10 per share.
f.	On November 9, 2021, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 140,000 shares of the Company’s Common Stock outside of the Company’s existing equity incentive plans, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of a Chief Commercial Officer.
g.	In November 2021, certain Series A Convertible Preferred Stockholders converted 50 shares of various classes of the Company’s Series A Convertible Preferred Stock into 12,346 shares of Common Stock.

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

Recent Developments

People One Health

In August 2021, we announced that our digital behavioral health solution was selected by regional primary care provider PeopleOne Health to be the digital behavioral health solution of choice for patients beginning in September 2021.

Employer Contracts

In September 2021, we announced that our digital behavioral health solution was selected by a casino resort company in California, which is expected to contribute revenue beginning in the fourth quarter of 2021. In addition, in September 2021, we also announced that we entered into an agreement to provide our suite of digital therapeutics for diabetes, hypertension and pre-diabetes to a Northeast regional employer, which is expected to contribute revenue beginning in the first quarter of 2022.

Agreement with Leading National Health Plan

In October 2021, we announced that we entered into an agreement with one of the largest U.S. national health plans to offer its self-insured employer customers the Dario digital behavioral health solution as part of its behavioral health offering. Initial members are expected on the platform in the fourth fiscal quarter of 2021, with additional rollout anticipated over the course of 2022. Dario will be paid a monthly fee for members that have access to the platform. We believe that the agreement has the potential to generate millions of dollars in annual revenue.

Agreement with U.S. National Employer

In October 2021, we announced that we entered into a contract with a U.S. national employer for our full multi-condition suite of chronic condition management solutions, including diabetes, pre-diabetes, hypertension, musculoskeletal, behavioral health, and digital employee assistance programs. Enrollment of our multi-condition suite of chronic condition management solutions is expected to begin in the first quarter of 2022, consistent with the employer’s benefit year.

Virgin Pulse Network

In October 2021, we announced that we partnered with Virgin Pulse, the leading global provider of digital and live health and wellbeing solutions, making our next-gen digital therapeutic and health solutions available for contract through Virgin Pulse to employers and health plans worldwide.

RPM Contracts

In November 2021, we announced that we entered into contracts with two prominent regional providers in Hawaii and Georgia for our RPM services.

Agreement with Leading National Benefits Administrative Platform

In November 2021, we announced that we entered into  a new strategic partnership with a leading national benefits administrative platform to provide our full suite of integrated digital therapeutic and health solutions to a wide range of employers, beginning in January of 2022.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2021, amounted to $5,629 and $14,485, respectively, compared to revenues of $2,042 and $5,496 during the three and nine months ended September 30, 2020, representing an increase of 176% and 164% respectively. The increase in revenues for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, is due to an increase in our direct to consumer (“D2C”) sales in the nine months ended September 30, 2021, and from the consolidation of Upright and WayForward revenues. The proforma revenues for the nine months ended September 30, 2021, assuming that the closing of the acquisition of Upright and WayForward would have taken place on the first day of the 2021 fiscal year would have amounted to $15,927.

Revenues were derived mainly from the sales of Dario’s products and our membership offering through D2C acquisitions located mainly in the United States and Australia, through our on-line store and through distributors. Revenues also include the consolidated revenues of Upright and WayForward for the periods of February 2, 2021, and June 8, 2021 respectively, through September 30, 2021.

Cost of Revenues

During the three and nine months ended September 30, 2021, we recorded cost of revenues in the amount of $4,803 and $11,070 respectively, compared to costs related to revenues of $1,493 and $3,532 during the three and nine months ended September 30, 2020, representing an increase of 222% and 213% respectively. The increase in cost of revenues in the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, are mainly a result of the increase in the sales of our products and the amortization of inventory step up and acquired technology in the amount of $1,706 and $3,324 respectively as a result of the acquisition of Upright and WayForward.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2021, amounted to $826 (14.7% of revenues) and $3,415 (23.6% of revenues) respectively compared to $549 (26.9% of revenues) and $1,964 (35.7% of revenues) during the three and nine months ended September 30, 2020. The decrease in gross profit as a percentage of revenue for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, is mainly as a result of amortization of inventory step up and acquired technology following the acquisition of Upright and WayForward amounting to $1,706 and $3,324 respectively. Gross profit excluding these amortizations was $2,532 (45% of revenues) and $6,739 (46.5% of revenues).

Research and Development Expenses

Our research and development expenses increased by $4,552, or 477%, to $5,506 for the three months ended September 30, 2021, compared to $954 for the three months ended September 30, 2020, and increased by $8,893, or 295%, to $11,903 for the nine months ended September 30, 2021, compared to $3,010 for the nine months ended September 30, 2020. These increases were mainly due to the consolidation of Upright and WayForward during the nine months ended September 30, 2021. Our research and development expenses, excluding stock-based compensation and depreciation, for the nine months ended September 30, 2021 were $9,372 compared to $2,401 for the nine months ended September 30, 2020, an increase of $6,971.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to our software application and related devices, labor contractors and engineering expenses, depreciation and maintenance fees related to equipment and software tools used in research and development, Dario’s clinical trials performed in the United States to satisfy the FDA product approval requirements and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $7,061, or 194%, to $10,696 for the three months ended September 30, 2021, compared to $3,635 for the three months ended September 30, 2020, and increased by $17,142, or 166%, to $27,476 for the nine months ended September 30, 2021, compared to $10,334 for the nine months ended September 30, 2020. These increases were mainly due to increases in our stock-based compensation, payroll related, digital marketing and the consolidation of Upright and WayForward during the nine months ended September 30, 2021. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the nine months ended September 30, 2021 were $23,378 compared to $8,042 for the nine months ended September 30, 2020, an increase of $15,336.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of the Dario service offering, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $4,561, or 178%, to $7,123 for the three months ended September 30, 2021, compared to $2,562 for the three months ended September 30, 2020, and increased by $9,406, or 99% to $18,865 for the nine months ended September 30, 2021, compared to $9,459 for the nine months ended September 30, 2020. This increase was mainly due to increases in our stock-based compensation, investor relations, insurance expenses and the costs related with the acquisition of Upright and WayForward during the nine months ended September 30, 2021. Our general and administrative expenses, excluding stock-based compensation, acquisition related expenses and depreciation, for the nine months ended September 30, 2021 were $5,839 compared to $3,343 for the nine months ended September 30, 2020, an increase of $2,496.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial (Income) Expenses, net

Our financial income, net for the three months ended September 30, 2021, was $55, representing an increase of 5.7%, compared to financial income of $52 for the three months ended September 30, 2020. Our financial expenses, net for the nine months ended September 30, 2021, were $346, representing decrease of 188%, compared to financial income of $391 for the nine months ended September 30, 2020. The changes in our financial income were mainly due to foreign currency translation differences.

Financial (income) expenses, net mainly include bank charges, interest income, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $15,894, or 243%, to $22,444 for the three months ended September 30, 2021, compared to a net loss of $6,550 for the three months ended September 30, 2020, and increased by $34,727, or 170%, to $55,175 for the nine months ended September 30, 2021, compared to a net loss of $20,448 for the nine months ended September 30, 2020.

The increase in net loss for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was mainly due to the increase in our operating expenses.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders for the three and nine months ended September 30, 2021, amounted to $22,444 and $55,175, respectively, compared to net loss attributable to common stockholders of $6,550 and $20,448.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30,
	(in thousands)
	2021	2020	$ Change
Net Loss Reconciliation
Net loss - as reported	$(22,444)	$(6,550)	$(15,894)

Adjustments
Depreciation and amortization expenses	1,821	48	1,773
Other financial expenses (income), net	(55)	(52)	(3)

EBITDA	(20,678)	(6,554)	(14,124)

Stock-based compensation expenses	8,770	1,810	6,960
Acquisition costs	-	-	-

Non-GAAP adjusted loss	$(11,908)	$(4,744)	$(7,164)

	Nine Months Ended September 30,
	(in thousands)
	2021	2020	$ Change
Net Loss Reconciliation
Net loss - as reported	$(55,175)	$(20,448)	$(34,727)

Adjustments
Depreciation and amortization expenses	3,583	140	3,443
Other financial (income) expenses, net	346	(391)	737

EBITDA	(51,246)	(20,699)	(30,547)

Stock-based compensation expenses	18,670	8,988	9,682
Acquisition costs	880	-	880

Non-GAAP adjusted loss	$(31,696)	$(11,711)	$(19,985)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of September 30, 2021, we had approximately $51,331 in cash and cash equivalents compared to $28,590 on December 31, 2020.

We have experienced cumulative losses of $199,943 from inception (August 11, 2011) through September 30, 2021 and have a stockholders’ equity of $104,439 on September 30, 2021. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, and the exercise of existing warrants and options, receiving aggregate net proceeds totaling $189,685 as of September 30, 2021.

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

In September 2020, we and an existing warrant holder entered into an agreement pursuant to which we agreed to lower the exercise price of certain warrants from $25.00 to $13.00 per share, issued in September 2018. As a result, the warrant holder exercised warrants to purchase 88,889 shares of our common stock resulting in aggregate e gross proceeds of approximately $1,156.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2021	2020
	$	$
Cash used in operating activities:	(35,273)	(10,976)
Cash used in investing activities:	(7,690)	(73)
Cash provided by financing activities:	65,766	27,548
	22,803	16,499

Net cash used in operating activities

Net cash used in operating activities was $35,273 for the nine months ended September 30, 2021 an increase of 221% compared to $10,976 used in operations for the same period in 2020. Cash used in operations increased mainly due to the increase in our marketing activities and the consolidation of Upright and WayForward.

Net cash used in investing activities

Net cash used for investing activities was $7,690 for the nine months ended September 30, 2021, an increase of 10,434% compared to $73 for the same period in 2020. Cash used for investing activities increased mainly due to the repayment of a loan we made to Upright as well as the acquisition of WayForward and cash acquired as part of the acquisition of Upright and WayForward.

Net cash provided by financing activities

Net cash provided by financing activities was $65,766 for the nine months ended September 30, 2021 compared to $27,548 net cash provided by financing activities during the same period in 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2021, we issued an aggregate of 104,832 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 2021		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)