Form 10-K
period 2021-12-31
DarioHealth Corp.
filed 2022-03-22
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 001-37704

DARIOHEALTH CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18 W. 18th St. New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(972)-4 770-6377

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	DRIO	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $307,551,746.

As of March 17, 2022, the registrant had outstanding 21,814,967 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners, including Sanofi U.S. Services Inc. (“Sanofi”);
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	the impact of the COVID-19 pandemic on our manufacturing, sales, business plan and the global economy;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

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

When used in this Annual Report, the terms “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., and Upright Technologies Ltd., each of which are Israeli companies, Upright Technologies Inc. and PsyInnovations Inc., each a Delaware company, and PsyInnovations India Private Limited, an Indian company. “Dario” is registered as a trademark in the United States, Israel,

China, Canada, Hong Kong, South Africa, Japan, Costa Rica, and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

PART I

Item 1.     Business

We are revolutionizing how people with chronic conditions manage their health through the innovation of a new category of digital health: Digital Therapeutics as a Service (DTaaS).  We believe that our innovative approach to digital therapeutics disrupts the traditional provider-centered system of health care delivery by offering user-centric care that is continuous, customized and multi-condition.  Our solutions combine the power of technologies and behavior science to make better health accessible, affordable, and easy for all by solving for what people need, when and where they want it, with hyper-personalized care that is always connected – to services, devices, and people – and delivered continuously. This is how we deliver meaningful and sustainable results that result in measurable value for all stakeholders, supporting the full transformation of health care into a more effective and affordable ecosystem.

Market Environment

The United States health care industry is becoming increasingly inefficient, incurring higher, unsustainable health care costs while the chronic conditions that it seeks to address continue to worsen. According to the Centers of Medicare and Medicaid Services (CMS), the U.S. spent $4.1 trillion on health care in 2020, with 75% of the costs attributed to care for chronic conditions. We believe that addressing the cost challenges in chronic condition management will require three main shifts.

First, the market must shift from a provider-centric approach to a consumer centric approach, embracing the transformative effects of consumerization as a means to engage more patients in their own treatment to scale effective chronic condition management. This consumerization of health care will change how people experience care, create new opportunities to engage people and help them change their behaviors for better health and lower cost of care.

Second, the digitalization of health will enable scale by connecting patients to health care professionals and payers, giving patients access to care for their health between provider visits and shifting healthcare from episodic to continuous care. Telehealth addresses the synchronous portion of the problem, while digital health provides continuous support at scale.

Finally, value-driven care should become the standard. In fact, performance-based models are already becoming a reality as the industry reckons with unsustainable costs and growing demands for transparency, creating pressure on stakeholders to find solutions that will address poor health and lower costs of care.

Overview

We began as a direct-to-consumer digital therapeutics company, solving first for the problem of how to engage users and support behavior change to improve clinical outcomes in diabetes. In the last two years, we made two strategic shifts to transform our business: first, we significantly expanded commercial growth opportunities by adding a business-to-business product (B2B) and a commercial team alongside the legacy direct-to-consumer channel. In addition, we began targeting three traditional health business verticals – health plans, employers, and provider groups. As a result, we believe that our new B2B business now leverages our consumer-centric capabilities as a competitive advantage.

Second, we transitioned from a single condition platform to a multi-condition platform, creating a robust suite of solutions to address the five most commonly co-occurring and expensive chronic conditions, which are also representative of some of the most sought-after digital health solutions: diabetes, hypertension, pre-diabetes/weight management, musculoskeletal and behavioral health. After building weight loss and hypertension management into the legacy diabetes platform, we made three acquisitions in order to expand into musculoskeletal and behavioral health.

Our acquisition of Upright Technologies Ltd. (“Upright”) in early 2021 and Physimax in early 2022 enables our musculoskeletal (“MSK”) solutions – “Dario Move.”, our digital behavioral health capabilities were secured through the acquisition of PsyInnovations, Inc. (dba wayForward) in mid-2021.

We believe a key success factor is our ability to integrate multiple chronic conditions into a single digital therapeutics platform, the “Dario One.” During 2021 we successfully won contracts in all three B2B business segments, including several contracts for Dario One, creating a compounding effect as more members enroll and many in multiple programs. The combination of moving from direct-to-consumer to the enterprise business market (B2B2C) and expanding from a single condition to multi condition platform, created multiple commercial growth engines as well as a multiplying impact that we believe will improve our financial profile by increasing potential revenue per account and per user.

Recent Developments

Agreement with a Leading Employer Benefits Brokerage

In December 2021, we announced that we entered into a strategic partnership with a leading employer benefits brokerage (the “Partner”) to sell its digital therapeutic solutions for diabetes, hypertension and musculoskeletal health as part of a new premier employee health benefits product for small businesses. The product has been made available to the Partner's more than 2,300 clients since early 2022.

Employer Contracts and Health Providers

Dario closed 2021 with a total of 54 new contracts in its first full year of selling digital therapeutics in the business-to-business market. We have a range of health plans, providers and employers taking advantage of our digital therapeutics platform designed to address the most common chronic conditions: diabetes, hypertension, weight management, musculoskeletal, and behavioral health.

In January 2022, we announced two new contracts with a large U.S. northeast regional employer in the finance industry set to deploy the Company's full suite of solutions, and a northeast regional employer in the food industry contracted to deploy the Company's digital therapeutic solution for diabetes. In January 2022, we also announced that we have contracted with a large regional health plan provider to deliver its digital therapeutic solution for diabetes for eligible U.S. Medicaid members in and around the mid-Atlantic region. The contract is expected to contribute to revenue beginning in the second quarter of 2022.

In addition, in February 2022, we announced several new contracts to deliver the Company’s digital therapeutics solutions for four new employers. The new accounts are expected to launch during the first and second quarters of 2022. The new clients include a northeast regional employer contracted for the Company's diabetes solution and three employers - including two educational organizations and a regional professional services firm - launching with the Company's behavioral health solution. In March 2022, we also announced new agreements with a regional employer and a regional provider. The new employer client will deploy Dario's digital behavioral solution to improve access to outcomes-based care, and the new provider contract will deliver both diabetes and hypertension solutions to patients. The contracts are expected to launch in the second quarter of 2022.

Agreement with Physimax

In January 2022, we announced that we have entered into an agreement to purchase all of the right, title and interest in certain assets of Physimax Technologies Ltd. ("Physimax"), a leading provider of computer vision (CV) technology for Musculoskeletal (MSK) functional screening and predictive risk of injury assessment. Physimax's technology is currently in commercial use by NBA and NFL teams, the U.S. military and health care facilities specializing in orthopedic care. The closing of the acquisition of Physimax's assets is subject to customary closing conditions, including the approval of the Israeli Innovation Authority. The technology enables automated MSK and injury risk screenings with validated accuracy and Physimax's Artificial Intelligence (AI) engine generates evidence-based personal training programs based on the user's objective scoring outcome to aid in effective injury prevention and recovery. Physimax's unique technology is validated by a professional motion lab as well as industry experts and proven to be comparable to trained human professionals. In consideration for the acquisition of Physimax's assets, the Company agreed to issue up to 256,660 shares of its common stock, subject to a lock up period, plus a cash payment of $500,000, as well as agreed to assume certain liabilities in an approximate amount of $1,020,000.

Agreement with Sanofi U.S.

In March 2022, we announced our entering into a strategic agreement with Sanofi U.S., an innovative global healthcare company. The multi-year, $30 million-dollar agreement, which is subject to certain contingencies, will help accelerate commercial adoption of Dario's full suite of digital therapeutics and drive the expansion of digital health solutions on the Dario platform. Dario and Sanofi will collaborate on promoting the Dario multi-condition digital therapeutics solution, significantly increasing Dario's sales reach in the health plan market and selectively in the employer channel. In addition, the agreement calls for Dario and Sanofi to develop new or enhanced solutions leveraging the Dario platform, and for the parties to generate robust evidence to support future commercialization in the health plan channel.

Competitive Advantages

 Our competitive advantage is driven by several unique capabilities, including:

Consumer-centric design. Most digital health solutions are built to address the needs of a business and then sold directly to the business, bypassing the difficult step of achieving consumer buy-in with respect to the product. Our experience as a direct-to-consumer company now leverages those insights to drive B2B2C commercial growth by working with health plans, employers, and provider groups and providing them a solution that their end users are more likely to utilize. Our current and potential customers recognize that consumer engagement insights are critical to success, and they are prioritizing solutions with more of a consumer focused experience.

Hyper-personalization. Unlike other digital health solutions, we personalize the user journey to anticipate and adapt to each individual’s unique circumstances, preferences and changes over time. Our solution has a 40% member enrollment rate. Our customized, dynamic user journeys are delivered by our artificial intelligence (“AI”)-driven journey engine which personalizes user experience across a range of factors including timing, tone, channel, content, frequency and intervention. We believe that this creates an adherence to our solutions that leads to an 80% year-over-year retention rate for consumers on our platform and the ability to sustain clinical improvements for more than two years, as demonstrated in our published studies as discussed more fully below.

Therapeutic value at scale. The digitization of health care has created an ecosystem of access points and point solutions that are largely disconnected, creating waste and inefficiency without sustainable value. We believe that our unique approach to connected and continuous health care through the use of our single integrated multi-condition platform leads to superior engagement and retention, reduced costs, and ultimately, improved user health that can be delivered at scale.

These advantages combine to ensure that our users have a better overall experience, with stronger engagement, superior clinical and financial outcomes and a simplified integrated platform that addresses the conditions that matter most to our customers and users.

Our Product Offering

Our user-centric software platform integrates digital therapeutics, coaching, professional human support and medical devices to drive superior clinical and financial outcomes. Our suite of offerings is modular, allowing for enterprise clients to purchase one or more of our chronic condition management solutions, while enjoying the same best-in-class experience supported by our behavior change journey engine so our partners can be confident in achieving sustainable outcomes and value. Our suite of digital offerings include:

Dario Metabolic (“Dario Evolve”)

Dario’s metabolic solutions are designed to address some of the most commonly co-occurring metabolic health needs - diabetes, hypertension, and weight management - through a combination of software, our smartphone-connected tools, interaction with live coaches, and real-time data analysis to help inform and educate users of the relationship between their behaviors and their health outcomes to drive changes that last.

Dario Musculoskeletal (“Dario Move”)

Our unique approach prevents and treats the most common MSK conditions, including chronic pain, by dealing with the cause and empowers users to create behavioral change. Dario Move’s digital physical therapy programs and posture training help people improve strength and mobility by using a combination of software, wearable biofeedback sensors, and coaching to drive sustainable improvements in musculoskeletal health.

Dario Behavioral Health (“Dario Elevate”)

Dario’s behavioral health solution optimizes access to evidence-based care by using an AI-driven screener to triage users and connect them to the most appropriate support across a wide range of mental health needs, including our integrated digital tools and coaching, giving patients a seamless path to proven mental health support.

Dario Full Suite (“Dario One”)

Dario’s full suite of chronic condition management solutions offers the maximum benefit for our partners with a completely seamless and holistic approach to managing chronic conditions. In addition to a better member experience, our partners deploying Dario One enjoy several benefits from purchasing the entire suite of solutions: better overall health as evidenced by recent research published by us; the convenience and ease of a single vendor to manage; less strain on internal resources spread across several chronic condition management programs; and a more affordable program launches due to lower costs of implementation.

Dario Health Solution Main Components

Users vary significantly in their interests and preferences, and unique user preferences also vary over time with respect to the optimal timing, tone, content, channel, frequency, and interventions required to produce sustained behavior change. Users’ interactions with devices, smartphones, coaches, providers, and third-party solutions must be personalized along these axes to ensure optimal engagement, retention, and outcomes. Furthermore to engage and sustain user interest and participation, and drive outcomes, platforms must be dynamically responsive. Due to a lack of responsiveness to these types of variances, most digital health platforms that achieve high initial engagement often fail to retain users over time.

Key to our ability to accommodate user behavioral changes is our mature AI-driven user journey engine. While several in-market solutions now integrate health signals across a range of categories to apply limited, nominal personalization, primarily in the form of nudges, our solution is informed by years of user experience data from over 223,000 users, enabling us to continually personalize and adapt user journeys themselves (and not just messages) over time. Our journey engine drives our multichannel targeted outreach and enrollment campaigns, informs specific recommendations around a range of categories such as diet, physical activity, self-care, coaching interventions, and provider engagement, and evolves in real time in response to the data exhaust from a user’s interaction with the care ecosystem.

Our journey engine combines complex behavioral science insights with data from hundreds of thousands of users over several years to recommend AI-driven initial and updated care journeys in response to a user’s engagement with the platform. Most digital health solutions consist primarily of tracking, content, and nudges. These are often perceived by users as non-rewarding work, and often do not feel relevant to their concerns, particularly as they evolve over time. We believe that current in-market solutions trivialize within person changes over time and do not appropriately respond to the dynamically evolving interests of users. This results in reduced engagement and impaired outcomes. Our journey engine adapts user journeys to drive engagement, retention, and clinical outcomes by optimizing timing, tone, channel, content, frequency and intervention to deliver dynamically personalized user journeys that are more likely to result in the behavior changes needed to drive improved outcomes across a range of conditions. As we partner with solutions in additional conditions or categories, we engage new populations and generate fresh insights, enhancing the engagement and efficacy of these partnered solutions to deliver additional value to our users. The engine is designed for integration and scale; as we add populations and conditions for which behaviors are primary drivers of outcomes, our engine becomes more adept at customizing a user’s evolving preferences and needs.

Software Applications

Our chronic condition management solutions are designed as three separate software applications to provide the best possible user experience across metabolic, MSK and behavioral health needs. Each application is integrated with Dario’s single digital therapeutics platform and behavior change journey engine to ensure the same hyper-personalized experience across each person’s unique health needs and preferences to keep them on track with healthy changes over time.

Dario Evolve

Dario Evolve helps users change their behaviors and help better manage their diabetes, blood pressure and weight. Using real-time data and analysis, the app helps users track their progress and offers real-time feedback and customized content to support each individual’s needs and goals. Integration with the Dario journey engine ensure that each user receives holistic support and a highly personalized experience that keeps them on track for long-lasting results.

Dario Move

Dario Move helps users improve strength and mobility to help address chronic pain and improve overall musculoskeletal health. After completing an online assessment, each user receives a personalized, evidence-based exercise program that can be adjusted throughout their journey based on sensor data or self-reported feedback to a coach or in the app. Dario Move guides members through their tailored program with educational content to support long-term outcomes.

Dario Elevate

Dario’s Elevate helps people get the help they need to address common mental health needs. Starting with a responsive, AI-driven screener, elevate triages users to understand the need and recommend the most appropriate support to help them feel better. Our integrated, evidence-based digital tools and coaching help people learn proven techniques to better manage their emotional health.

DarioEngage and Coaching

Our member health is managed through our proprietary care management platform DarioEngage, an integrated experience from contracting through onboarding, data exchange, enrollment, outcomes, and reporting. Regardless of which conditions or populations our customers select, and independent of whether they choose to deploy portions of their strategy through other partners, we present a unified application experience in DarioEngage to reporting that simplifies deployments, creates market-leading transparency, and accelerates and broadens user engagement.

DarioEngage also serves to support our coaching staff by providing a member-level view to help monitor progress and track escalations in real-time. Our professional staff includes trained and certified health coaches who serve as a personal support for each member throughout their journey, and clinical experts who provide expert-level care when members need additional support. Our clinical coaches include Certified Diabetes Educators (CDCES), Registered Nurses, Pharmacists and Mental Health Clinicians who are able to assist members throughout their journey.

Dario User Devices

Our product offerings include integrated devices to capture relevant clinical and biofeedback data to support continuous, real-time monitoring of member health. Our native devices include:

●	All-in-one smart glucose meter

●	Bluetooth connected blood pressure cuff
●	Digital Scale
●	Biofeedback sensor device

Sales and Marketing

In 2021, we invested in building a robust U.S. commercial team with deep experience in the health care industry to sell into the three key industry segments: health plans, employers, and providers. Dario’s sales teams are aligned to commercial channels and charged with maximizing revenue by selling multiple product lines in each channel.

Dario’s marketing resources are focused on three key objectives: first, engage new consumers on the platform to provide early feedback on new and enhanced solutions; second, engage eligible individuals with our services as part of an enterprise client population; and third, attract new enterprise clients across all three sales segments.

Our Commercial Channels

Our software solutions are sold across a range of channels to create multiple growth engines and support rapid adoption across all segments of the market. Our integrated product suite is designed to address a common and growing sentiment from enterprise customers expressing frustration with the large number of condition-specific solutions, lack of transparency, lackluster results and poor member experiences. Our software solutions align to meet the pain points across the three key buyer segments – health plans, employers, and providers – while also delivering value to strategic partners through our differentiated approach in the market. Finally, our consumer-centric legacy remans a key component of our commercial strategy, bolstering our ongoing solution development by serving as proving grounds for new services and product enhancements.

Health Plans: Although health plans represent the longest and most complex purchasing cycle across our client base, these contracts often represent sizeable opportunities as they typically offer much larger potential member populations. We currently have two live contracts with health plans, one a regional payer and one a large national plan, with several additional plans in negotiation and contracting at present day.

Employers: Our most robust growth in 2021 came from the employer market, a key buyer to help demonstrate our ability to deliver results. Today, we have several dozen employer populations actively on our platform, and growth of our employer pipeline continues to grow and mature.

Providers: The Centers for Medicare and Medicaid released additional proposed Current Procedural Terminology (“CPT”) codes for remote therapeutics in 2021, expanding our ability to support providers using our solutions to provide Remote Patient Monitoring (RPM) services. We won provider RPM contracts from several large regional practices in 2021 and continue to see pipeline growth thanks to the growing regulatory acceptance of digital health as form of care delivery, with several practices actively in the negotiation and contracting phase.

Partnerships: As part of our strategy for rapid growth, strategic partnerships play a key role in helping to expand our reach across markets quickly and efficiently. One such significant partnership agreement to come to fruition in early 2022 is our collaboration with Sanofi, a global leader in health care. The multi-year, $30 million-dollar agreement, as described more fully below, will help accelerate commercial adoption of our full suite of digital therapeutics through the promotion of our solutions in Sanofi sales channels and the collaborative development of new products. We also entered into partner agreements with several large employer benefits platforms such as Virgin Health Pulse in 2021, helping expand our reach within the employer market.

Consumers: Our ability to engage members and improve health begins with our consumer-centric approach, and this audience remains key to our commercialization at the enterprise client level. Our direct-to-consumer channel continues to attract members to our platform and provides a neutral audience for testing and learning about our products. These insights inform both our AI-driven behavior change journey engine, helping continuously improve engagement and retention, and inform product design to ensure our solutions remain at the forefront of consumer expectations.

Sanofi U.S. Agreement

On February 28, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement (the “Agreement”) with Sanofi for a term of five (5) years. Pursuant to the Agreement, we and Sanofi will collaborate as preferred partners to co-promote certain of our products and services, including devices and accessories, and to develop new products and services based on insights derived from our data relating to the use of those devices and services. In addition, we granted Sanofi a license to access and use certain of our data to derive insights from and improve our products or services, and Sanofi granted us a license under certain intellectual property of Sanofi for purpose of creating and promoting certain products and services in the United States.

Pursuant to the Agreement, in consideration of the preferred co-promotion and development rights granted by us, Sanofi agreed to pay us an aggregate amount of up to $30 million over the initial term of the Agreement, consisting of (i) an upfront payment, (ii) annual compensation for development costs per annual development plans to be agreed upon annually and (iii) certain contingent milestone payments upon meeting certain net sales and enrollment rate milestones at any time during the term of the Agreement. The Agreement also provides for us to make certain revenue sharing payments to Sanofi in a percentile beginning in the low double digits to low twentieth percentile of specified revenues upon qualifying sales through Sanofi introductions achieving a minimum revenue amount, and provided that the qualifying sales through Sanofi introductions remain above a specified percentage of total sales after year 3 of the collaboration. Revenue sharing in the thirtieth percentile will apply with respect to new solutions or services developed under the collaboration.

The Agreement has a term of five (5) years and may be renewed for a subsequent five (5) year term upon the mutual agreement of the parties. The Agreement may be terminated (i) by either party for a material breach, force majeure or insolvency; (ii) by us if net sales requirements are not reached; (iii) by either party for convenience, upon sixty days’ prior notice, beginning in the third year of the Agreement; or (iv) by Sanofi if we fail to complete a development plan within nine (9) months of the Effective Date, or upon our change of control.

Our Growth Strategies

As a company with multiple product lines operating in several channels, we have multiple growth engines. Furthermore, because we often bill on a per member  per month basis, this enables recurring revenue that grows when users are enrolled into the platform. The below key factors should have high impact on the business ability to grow.

Add customers across a range of markets and channels. In 2021, we established a client footprint across all three key enterprise verticals – providers, employers, and health plans – with contracts representing a mix of our solutions. Each additional contract not only increases revenues, but also the likelihood of attracting additional new customers as they recognize our solutions being adopted and trusted by peers and competitors. With new and existing clients, we are also focused on expanding client solution contracts across product lines to increase our ability to maximize revenue per member through engagement in multiple condition management programs.

Increase the eligible populations within customers. The expansion of our solution set to include MSK and behavioral health increases our ability to cover larger portions of our customers’ populations, thereby reducing the need for our customers to engage multiple vendors, and reducing their costs as compared to the alternative of partnering with multiple solutions to cover the conditions and categories that we cover on one single platform. The addition of medical conditions on our platform in the future can also accelerate the eligible populations for our services.

Drive Engagement. Our business model is predominantly a subscription model, where we charge per user engaged on the platform. As our AI matures and as we deploy increasingly dynamic and adaptive personalization, we intend to engage a large portion of eligible populations, potentially driving increased revenue.

Optimize solutions for value. Our customers primarily engage for 2 key reasons: the opportunity for cost savings and our competitive advantage in breadth of conditions serviced and our AI technology. Our pricing strategy is designed to deliver return on investment to our customers soon after engagement, and steadily over time. As we evolve our solutions to deliver increased value to our users, we can offer customers value-based pricing models that can lead to greater revenue.

Operations

The onboarding of client populations across multiple product lines requires the ability to outreach and engage to large numbers of individuals in a coordinated and responsive manner. We are focused on scaling operations to meet the rapid growth our of enterprise client member base by investing in platform and process technologies.

We also maintain supply agreements with commercial-scale manufacturers to produce our consumer devices, and owns the specialized equipment used to manufacture the Dario Blood Glucose Monitoring System.

Clinical Studies

Main Highlights

Our studies below demonstrate the clinical value of our legacy digital therapeutic devices and the ability of our solutions to deliver sustainable outcomes over time.

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

●	Reduction of 19.3% in high glucose readings within 12 months
●	Increase of 11.3% in in-range readings within 12 months

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

●	Reduction of 20% of High events (180-400 mg/dL) in T2D sustained within 12 months
●	Reduction of 58% of Hyper events (>400mg/dL) in T2D within 12 months

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

Continuous Reduction of Blood Glucose Average during One Year of Glucose Monitoring Using Dario Digital Monitoring System in a High-Risk Population

●	Reduction of 14% Blood Glucose average was observed in T2D within 12 months
●	76% of the population showed 24% improvement in Blood glucose average within 12 months

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

Decrease in Glycemic Variability for T2D over Six Months in Patients Monitoring with Dario Digital Diabetes Management System

●	Reduction of 14%-18% in measurements variability was observed in T2D within 6 months
●	Hypo events (<70 mg/dL) remained <1 event on average

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

Results: 368 high-risk, T2D active and engaged users for at least consecutive 2 years were identified and assessed for their risk-level and insulin usage. A group of 148 T2D, non-Insulin users that started with a blood glucose average (BG avg) >180 mg/dl (equivalent to eA1c>8.0) consistently reduced their BG avg by 18% on average and sustained these values (179±45 vs. 219±56 mg/dL) following 2 years on the Dario platform. Glycemic variability was reduced over two years by 20% on average (SD:45 vs. 56) . Substantial reductions were observed for higher risk groups (insulin and non-insulin treated). The subset that started with average BG levels > 212 mg/dL (eA1c >9.0) and average BG levels >240 mg/dL (eA1c>10) reduced their average BG by 22.5% and 25.7% respectively on average over two years. The equivalent reductions in eA1c were 1.95% and 2.42%

In August 2020, we presented an additional clinical study at the Virtual Association of Diabetes Care & Education Specialists (ADCES) conference. The presented observational study data demonstrated better glycemic and blood pressure control. Patients using an integrated chronic disease management digital platform have the potential to improve user activation which may assist to better manage their blood glucose and blood pressure levels and sustain behavioral change.

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

●Blood pressure:
o	Normal levels increased from 6% to 12% and percentage of users with hypertension stage 2 decreased from 53% to 45%
o	70% of the users (243 out of 345) improved their blood pressure levels in 8.4 mmHg Systolic and 6.2 mmHg on average (Systolic 134.2±12 vs.142.6±14; Diastolic 89.9 ±11 vs.83.7 ±8.7)
●Blood Glucose:
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

In June 2020, we presented two clinical studies at the ADA Virtual conference. The presented data from these studies showed:

●	The use of a digital diabetes platform resulted in a large population are consistent with previous studies and show the potential to promote behavior modification in users with T2D. The study demonstrated that digital management platforms may assist user to better control their blood glucose levels and sustain behavioral change. This observational data presented an improvement in high glycemia readings ratios, and an increase in prediabetes fasting blood glucose levels sustained over one year.
●	The additional study confirmed the potential of digital diabetes solutions to sustain glycemic achievements in users with type 2 diabetes over two years. The system may assist the users to experience an actual behavior modification in their diabetes self-management as well as in their long-term routine for self-care.

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

The potential benefit of implementing a real-time digital diabetes intervention journey to recognize episodes of high blood glucose measurement clusters and assist patients in improving self-management and clinical outcomes.

Method: A retrospective data evaluation study was performed on a population of 3,609 users who experienced a cluster event of frequent high blood glucose levels above 250 mg/dL (>=4 times in 4 different days along 7 days) and measured with Dario at least one month before and after the event during 2021. A group of 1,084 users was assigned to a Test group who experienced a digital intervention flow with personalized messages via various channels. The remaining 2,525 users were assigned to a Control group.  The clinical outcome examined was the monthly average of high blood glucose readings ratio calculated as the number of blood glucose measurements >250 mg/dL per total number of measurements in a month. This was measured during the event month and in the following month. T-test was used to compare the changes in high readings ratio in the Test group and Control group in the following month versus event month.

Results: A significant difference of 19% vs. control group (N=3,609), 18% for the group with type 2 (N=2307) and 42% for the group with type 2 non-insulin, in the reduction in average monthly ratio of high readings (above 250 mg/dL) per total blood glucose measurements in the following month. The results indicate personalized communications are effectively influencing positive lifestyle behavior change

A group of 454 users experienced the cluster event in a 6-month period before the digital journey was activated and after. A significant difference was observed after the digital journey versus before the digital journey in the following month's change in high readings ratio (-8% vs. +5%; P-value <0.03)

Product updates to digital platforms that guide on healthy eating and help users understand their glucose readings in context may assist users in improving the management of their diabetes.

Method: A retrospective data evaluation study was performed on Dario TM members during the time before and after product modification. Digital engagement and clinical outcomes were measured on first to six months per each period to examine if habit formation was achieved.

Results: A group of total 9794 users who had enrolled in a membership for 6 months or longer was evaluated. The ratio of measurements logged with context (fasting, pre-meal, post-meal, bedtime) was increased significantly by 56% in the first month following product modification on average (51.3%. vs. 32.8%) (P<0.001). Differences in the level of digital engagement remained stable over a 6 months period. The average number of days between measurements, i.e. “recency” decreased by 21% on average (2.71 vs. 3.45). Average ratios of high readings (180-400 mg/dL) were reduced by 12% on average over six months.

Digital diabetes platform has the potential to enhance self-care behaviors across socioeconomic statuses and among different language speakers.

Method: A retrospective data evaluation study was performed on the DarioTM data base. A population (“high-risk users”) of all users with type 2 diabetes activated during 2017-2020 who took measurements with Dario in the first 2 months and who started with an average blood glucose above 180 mg/dL was evaluated. The ratios assessed were target range (70-180 mg/dL) and high blood glucose (>180 mg/dL) readings over a year. Socioeconomic status was matched by applying zip code data to census.gov data.

Results: For 11,101 users, the average ratio of target range readings (70-180 mg/dL) was significantly increased from 28.4% to 54.8% (P<0.001). Average high events ratio (>180 mg/dL) was significantly reduced from 71.3% to 44.4% over a full year usage (P<0.001). The change appeared in the earliest months and was maintained over a year. Average number of days between measurements, i.e., “recency” was 3.3 days. A subset of Spanish language app users (N=169) was also evaluated, and comparable trends were observed. Matching Census.gov data on study population showed that 20% of users resided in low income zip codes, 70% in middle and 10% in upper income zip codes.

The benefit of implementing a digital diabetes interaction platform to durably improve self-management among users who had not recently measured their blood glucose.

Method: A retrospective study was performed on a population of 246 Dario active members who had not measured blood glucose for a 7-day period. 127 of these users were randomly assigned to a Test group and experienced a digital intervention flow, and the remaining 119 users were assigned to a Control group.

Results: Digital engagement levels were observed following 60 days in both groups.  Differences between Test group and Control group were observed. In the Test group, the percent of users who measured blood glucose was significantly higher (P<0.001): 14% in first 30 days and 22% in 30-60 days; average number of measurements was 6% higher in the first 30 days and 17% in 30-60 days; number of interactions (e.g. logging fasting glucose) with the digital platform was 10% higher in first 30 days and 15% in 30-60 days. Difference in average days between measurements, defined as “recency” was 30% lower in the test group.

The potential benefit of a digital diabetes management platform in the self-management required from insulin treated users, incorporating its use on a daily base, and sustaining behavioral change.

Method: A retrospective study was performed on a population of 285 active Dario users (85% with type 2) under insulin therapy, that measured with Dario for at least three months and logged basal insulin usage. The group included 112 users whose starting average blood glucose >180 mg/dL.  Among this group the average age was 55. The group also included 173 users whose starting average blood glucose was <180 mg/dL with average age 59. First month measuring on platform was used as study baseline.

Results: In the sub-group of 112 users the average amount of basal insulin increased by six units after three months (45 vs.39). Their fasting blood glucose was significantly reduced (9%) after three months (186±40.6 vs. 204±42.7) without change in hypoglycemia events ratio (<70 mg/dL) on average, and 15% of the users reduced their fasting average to <126 mg/dL. However, in the sub-group of 173 users, basal insulin usage and fasting glucose levels remained stable following three months.

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

In 2021, we acquired Upright and acquired the following patents which were added to our portfolio:

“BODY MOVEMENT FEEDBACK SYSTEM AND METHOD”, Patent App# 15/749,335 which is in National Phase (USPTO). The application was published Aug. 9, 2018.

In addition, a patent on PCT rout #PCT/IL2021/050739 was filed on June 17, 2021 titled “Posture detection device and system.”

In early 2022, we acquired Physimax and acquired the following patent – US 10,709,374 B2 titled “System and Method for Assessment of Musculoskeletal Profile of a Target Individual.”

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

Upright also added the following trademarks to our list: UPRIGHT, UPRIGHT GO – registered in the US, AU and EM, and UPRIGHT DASHBOARD, UPRIGHT DESKTOP, UPRIGHT GO 2, UPRIGHT PRO, UPRIGHT POSTURE IS WITHING REACH – registered in the US.

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

Competition

In recent years, a number of digitally supported solutions have emerged to manage diabetes and other chronic conditions. Competitors are developing new technologies rapidly and, in some cases, are also expanding to manage other chronic conditions. In this crowded field, our success is predicated on our flexibility to adapt to evolving customer requirements in digital health and superior execution in engagement, retention and clinical outcomes in a manner that delivers clear return on investment in required time-horizons and in complex, highly regulated business environments. We expect new entrants in the field and the emergence of novel technologies, as well as competition from larger technology platform players such as Amazon, Apple and Google. Dario’s competitors vary by intervention (devices, applications, coaching and analytics), by channel (health plan, pharma, provider, employer) and by condition (including, for example, diabetes, MSK, HTN, behavioral health and others). Certain of our competitors offer this integrated approach in varying degrees, including, among others, Hinge Health, Inc., Livongo Health Inc. (acquired by Teladoc Health Inc.), Omada Health, Inc., Vida Health, Inc.and. Virta Health Corp. We believe that our competitors are comparatively disadvantaged along several axes:

●	Our competitors offer point solutions for a single condition (which model is unattractive to enterprise customers needing to manage multiple vendor relationships and who recognize that conditions frequently overlap in the same individual);
●	Our competitors fail to share member-level data or granular reporting with partners, which prevents these partners from leveraging their own assets to support care;
●	Competitor applications have limited or minimal levels of personalization, where communications (or “nudge”) from the application may be somewhat personalized, but actual user experiences are heavily templated, and not personalized or dynamic;
●	Competitor applications are supported only by short term outcome data, as compared to our studies which cover a 2-year period and offer 7 years of direct-to-consumer data;
●	Failure of any one of our competitors to successfully engage and retain a substantial portion of the base population, as few have the direct-to-consumer experience or data required, resulting in frustrated customers who cannot realize promised cost savings;
●	Customers of our competitors suffer an inadequate user experience, as evidenced by few app store reviews and low scores in Apple, Google and Amazon stores;
●	Our competitors offer medical device-oriented approaches with delayed product update cadences, rather than our more agile, software-driven approaches that push out new products every few weeks;
●	Our competitors have slowed their improvements in the area of clinical metrics (including, for example, blood pressure, HbA1c, and pain), which decreases the solution’s return on investment;
●	Our competitors often utilize cumbersome form factors and alternative connected devices, which are not easily portable or that otherwise require significant user effort for connectivity. By contrast, our diabetes solution, for example, utilizes lancets, strips and a dongle held in a lipstick-sized device that physically connects to a user’s phone and doesn’t require independent charging. As another example, our MSK device is small and easily attaches to body parts for convenient and easy use;
●	Our competitors’ applications experience limited interoperability and connectivity, such that they are unable to integrate with third party devices, electronic health records or partnered solutions; and
●	Our competitors have higher costs; our solutions are priced 30-50% lower than current comparable in-market solutions.

Employees

As of March 10, 2022, we had 200 full-time employees and 14 part-time employees. We have employment agreements with our five executive officers. See “Management – Employment Agreements.”

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Financial Position and Capital Requirements

●	Risks associated with our relatively new business;
●	our future capital needs and their potential impact on our existing stockholders;
●	our history of losses and stockholder’s inability to rely upon our historical operating performance;

Risks Related to Our Business

●	the acceptance of our products in the market and our exposure to market trends;
●	the impact of COVID-19 on our operations;
●	our risks of basing our business on the sale of our principal technology;
●	our reliance on manufacturers and distributors;
●	the impact of a failure of our digital marketing efforts;
●	our reliance on the Apple App Store and Google’s Android platform;
●	the risks associated with conducting business internationally;
●	potential errors in our business processes and product offerings;
●	our reliance on the performance of key members of our management team and our need to attract highly skilled personnel;
●	the integration of Upright and PsyInnovations into our business;

Risks Related to Product Development and Regulatory Approval

●	the expense and time required to obtain regulatory clearance of our products;
●	our limited clinical studies and the susceptibility to varying interpretations of such studies;
●	our ability to complete clinical trials;
●	the failure to comply with the FDA’s Quality System Regulation or any applicable state equivalent;
●	our reliance on third parties to conduct clinical trial work;
●	the impact of legislation and federal, state and foreign laws on our business, including protecting the confidentiality of patient health information;
●	the potential impact of product liability suits;

Risks Related to Our Intellectual Property

●	the risks relating to obtaining or maintaining our intellectual property;
●	potential litigation relating to the protection of our intellectual property;

●	our limited foreign intellectual property rights;
●	Our reliance on confidentiality agreements and the difficulty in enforcing such agreements;

Risks Related to Our Industry

●	the intense competition we face in the markets we operate;
●	our need to respond quickly to technological developments;
●	the risks relating to obtaining or maintaining our intellectual property;
●	the risks relating to third-party payors not providing for adequate coverage and reimbursement for our products;

Risks Related to Our Operations in Israel

●	the risks relating to the political, economic and military instability that may exist in Israel;
●	the potential for operations to be disrupted as a result of obligations of Israeli citizens to perform military service;
●	the difficulty in enforcing judgements against us or certain of our executive officers and directors;

Risks Related to the Ownership of Our Common Stock and Warrants

●	the ability for our officers, directors and founding stockholders to exert influence over our affairs;
●	the potential lack of liquidity, or volatility, of our common stock and warrants;
●	the impact of analysts not publishing research or reports about us;
●	the expense relating to our requirements as a U.S. public company;
●	the potential failure to maintain effective internal controls over financial reporting;
●	the existence of anti-takeover provisions in our charter documents and Delaware law; and
●	that we do not intend to pay dividends on our common stock.

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

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements and public offerings of common stock and have incurred losses in each year since inception including net losses of $[   ],000 and $29,445,000 in 2021 and 2020, respectively. Our accumulated deficit at December 31, 2021 was approximately $[   ],000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario in additional European countries, and elsewhere and manufacture, market and sell Dario where approved. We may be unable to achieve any or all of these goals.

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

Our product offering consists of our DarioEngage software platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications, and real-time alerts, trends and pattern analysis. We expect that the DarioEngage software platform may be leveraged by our potential partners, such as clinics, health care service providers, employers, and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. While we have begun to execute agreements with employers and health plans in the United States, we have not yet seen wide adoption of our platform. Therefore, the success of our DarioEngage software platform will depend entirely on our potential partners’ adoption of the platform and we cannot assure you that our potential partners will do so, or, if adopted, that they will continue to use the platform continually and for an extended period of time. If we cannot encourage potential partners to utilize our DarioEngage software platform we may not succeed in marketing the product to our potential partners, the failure of which may materially and adversely affect our business and operating results.

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

A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations and financial condition. A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. In addition, the COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility of financial markets. The COVID-19 pandemic continues may also impact our supply chain partners, including third-party manufacturers, logistics providers and other vendors. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and may continue to delay inventory orders and, in turn, it may delay the delivery of our products to customers. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

As a result of the COVID-19 pandemic, many of our personnel previously worked remotely, and if we return to a remote working environment, is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that the pandemic and related disruptions continue, the impact of governmental regulations that might be imposed in response to the pandemic and overall changes in consumer behavior.

The extent to which COVID-19 will impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, including the actions to contain COVID-19 or treat its impact, the efficacy and scale of the various vaccines currently deployed across the world, among others. Moreover, COVID-19 has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic continues to harm the global economy generally. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section.

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

We rely upon Software-as-a-Services, or SAAS, technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business, financial condition and results of operations.

We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including platform delivery, enterprise resource planning, customer relationship management, billing, project management and accounting and financial reporting. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and products and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business, financial condition and results of operations.

The SaaS pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit.

We derive most of our revenue growth from subscription offerings and, specifically, SaaS offerings. This business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand of the SaaS pricing model, then our business and operating results could be adversely affected.

Our results of operations may fluctuate significantly due to the timing of our recognition of SaaS revenues.

We may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our SaaS offerings and our traditional on-premise software and hardware sales. SaaS revenues are generally recognized ratably over the life of the subscriptions. In contrast, revenue from our on-premise software and hardware sales is generally recognized in full at the time of delivery. Accordingly, the SaaS delivery model creates risks related to the timing of revenue recognition not associated with our traditional on-premise software delivery model and hardware sales. A portion of our SaaS revenue results from the recognition of deferred revenue relating to subscription agreements entered into during prior reporting periods. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period, but may result in a decline in our revenue in future reporting periods. If any of our assumptions about revenue from our SaaS delivery model prove incorrect, our actual results may vary materially from those anticipated, estimated, or projected.

Any damage, failure or disruption of our SaaS network infrastructure or data centers could impair our ability to effectively provide our solution, harm our reputation and adversely affect our business.

Our SaaS network infrastructure is a critical part of our business operations. Our clients access our solution through standard web browsers, smart phones, tablets and other web-enabled devices and depend on us for fast and reliable access to our solution. We serve all of our clients from our data centers located in the United-States. Our SaaS network infrastructure and data centers are vulnerable to damage, failure and disruption.

In the future, we may experience issues with our computing and communications infrastructure, or data centers caused by the following factors:

•human error;

•telecommunications failures or outages from third-party providers;

• computer viruses or cyber-attacks;

•break-ins or other security breaches;

•acts of terrorism, sabotage, intentional acts of vandalism or other misconduct;

•tornadoes, fires, earthquakes, hurricanes, floods and other natural disasters;

•power loss; and

•other unforeseen interruptions or damages.

If our SaaS network infrastructure or our clients’ ability to access our solution is interrupted, client and employee data from recent transactions may be permanently lost, and we could be exposed to significant claims by clients, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees or tax authorities. Further, any adverse changes in service levels at our data centers resulting from damage to or failure of our data centers could result in disruptions in our services. Any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new clients, prevent us from gaining new or additional business from our current clients, or cause our current clients to terminate their use of our solution, any of which would adversely impact our revenues. In addition, if our network infrastructure and data centers fail to support increased capacity due to growth in our business, our clients may experience interruptions in the availability of our solution. Such interruptions may reduce our revenues, cause us to issue refunds to clients or adversely affect our retention of existing clients, any of which could have a negative impact on our business, operating results or financial condition.

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

Outside of the United States, we operate our business internationally, presently in Europe, Australia and Canada. The international operation of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, as a result of the crisis in Ukraine, both the United States and the EU have implemented sanctions against certain Russian individuals and entities, as well with respect to Belarus, and may impact the economic and political stability in the EU. If the EU experiences economic and political instability as a result of these current tensions, our business, including revenue, profitability and cash flows, and operations could be adversely affected. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

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

We may not generate the expected benefits of our recent acquisition of Upright and PsyInnovations, and the integration of these businesses could disrupt our ongoing business, distract our management and increase our expenses.

Through our acquisitions of Upright and PsyInnovations, we expanded our product offering to include solutions for MSK as well as behavioral conditions. We believe that the successful integration of Upright and PsyInnovations businesses into our operations is important for our future financial performance. This will require that we integrate more closely the companies’ product offerings and research and development capabilities, retain key employees, assimilate diverse corporate cultures, further integrate management information systems and consolidate the acquired operations, each of which could pose significant challenges. The difficulty of combining Upright and PsyInnovations with our company may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. The diversion of the attention of management created by the integration process, any disruptions or other difficulties encountered in the integration process, and unforeseen liabilities or unanticipated problems with the acquired businesses could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that these acquisitions will provide the benefits we expect or that we will be able to integrate and develop the operations of Upright and PsyInnovations successfully. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

However, to date, we have only been issued four patents (three of which were issued in the United States) relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smartphone via the audio jack port. None of our other patents have been granted by a patent office. In addition, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our pending patent and other proprietary rights principally include the following:

●	pending patent applications we have filed or will file may not result in issued patents or may take longer than we expect to result in issued patents;
●	we may be subject to interference proceedings;
●	we may be subject to opposition proceedings in foreign countries;
●	any patents that are issued to us may not provide meaningful protection;
●	we may not be able to develop additional proprietary technologies that are patentable;
●	other companies may challenge patents licensed or issued to us;
●	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;
●	other companies may design their technologies around technologies we have licensed or developed; and
●	enforcement of patents is complex, uncertain and very expensive.

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

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to enter into these types of agreements with our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our technology. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;
●	these agreements may not provide adequate remedies for the applicable type of breach;
●	our proprietary know-how will otherwise become known; or
●	our competitors will independently develop similar technology or proprietary information.

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

Risks Related to the Ownership of Our Common Stock

Our officers and directors may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of this Annual Report, our officers and directors collectively have a beneficial ownership interest of approximately 9.0% of our Company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

Our common stock has less liquidity than many other stocks listed on the Nasdaq Capital Market.

Historically, the trading volume of our common stock has been relatively low when compared to larger companies listed on the Nasdaq Capital Market or other stock exchanges. While we have experienced increased liquidity in our stock during the year ended December 31, 2021, we cannot say with certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

The market price of our common stock may be significantly volatile.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in financial or operational estimates or projections;
●	conditions in markets generally;
●	changes in the economic performance or market valuations of companies similar to ours; and
●	general economic or political conditions in the United States or elsewhere.

In particular, the market prices for securities of mHealth and medical device have historically been particularly volatile. Some of the factors that may cause the market price of our common stock and warrants to fluctuate include:

●	any delay in or the results of our clinical trials;
●	any delay in manufacturing of our products;
●	any delay with the approval for reimbursement for the patients from their insurance companies;
●	our failure to comply with regulatory requirements;
●	the announcements of clinical trial data, and the investment community’s perception of and reaction to those data;
●	the results of clinical trials conducted by others on products that would compete with ours;

●	any delay or failure to receive clearance or approval from regulatory agencies or bodies;
●	our inability to commercially launch products or market and generate sales of our products, including Dario;
●	failure of Dario or any other products, even if approved for marketing, to achieve any level of commercial success;
●	our failure to obtain patent protection for any of our technologies and products (including those related to Dario) or the issuance of third-party patents that cover our proposed technologies or products;
●	developments or disputes concerning our product’s intellectual property rights;
●	our or our competitors’ technological innovations;
●	general and industry-specific economic conditions that may affect our expenditures;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;
●	future sales of our common stock or other securities, including shares issuable upon the exercise of outstanding warrants or otherwise issued pursuant to certain contractual rights;
●	period-to-period fluctuations in our financial results; and
●	low or high trading volume of our common stock due to many factors, including the terms of our financing arrangements.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;
●	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
●	provide that special meetings of stockholders may only be called by our Chairman, Chief Executive Officer and/or President or other executive officer, our Board of Directors or a super-majority (66 2/3%) of our stockholders;
●	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;

●	do not provide stockholders with the ability to cumulate their votes; and
●	provide that our Board of Directors or a super-majority of our stockholders (66 2/3%) may amend our bylaws.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We do not own any real property. Currently, we maintain offices at 8 HaTokhen St., Caesarea Industrial Park, 3088900, Israel. On September 8, 2016, we signed a lease agreement for these facilities for a period of 5 years commencing upon the completion of construction of the new office building. We moved into these offices during November 2017. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $19,140. In December 2017 we signed a lease agreement for our new U.S. headquarters facilities in New York, New York for a monthly rent and management services of approximately $6,557.

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

Record Holders

As of March 17, 2022, we had 380 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2021:

The following table provides information as of December 31, 2021, with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company’s  2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), and the Company’s other equity compensation arrangements.

		Number of securities
		to be issued upon	Weighted-average
		exercise of	exercise price of	Number of securities
		outstanding options,	outstanding options,	remaining available
Plan category	Forfeited shares (8)	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	12,616	1,435,368	$18.25	633,366
Equity compensation plans not approved by security holders (1)		587	$2,523.62	—
Equity compensation plans not approved by security holders (2)		213	$2,502.00	—
Equity compensation plans not approved by security holders (3)		157,500	$8.41	—
Equity compensation plans not approved by security holders (4)		50,000	$5.75	—
Equity compensation plans not approved by security holders (5)		75,000	$20.53
Equity compensation plans not approved by security holders (6)		20,000	$18.62
Equity compensation plans not approved by security holders (7)		140,000	$16.70
Total	12,616	1,878,668		633,366
(1)	In March 2013, our Board adopted a non-employee director’s remuneration policy.

(2)	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $2,502.00 vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten-year term.
(3)	In January 2020, our Board approved the grant of non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired President and General Manager for North America. The options have an exercise price of $8.41 per share. 90,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. An additional 90,000 options are performance based, and vest over a three-year period. One third vest after one year and the balance vest over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. 22,500 options will commence vesting every calendar year for the next four years, commencing in 2021, and only if certain performance milestones were met in the immediately preceding year. 22,500 of these options have expired on January 1, 2021 as the performance milestones were not met.
(4)	In March 2020, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Medical Officer. The options have an exercise price of $5.75 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.
(5)	In June 2021, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Head of Behavioral Health. The options have an exercise price of $20.53 per share. 60,000 options are time based and vest over a three-year period in twelve equal quarterly installments from the grant date; these options have a cashless exercise feature and a ten-year term. An additional 15,000 options are performance based, and have vested in full during 2021.
(6)	In July 2021, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Special Vice President of Market Access. The options have an exercise price of $18.62 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term.
(7)	In November 2021, our Board approved the grant of certain non-plan options, issued as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Commercial Officer. The options have an exercise price of $16.70 per share. 80,000 options are time based and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term. An additional 60,000 options are performance based, and vest over a three-year period in three annual installments subject to reaching annual revenue thresholds during each of the 2022, 2023 and 2024 fiscal years.
(8)	12,616 restricted shares of common stock issued to employees of the company were forfeited, as they were not vested upon certain employee departures.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. On March 26, 2018 and May 18, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 5,373,000. On October 7, 2018 and November 29, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 7,873,000. On September 3, 2019 and November 6, 2019, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 618,650 on a post reverse stock split basis. On December 26, 2019 and February 5, 2020, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,968,650. The 2012 Equity Incentive Plan expired on January 23, 2022. On September 2, 2020 and October 14, 2020, respectively, our Board of Directors and stockholders approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), reserving for issuance a pool of 900,000 shares of the Company’s common stock under the plan. On January 1, 2021 the number of shares of common stock available under the plan increased to 1,828,890 according to the terms thereof. On June 7, 2021 the number of shares of common stock available under the plan increased to 2,528,890 according to the terms thereof. On January 1, 2022 the number of shares of common stock available under the plan increased to 3,868,514 according to the terms thereof. As of March 17, 2022, there are 1,426,244 shares of Common Stock reserved for issuance thereunder. The Company’s officers and directors are among the persons eligible to receive awards under the 2020 Equity Incentive Plan in accordance with the terms and conditions thereunder.

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

In addition, our Board of Directors may amend our 2012 or 2020 Equity Incentive Plan at any time. However, without stockholder approval, our 2012 or 2020 Equity Incentive Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under such Equity Incentive Plan;
●	materially modify the requirements for eligibility for participation in such Equity Incentive Plan;
●	materially increase the benefits to participants provided by such Equity Incentive Plan; or
●	otherwise disqualify such Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2012 or 2020 Equity Incentive Plans may not be impaired or affected by any amendment of such without the consent of the affected grantees.

Option Exercises

To date, no options have been exercised by our directors or officers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2021, we issued an aggregate 55,194 shares of our common stock to certain of our service providers as compensation to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6.     [Reserved]

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

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company (“LabStyle”) with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. We began our sales in the direct-to-consumer space, solving first for what we deemed the most difficult problems: how to engage users and support behavior change to improve clinical outcomes in diabetes. Our most developed AI tools leverage the direct-to-consumer experience from over 150,000 members to drive superior engagement and outcomes. In early 2020, we broadened our solutions to include other medical conditions in addition to diabetes, and to serve business customers who seek to improve the health of their stakeholders. Presently, we have deployed solutions for diabetes, hypertension, and pre-diabetes, and through our acquisition of Upright, we now offer solutions for musculoskeletal (“MSK”) conditions. We intend to deploy behavioral health and other condition solutions in 2021, which conditions will also be powered by our AI-driven behavior change platform. We are currently delivering B2B2C solutions for providers, employers, and pharmaceutical companies.

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

Through our Israeli subsidiary, Labstyle, and its subsidiary Upright, our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct-to-consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these efforts to include Australia as well. In 2017, we expanded our direct-to-consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

●	ramp up of mass production, marketing and distribution and sales efforts related to the Dario Smart Diabetes Management Solution and the DarioEngage platform;
●	develop our customer support and telemarketing services in order to support the expect growth of our revenues and the increase of user, and service provider who will use our platform to better serve people with diabetes and improve their clinical outcome;
●	continued product and software development, and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario Smart Diabetes Management Solution, the DarioEngage platform and the Dario Loop tools and capabilities);
●	continued work on registration of our patents worldwide;
●	Regulatory and quality assurance matters;
●	professional fees associated with being a publicly reporting company; and
●	general and administrative matters.

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

Revenue Recognition

We derive our revenue principally from:

●	sale of our products, device-specific disposables test strip cartridges, lancets and our Dario Blood Glucose Monitoring System through distributors or directly to end users;
●	revenue from providing Remote Patient Monitoring services to healthcare providers through the DarioEngage platform; and

●	revenue from ongoing membership programs, providing our users personalized diabetes management programs, including lifestyle changes, healthy eating, advanced tracking and live coaching.

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

Revenues from ongoing membership programs and Remote Patient Monitoring services are recognized for each individual performance obligation when delivery has occurred, by fulfillment of product and service to the customer. Our revenues are recognized in the period in which services and related products are provided to customers and are recorded either at a point in time for the sale of products, or over the fixed service period for membership. The fee paid in upfront, fixed or determinable, the allocation of the transaction price to each performance obligations product and service based on the best estimate of selling price which is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which we offer our products.

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

During the year ended December 31, 2021, total inventory write-downs expenses amounted to $73,000.

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

Results of Operations

Comparison of the Year Ended December 31, 2021 to Year Ended December 31, 2020

Revenues

Revenues for the year ended December 31, 2021 amounted to $20,513,000 compared to $7,576,000 during the year ended December 31, 2020.

Revenues generated during the year ended December 31, 2021 were derived mainly from the sales of the hardware and services, through direct sales to consumers located mainly in the United States through our on-line store and through distributors, and from the offering of our membership services to our customers located mainly in the United States.

Cost of Revenues

During the years ended December 31, 2021 and 2020, we recorded costs related to revenues in the amount of $16,550,000 and $5,063,000, respectively. The increase in cost of revenues was mainly due to higher costs related to shipping of inventory, and amortization of inventory step up and acquired technology in the amount of $4,106,000 as a result of the acquisition of Upright and WayForward.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the year ended December 31, 2021, amounted to $3,963,000 (19.3% of revenues) compared to $2,513,000 (33.2% of revenues) for the year ended December 31, 2020. The decrease in gross profit as a percentage of revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, is mainly as a result of amortization of inventory step up and acquired technology following the acquisition of Upright and WayForward amounting to $4,106,000, decrease in profitability generated from products and higher shipping costs of inventory. Gross profit excluding these amortizations was $8,069,000 (39.3% of revenues).

Research and Development Expenses

Our research and development expenses increased by $12,786,000 to $17,219,000 for the year ended December 31, 2021 compared to $4,433,000 for the year ended December 31, 2020. This increase was mainly due to the increase in our activities during the year ended December 31, 2021. Our research and development expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2021, were $13,272,000 compared to $3,584,000 for the year ended December 31, 2020, an increase of $9,688,000. This increase is mainly as a result of an increase in salaries and software development expenses.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to: (i) our solutions including our Dario Smart Diabetes Management Solution, DarioEngage platform, Dario Move solution and our digital behavioral health solution, (ii) labor contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, (iv) clinical trials performed in the United States to satisfy the FDA product approval requirements and (v) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing

Our sales and marketing expenses increased by $24,479,000 to $39,706,000 for the year ended December 31, 2021 compared to $15,227,000 for the year ended December 31, 2020. This increase was mainly due to the increases in our digital marketing, payroll related expenses, stock-based compensation during the year ended December 31, 2021. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the year ended December 31, 2021 were $33,555

,000 compared to $12,452,000 for the year ended December 31, 2020, an increase of $21,103,000. This increase was due to an increase in our digital marketing, and payroll related expenses, as a result of hiring our sales and marketing team in the U.S. to lead the penetration into the B2B2C market.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of our service offering, trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $10,776,000 to $23,532,000 for the year ended December 31, 2021 compared to $12,756,000 for the year ended December 31, 2020. The increase was mainly due to an increase in our stock-based compensation, investor relations, insurance expenses and the costs related with the acquisitions performed during the year ended December 31, 2021. Our general and administrative expenses, excluding stock-based compensation, acquisition costs and depreciation, for the year ended December 31, 2021 were $8,150,000 compared to $5,239,000 for the year ended December 31, 2020, an increase of $2,911,000. This increase was due to an increase in insurance, consulting services, legal expenses and investor relations expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance income (expenses), net

Our finance expenses, net, increased by $693,000 to $235,000 for the year ended December 31, 2021 compared to $458,000 financing income for the year ended December 31, 2020. The changes in our financial expenses were mainly due to foreign currency translation differences.

Financial (income) expenses, net mainly include bank charges, interest income, lease liability and foreign currency translation differences.

Income tax

Income tax expenses were $32,000 for the year ended December 31, 2021. as compared to none for the year ended December 31, 2020.

Net loss

Net loss for the year ended December 31, 2021 was $76,761,000. Net loss for the year ended December 31, 2020 was $29,445,000. The increase from 2020 was mainly due to the increase in our operating expenses.

Net operating loss carryforwards

As of December 31, 2021, we and WayForward had a U.S. federal net operating loss carryforward of approximately $37,910, of which $7,491 were generated from tax years 2011-2017 and can be carried forward and offset against taxable income, which expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). During 2018 - 2021, we generated additional $30,419,000 of net operating losses carryforwards which are not subject to the annual limitation described above.

Our Israeli subsidiaries, Labstyle and Upright, have accumulated net operating losses for Israeli income tax purposes as of December 31, 2021 in the amount of approximately $133,960,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $78,766,000 and $33,103,000 for the year ended December 31, 2021 and 2020, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31,
	(in thousands)
	2021	2020	$ Change
Net Loss Reconciliation
Net loss - as reported	$(76,761)	$(29,445)	$(47,316)

Adjustments
Depreciation expense	282	190	92
Inventory step up amortization	1,140	—	1,140
Amortization of acquired technology	3,035	—	3,035
Other financial expenses (income), net	235	(458)	693
Income Tax	32	—	32

EBITDA	(72,037)	(29,713)	(42,324)

Acquisition costs	880	—	880
Revaluation of earn-out	(503)	—	(503)
Stock-based compensation expenses	24,971	11,102	13,869

Non-GAAP adjusted loss	$(46,689)	$(18,611)	$(28,078)

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $35,808,000 in cash and cash equivalents compared to $28,590,000 at December 31, 2020.

We have experienced cumulative losses of $222,014,000 from inception (August 11, 2011) through December 31, 2021 and have a stockholders’ equity of $85,549,000 at December 31, 2021. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $189,685,000 as of December 31, 2021.

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

On February 28, 2022, we entered into securities purchase agreements with institutional accredited investors relating to a registered direct offering with respect to the sale of an aggregate of 4,674,454 shares of our common stock and pre-funded warrants to purchase an aggregate of 667,559 shares of our common stock, at a purchase price of $7.49 per share. The aggregate gross proceeds were approximately $40,000,000.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2021	2020
	$	$
Cash used in operating activities:	(50,409,000)	(17,736,000)
Cash used in investing activities:	(8,134,000)	(1,622,000)
Cash provided by financing activities:	65,766,000	27,548,000

Net cash used in operating activities

Net cash used in operating activities was $50,409,000 for the year ended December 31, 2021 compared to $17,736,000 used in operations for the same period in 2020. Cash used in operations increased mainly due to the increase in our marketing activities and the consolidation of each of Upright and WayForward, which we acquired in 2021.

Net cash used in investing activities

Net cash used for investing activities was $8,134,000 for the year ended December 31, 2021 compared to cash used in investing activities of $1,622,000 for the year ended December 31, 2020. Cash used in investing activities increased mainly due to the repayment of a loan we made to Upright, the acquisition of WayForward and cash acquired as part of the acquisition of each of Upright and WayForward.

Net cash provided by financing activities

Net cash provided by financing activities was $65,766,000 for the year ended December 31, 2021 compared to $27,548,000 for the year ended December 31, 2020. During the year ended December 31, 2021, we raised net proceeds in an amount of approximately $65,766,000 mainly through our January 2021 offering.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2021 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period
	(In U.S. dollars thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	Over 4 years
Operating Lease Obligations	$846	$495	$351	$—
Purchasing Obligations	12,190	12,190	—	—

Total contractual cash obligations	$13,036	$12,685	$351	$—

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2021, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2021.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired PsyInnovations, Inc. (dba wayForward) during 2021, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, the acquired entity’s internal control over financial reporting associated with the assets we acquired. We are finalizing the process of integrating our acquisition of PsyInnovations, Inc. (dba wayForward), including evaluating our internal controls, and designing and implementing an internal control structure over PsyInnovations, Inc. (dba wayForward), which will be complete in the 2022 fiscal year.

Item 9B.   Other Information

None

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Name	Age	Position(s)
Erez Raphael	48	Chief Executive Officer and Director
Zvi Ben David	61	Chief Financial Officer, Treasurer and Secretary
Dror Bacher	47	Chief Operating Officer
Richard Anderson	52	President and General Manager of North America
Yoav Shaked	50	Chairman of the Board of Directors
Dennis Matheis	61	Director
Hila Karah	53	Director
Dennis M. McGrath	65	Director
Adam Stern	57	Director
Prof. Richard B. Stone	79	Director

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

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee charter is available on our website at www.mydario.com under the Investors / Governance section. The Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engage such independent auditor;
●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;
●	monitors the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and
●	oversees all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors.

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

Item 11.    Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2021 and 2020.

Summary Compensation Table

								Option		Non-equity	Non-qualified	All Other
Name and								Awards		incentive plan	incentive plan	Compensation		Total
Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		($)**		compensation	compensation	($)		($)
Erez Raphael	2021	$460,787	(1)	$345,906	(2)	$7,450,399	(3)	$—		—	—	$179,475	(4)	$8,436,567
(Chief Executive Officer)	2020	$284,062	(1)	$251,313	(2)	$2,484,049	(3)	$—		—	—	$130,482	(4)	$3,149,906

Zvi Ben David	2021	$248,026	(5)	118,596	(6)	$2,020,474	(7)	$—		—	—	$70,988	(9)	$2,458,084
(Chief Financial Officer)	2020	$137,202	(5)	—		$559,112	(7)	$172,222	(8)	—	—	$33,446	(9)	$901,982

Dror Bacher	2021	$226,060	(10)	$118,596	(11)	$1,827,964	(12)	$—		—	—	$84,559	(14)	$2,257,179
(Chief Operating Officer)	2020	$181,917	(10)	$—		$463,874	(12)	$177,401	(13)	—	—	$66,713	(14)	$889,905

Richard Anderson	2021	$335,000	(15)	212,500	(16)	$1,960,853	(17)	$1,244,726	(18)	—	—	$35,172	(19)	$3,788,251
(President and General Manager of North America)	2020	$308,098	(15)	100,000	(16)	$163,433	(17)	$479,160	(18)	—	—	$16,328	(19)	$1,067,019

*

Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2021 and December 31, 2020, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation,” or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016, his monthly salary was increased to NIS 80,000 (approximately $24,691 per month). On June 1, 2018, his monthly salary was increased to NIS 134,167 (approximately $41,410) and on April 1, 2021 his monthly salary was increased to NIS 137,466 (approximately $42,428 per month). During 2020 and 2021, Mr. Raphael agreed to a waiver of 36.4% and 9.4% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(2)	On September 2020, Mr. Raphael was paid a bonus of $251,313 for the successful completion of the July 2020 private placement. On March 2021, Mr. Raphael was paid a bonus of $345,906 for his performance during 2020.
(3)	On January 28, 2020, Mr. Raphael was granted 15,602 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2020. On April 3, 2020, Mr. Raphael was granted 15,146 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2020. On July 20, 2020, Mr. Raphael was granted 15,593 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2020. On October 16, 2020, Mr. Raphael was granted 2,127 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2020, and 5,060 shares of our common stock under our 2012 Equity Incentive plan against an additional cash waiver during the period April – July 2020. On February 12, 2020, Mr. Raphael was granted 351,546 shares of our common stock under our 2012 Equity Incentive Plan.

On January 19, 2021, Mr. Raphael was granted 2,268 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2021. On May 3, 2021, Mr. Raphael was granted 673 shares of our common stock under our 2020 Equity Incentive plan against waiver of cash salary for the period from April to June 2021. On July 18, 2021, Mr. Raphael was granted 688 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2021. On October 10, 2021, Mr. Raphael was granted 695 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2021. On January 19, 2021, Mr. Raphael was granted 413,158 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $9,630) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $12,037 per month, commencing April 1, 2016, his monthly salary was updated to NIS 60,000 (approximately $18,519). Commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $20,741), and commencing April 1, 2021, his monthly salary was updated to NIS 74,620 (approximately $23,031). During 2020 and 2021, Mr. Ben David agreed to a waiver of 42% and 9.3% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(6)	In March 2021, Mr. Ben David was paid a bonus of $118,596 for his performance during 2020.

(7)	On January 28, 2020, Mr. Ben David was granted 7,287 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2020. On April 3, 2020, Mr. Ben David was granted 7,074 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2020. On July 20, 2020, Mr. Ben David was granted 7,283 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2020. On October 16, 2020 Mr. Ben David was granted 4,235 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2020, and 2,006 shares of our common stock under our 2012 Equity Incentive plan against an additional cash waiver during the period of April through July 2020. On February 12, 2020, Mr. Ben David was granted 45,000 shares of our common stock under our 2012 Equity Incentive Plan. On September 9, 2020, Mr. Ben David was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan.

On January 19, 2021, Mr. Ben David was granted 1,152 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2021. On May 3, 2021, Mr. Ben David was granted 357 shares of our common stock under our 2020 Equity Incentive plan against waiver of cash salary for the period from April to June 2021. On July 18, 2021, Mr. Ben David was granted 365 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2021. On October 10, 2021 Mr. Ben David was granted 369 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2021. On January 19, 2021, Mr. Ben David was granted 111,228 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(8)	On February 12, 2020, Mr. Ben David was granted 27,827 options to purchase shares of our common stock under our 2012 Equity Incentive Plan, at an exercise price of $7.736 per share.
(9)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(10)	In accordance with his second amendment to the employment agreement with our company effective April 2016, Mr. Bacher was entitled to a monthly salary of NIS 48,000 (approximately $14,815 per month), commencing July 1, 2017, Mr. Dror was appointed as our Chief Operating Officer and his monthly salary was increased to NIS 55,000 (approximately $16,975 per month). Commencing June 1, 2018 his monthly salary was increased to NIS 61,490 (approximately $18,978 per month), and. commencing April 1, 2021 his monthly salary was increased to NIS 68,910 (approximately $21,269 per month). During 2020 and 2021, Mr. Bacher agreed to a waiver of 10.6% and 9.6% of his cash salary respectively, according to our salary program (see further details in “Employment and Related Agreements” below).
(11)	In March 2021, Mr. Bacher was paid a bonus of $118,596 for his performance during 2020.
(12)	On January 28, 2020, Mr. Bacher was granted 1,677 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2020. On April 3, 2020, Mr. Bacher was granted 1,628 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from April to June 2020. On July 20, 2020, Mr. Bacher was granted 1,676 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2020. On October 16, 2020, Mr. Bacher was granted 974 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2020, and 3,772 shares of our common stock under our 2012 Equity Incentive plan against an additional cash waiver during the period from April through July 2020. On February 12, 2020, Mr. Bacher was granted 45,000 shares of our common stock under our 2012 Equity Incentive Plan. On September 9, 2020, Mr. Bacher was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan.

On January 19, 2021, Mr. Bacher was granted 1,039 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2021. On May 3, 2021, Mr. Bacher was granted 346 shares of our common stock under our 2020 Equity Incentive plan against waiver of cash salary for the period from April to June 2021. On July 18, 2021, Mr. Bacher was granted 353 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2021. On October 10, 2021, Mr. Bacher was granted 357 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2021. On January 19, 2021, Mr. Bacher was granted 100,580 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(13)	On February 12, 2020, Mr. Bacher was granted 28,664 options to purchase shares of our common stock under our 2012 Equity Incentive Plan, at an exercise price of $7.736 per share.
(14)	In addition to his salary, Mr. Bacher is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(15)	In accordance with his employment agreement, effective in January 2020, Mr. Anderson was entitled to a monthly salary of $27,916.67.
(16)	In September 2020, Mr. Anderson was paid a bonus of $100,000 for the successful completion of the July 2020 private placement. In March 2021, Mr. Anderson was paid a bonus of $212,500 for his performance during 2020.
(17)	On October 16, 2020, Mr. Anderson was granted 5,182 shares of our common stock under our 2012 Equity Incentive Plan against a cash salary waiver during the period from April through July 2020. On September 9, 2020, Mr. Anderson was granted 10,000 shares of our common stock under our 2012 Equity Incentive Plan.

On January 19, 2021, Mr. Anderson was granted 91,652 restricted shares of our common stock under our 2020 Equity Incentive Plan, and on July 18, 2021, Mr. Anderson was granted 20,000 restricted shares of our common stock under our 2020 Equity Incentive Plan following the closing of the acquisition of wayForward.

(18)	On January 30, 2020, Mr. Anderson was granted 90,000 options to purchase shares of our common stock as an inducement grant pursuant to Nasdaq Listing Rule 5635 (c)(4), at an exercise price of $8.41 per share. On January 19, 2021, Mr. Anderson was granted 91,652 options to purchase shares of our common stock under our 2020 Equity Incentive Plan, at an exercise price of $17.89 per share
(19)	In addition to his salary, Mr. Anderson is entitled to participate in any and other benefit plans and programs that the Company may offer to its employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”

All compensation awarded to our executive officers was independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and a Member of the Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 137,466 (approximately $42,428 per month). During 2020 and 2021, Mr. Raphael agreed to a waiver of 36.4% and 9.4% of his cash salary according to our salary program pursuant to which Mr. Raphael received compensation shares of restricted common stock as consideration for cash salary waived.

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

On January 19, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 2,268 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $16,942 of salary otherwise payable to Mr. Raphael from January to March 2021.

On May 3, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 673 shares of our common stock under our 2020 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $14,380 of salary otherwise payable to Mr. Raphael from April to June 2021.

On July 20, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 688 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $14,698 of salary otherwise payable to Mr. Raphael from July to September 2021.

On October 10, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Raphael of 695 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $14,853 of salary otherwise payable to Mr. Raphael from October to December 2021.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,774) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $12,037). Commencing April 1, 2016, Mr. Ben David’s Salary was updated to NIS 60,000 (approximately $18,519) per month. Commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $20,741), and commencing April 1, 2021, his monthly salary was updated to NIS 74,620 (approximately $23,031). During 2020 and 2021, Mr. Ben David agreed to a waiver of 42% and 9.3% respectively of his cash salary according to our salary program pursuant to which Mr. Ben David received compensation shares of restricted common stock as consideration for cash salary waived.

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

On January 19, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 1,152 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $8,610 of salary otherwise payable to Mr. Ben David from January to March 2021.

On May 3, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 357 shares of our common stock under our 2020 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,637 of salary otherwise payable to Mr. Ben David from April to June 2021.

On July 18, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 365 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,805 of salary otherwise payable to Mr. Ben David from July to September 2021.

On October 10, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Ben David of 369 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,887 of salary otherwise payable to Mr. Ben David from October to December 2021.

Dror Bacher, Chief Operating Officer – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an employment agreement with Mr. Bacher, pursuant to which Mr. Bacher receives an annual base salary of NIS 55,000 (approximately $16,975), effective as of July 2017. Commencing June 1, 2018 his monthly salary was increased to NIS 61,490 (approximately $18,978 per month), and commencing April 1, 2021 his monthly salary was increased to NIS 68,910 (approximately $21,269 per month). Pursuant to Mr. Bacher’s existing personal employment agreement as amended, either Mr. Bacher or we may terminate his employment agreement upon four months’ notice, provided, however, that in the event of a termination for cause, Mr. Bacher’s employment may be terminated immediately. Mr. Bacher’s employment agreement also includes a twelve (12) month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of Mr. Bacher’s employment agreement, Mr. Bacher is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, life, and disability insurance and car and mobile phone allowances. In addition, in conjunction with his appointment as Chief Operating Officer, we issued Mr. Bacher 500 shares of common stock, and 500 options that will vest in 12 equal quarterly installments over a three-year period with an exercise price of $49.20 per share, all issued pursuant to the Registrant’s Amended and Restated 2012 Equity Incentive Plan.

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

On January 19, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 1,039 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,761 of salary otherwise payable to Mr. Bacher from January to March 2021.

On April 3, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 346 shares of our common stock under our 2020 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,394 of salary otherwise payable to Mr. Bacher from April to June 2021.

On July 20, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 353 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,558 of salary otherwise payable to Mr. Bacher from July to September 2021.

On October 16, 2021, the Compensation Committee of our Board of Directors approved the issuance to Mr. Bacher of 357 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $7,635 of salary otherwise payable to Mr. Bacher from October to December 2021.

Richard Anderson, President and General Manager of North America – On January 7, 2020, we appointed Mr. Anderson as our President and General Manager of North America. In connection with Mr. Anderson’s appointment, the Company agreed to pay Mr. Anderson an annual base salary of $335,000. Mr. Anderson shall also be subject to a six-month non-competition and one-year non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Anderson will also be entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. In addition, Mr. Anderson will be entitled to receive an annual incentive bonus of up to $250,000, subject to certain milestones and performance targets. In addition, and in conjunction with his appointment as President and General Manager of North America, the Company agreed to issue Mr. Anderson a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting. Mr. Anderson was also issued a stock option to purchase up to 90,000 shares of common stock at an exercise price of

$8.41 per share, subject to vesting and the achievement of certain business revenue targets. In that regard, Mr. Anderson’s option will vest as follows: (i) 22,500 shares shall vest following fiscal year 2020 if our business-to-business revenues reach or exceed $6 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2020 will reach at least $11 million in the aggregate; (ii) 22,500 shares shall vest following fiscal year 2021 if our business-to-business revenues reach or exceed $15 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2021 will reach at least $19.5 million in the aggregate; (iii) 22,500 shares shall vest following fiscal year 2022 if our business-to-business revenues reach or exceed $40 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2022 will reach at least $38 million in the aggregate; and (iv) 22,500 shares shall vest following fiscal year 2023 if our business-to-business revenues reach or exceed $80 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2023 will reach at least $62 million in the aggregate. The performance options for 2020 and 2021 did not vest and have expired.

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Anderson of 5,182 shares of our common stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $23,333 of salary otherwise payable to Mr. Anderson from April to July 2020.

Outstanding Equity Awards at December 31, 2021

				Equity
				incentive
				plan awards:
	Number of	Number of		Number of
	securities	securities		securities
	underlying	underlying		underlying
	unexercised	unexercised		unexercised	Option	Option
	options (#)	options (#)		unearned	exercise	expiration
Name	exercisable	unexercisable		options (#)	price ($)	date
Erez Raphael	101	—		—	$2,430	March 14, 2023
(Chief Executive Officer)	12	—		—	$5,400	June 5, 2023
	167	—		—	$4,806	August 28, 2023
	45	—		—	$3,330	January 6, 2024
	234	—		—	$1,764	July 6, 2024
	7,159	—		—	$64.04	January 30, 2023

Zvi Ben David	1,592	—		—	$64.04	January 30, 2023
(Chief Financial Officer, Secretary and Treasurer)	18,552	9,275	(1)		$7.736	February 12, 2026

Dror Bacher	67	—		—	$3,330	January 6, 2024
(Chief Operating Officer)	67	—		—	$1,764	July 6, 2024
	1,375	—		—	$64.04	January 30, 2023
	500	—		—	$49.20	July 25, 2023
	19,110	9,554	(1)		$7.736	February 12, 2026

Richard Anderson	60,000	30,000	(2)		$8.41	January 30, 2026
(President and General Manager of North America)	30,551	61,101			$17.89	January 19, 2031

Total Option Shares	139,532	109,930		—	$—	—
(1)	Vests in 12 equal quarterly installments over a three-year period.
(2)	Vests in 3 equal annual installments over a three-year period.

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. Shaked, Matheis, McGrath, Prof. Stone and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $50,000 per year, to be paid quarterly in arrears and (ii) $25,000 for Board committee service, to be paid quarterly in arrears.

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

On January 19, 2021, the Compensation Committee of our Board of Directors approved the following issuances, each was done under our 2020 Equity Incentive Plan: (i) 16,609 restricted shares of our common stock to Mr. Shaked; (ii) 20,147 restricted shares of our common stock to Ms. Karah; (iii) 17,620 restricted shares of our common stock to Mr. Matheis; (iv) 43,850 restricted shares of our common stock to Mr. Stern; (v) 20,000 restricted shares of our common stock to Prof. Stone; and (vi) 29,616 restricted shares of our common stock to Mr. McGrath.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2021:

		Fees Paid						Non-
		or					Non-equity	qualified
Name and		Earned in			Option		incentive	deferred	All other
Principal		Cash	Stock		Awards		plan	compensation	compensation
Position	Year	($)	Awards		($)*		compensation	earnings	($)	Total ($)
Dennis McGrath	2021	$75,000	$529,830	(1)	$—	(2)	$—	$—	$—	$604,830

Prof. Richard B. Stone	2021	$75,000	$357,800	(3)	$—	(4)	$—	$—	$—	$432,800

Dennis Matheis	2021	$50,000	$315,222	(5)	$—	(6)	$—	$—	$—	$365,222

Hila Karah	2021	$75,000	$360,430	(7)	$—	(8)	$—	$—	$—	$435,430

Yoav Shaked	2021	$75,000	$297,135	(9)	$—	(10)	$—	$—	$—	$372,135

Adam Stern	2021	$50,000	$784,476	(11)	$—	(12)	$—	$—	$—	$834,476
*

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2021, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	29,616 stock awards are outstanding as of December 31, 2021.
(2)	899 option awards are outstanding as of December 31, 2021.
(3)	49,999 stock awards are outstanding as of December 31, 2021.
(4)	885 option awards are outstanding as of December 31, 2021.
(5)	32,620 stock awards are outstanding as of December 31, 2021.
(6)	20,000 option awards are outstanding as of December 31, 2021.
(7)	68,751 stock awards are outstanding as of December 31, 2021.
(8)	801 option awards are outstanding as of December 31, 2021.
(9)	103,895 stock awards are outstanding as of December 31, 2021.
(10)	No option awards are outstanding as of December 31, 2021.
(11)	53,341 stock awards are outstanding as of December 31, 2021.
(12)	No option awards are outstanding as of December 31, 2021.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o DarioHealth Corp., 18 W. 18th St., New York, New York 10011.

		Percent of
	Shares of	Common
	Common	Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	642,845	2.9%
Zvi Ben David (3)	210,401	1.0%
Dror Bacher (4)	135,762	*	%
Richard Anderson (5)	156,423	*	%
Dennis M. McGrath (6)	10,771	*	%
Prof. Richard B. Stone (7)	38,251	*	%
Hila Karah (8)	58,339	*	%
Yoav Shaked (9)	98,172	*	%
Adam Stern(10)	539,243	2.4%
Dennis Mathies (11)	80,875	*	%
All Executive Officers and Directors as a group (10 persons)**	1,971,082	9.0%

5% Stockholders
Nantahala Capital Management, LLC (12)	2,241,870	9.9%
Collaborative Holdings Master Fund LP (13)	1,489,304	6.9%
Clal Insurance Enterprises Holdings Ltd. (14)	1,869,158	8.6%
*	less than 1%.
(1)	Percentage ownership is based on 21,814,967 shares of our common stock outstanding as of March 17, 2022 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of the such date.
(2)	Includes 7,718 vested options to purchase common stock and 172,150 vested restricted shares. Also includes 37,876 shares of our common stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.
(3)	Includes 22,463 vested options to purchase common stock and 46,345 vested restricted shares. Excludes 6,956 options which are not vested. Includes 1,786 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(4)	Includes 23,507 vested options to purchase common stock and 41,909 vested restricted shares. Excludes 7,166 options which are not vested.
(5)	Includes 105,689 vested options to purchase common stock and 35,552 vested restricted shares. Excludes 75,963 options which are not vested.
(6)	Includes 899 vested options to purchase common stock and 9,872 vested restricted shares.
(7)	Includes 885 vested options to purchase common stock and 6,667 vested restricted shares.
(8)	Includes 801 vested options to purchase common stock and 8,395 vested restricted shares.
(9)	Includes 6,921 vested restricted shares. Includes 1,667 shares owned by his spouse, for which Mr. Shaked disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(10)	Includes 14,617 vested restricted shares and 300 Series A Preferred Shares convertible into 74,100 shares of common stock. Includes warrants exercisable into 409,535 shares of common stock, subject to a contractual beneficial ownership limitation of 4.99%.
(11)	Includes 10,001 vested options to purchase common stock and 5,874 vested restricted shares. Excludes 9,999 options which have not vested.
(12)	Based solely on information contained in Form 13G/A filed with the SEC on February 16, 2021, and data provided by the holder. Includes 358,779 pre-funded warrants to purchase common stock issued in May 2019 and preferred shares convertible into 471,410 shares of common stock, subject to a contractual beneficial ownership limitation of 9.9% and excludes preferred shares convertible into 812,990 shares of common stock and 824,689 pre-funded warrants issued on July 31, 2020, and 667,559 pre-funded warrants issued on February 28, 2022.
(13)	Based solely on information contained in Form 13G filed with the SEC on February 14, 2022.
(14)	Based Solely on information contained in form 13G filed with the SEC on March, 7, 2022.

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

Item 14.    Principal Accounting Fees and Services

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2021 and December 31, 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2021	December 31, 2020
Audit Fees	$196,289	$111,000
Audited Related Fees	$—	$—
Tax Fees (1)	$77,000	$15,000
All Other Fees (2)	$179,155	$43,500
Total	$452,444	$169,500
(1)	Consists of fees relating to our tax compliance and tax planning.
(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).
3.2	Bylaws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2019).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2019).

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019).

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019).

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2019).

4.1	Form of Representatives’ Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2016).
4.2	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2018).
4.3	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2019).
4.4	Amendment No. 1 To Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019).
4.5	Description of Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).
4.6	Form of Placement Agent Warrant (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).
4.7	Form of 2022 Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2022).
10.1+

Personal Employment Agreement, dated January 8, 2015, between the Company and Zvi Ben David (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2015).

10.2+

Amended and Restated 2012 Equity Incentive Plan of the Company (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 19, 2016).

10.3+

Amendment to the Amended and Restated 2012 Equity Incentive Plan of the Company+ (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2019).

10.4+	2020 Equity Incentive Plan of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2020).

10.5+

Amended and Restated Employment Agreement, dated as of July 25, 2017, between Erez Raphael and LabStyle Innovation Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017).

10.6+

Employment Agreement, dated as of September 22, 2013, and as amended on August 1, 2014, April 27, 2015 and May 1, 2016, between Dror Bacher and Labstyle Innovation Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2017).

10.7+

Amendment No. 1 to Amended and Restated Employment Agreement, dated as of February 12, 2020, between Erez Raphael and LabStyle Innovation Ltd. (incorporated by reference to the Company’s  Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.8+

Stock Option Agreement between DarioHealth Corp. and Richard Anderson (incorporated by reference to the Company’s  Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.9+

Conditional Stock Option Agreement between DarioHealth Corp. and Richard Anderson (incorporated by reference to the Company’s  Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.10+

Representative Form of Indemnification Agreements between DarioHealth Corp. and each of its directors and officers (incorporated by reference to the Company’s  Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.11

Share Purchase Agreement by and among DarioHealth Corp., LabStyle Innovation Ltd., Upright Technologies Ltd., Vertex C (C.I.) Fund L.P., as holder representative and certain holders of Upright’s outstanding securities, dated January 26, 2021 (incorporated by reference to the Company’s  Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2021).

10.12+

First Amendment to the 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 2021).

10.13˄	Form of 2022 Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2022).
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Kost Forer Gabbay and Kaiserer
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.
101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
˄

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

Date: March 21, 2022	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 21, 2022
Erez Raphael	Director (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 21, 2022
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 21, 2022
Yoav Shaked

/s/ Dennis Matheis	Director	March 21, 2022
Dennis Matheis

/s/ Hila Karah	Director	March 21, 2022
Hila Karah

/s/ Dennis M. McGrath	Director	March 21, 2022
Dennis M. McGrath

/s/ Adam Stern	Director	March 21, 2022
Adam Stern

/s/ Richard B. Stone	Director	March 21, 2022
Richard B. Stone

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DarioHealth Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Revenue Recognition
Description of the Matter

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

Business Combinations
Description of the Matter

As described in Note 1 to the consolidated financial statements, during 2021, the Company completed its acquisitions of Upright Technologies Ltd. ("Upright "), And PsyInnovations Inc. ("Wayforward") for total considerations of $33,578 and $21,079 thousands, respectively (collectively, "the acquisitions"). The Acquisitions were accounted for as business combinations in accordance with ASC 805 “Business Combination”.

Auditing the Company's accounting for its acquisitions was complex due to the significant estimation required by management in determining the fair value of the technology-related intangible assets of Upright and Wayforward in the amounts of $9,599 thousands and $5,520 thousands, respectively (collectively, “the intangible assets"). The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the discounted cash flow method to measure the fair value of the intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included, among others, discount rates, projected financial information and profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

To test the fair value of the acquired intangible assets and brand, our audit procedures included, among others, evaluating the Company's use of appropriate valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business and to other relevant factors.

We involved our valuation professionals to assist in evaluation of the methodology used by the Company and certain assumptions included in the fair value estimates. For example, our valuation professionals performed independent comparative calculations to estimate the acquired entity discount rate. In addition, we assessed the adequacy of the related disclosures in the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

March 21, 2022

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2021	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,808	$28,590
Short-term restricted bank deposits	192	187
Trade receivables	1,310	124
Inventories	6,228	2,293
Other accounts receivable and prepaid expenses	2,067	2,934

Total current assets	45,605	34,128

NON-CURRENT ASSETS:
Deposits	20	20
Operating lease right of use assets	287	498
Long-term assets	57	185
Property and equipment, net	702	576
Intangible assets, net	12,460	—
Goodwill	41,640	—

Total non-current assets	55,166	1,279

Total assets	$100,771	$35,407

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$5,109	$2,480
Deferred revenues	1,195	1,224
Operating lease liabilities	266	310
Other accounts payable and accrued expenses	7,806	3,020

Total current liabilities	14,376	7,034

NON-CURRENT LIABILITIES
Operating lease liabilities	21	222
Earn out liability	825	—

Total non-current liabilities	846	222

STOCKHOLDERS’ EQUITY
Common Stock of $0.0001 par value - Authorized: 160,000,000 shares at December 31, 2021 and 2020; Issued and Outstanding: 16,573,420 and 8,119,493 shares at December 31, 2021 and 2020, respectively	2	*) -
Preferred Stock of $0.0001 par value - Authorized: 5,000,000 shares at December 31, 2021 and 2020; Issued and Outstanding: 11,927 and 15,823 shares at December 31, 2021 and 2020, respectively	*) -	*) -
Additional paid-in capital	307,561	171,399
Accumulated deficit	(222,014)	(143,248)

Total stockholders’ equity	85,549	28,151

Total liabilities and stockholders’ equity	$100,771	$35,407

The accompanying notes are an integral part of the consolidated financial statements.

*)  Represents an amount lower than $1.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended
	December 31,
	2021	2020
Revenues	$20,513	$7,576
Cost of revenues (excluding of amortization shown separately below)	12,444	5,063
Amortization of acquired intangible assets and inventories step-up	4,106	—

Gross profit	3,963	2,513

Operating expenses:
Research and development	$17,219	$4,433
Sales and marketing	39,706	15,227
General and administrative	23,532	12,756

Total operating expenses	80,457	32,416

Operating loss	76,494	29,903

Total financial (income) expenses, net	235	(458)

Loss before taxes	76,729	29,445

Income Tax	32	—

Net loss	$76,761	$29,445

Deemed dividend	2,005	3,658

Net loss attributable to holders of Common Stock	$78,766	$33,103

Net loss per share:

Basic and diluted loss per share	$4.07	$4.01
Weighted average number of Common Stock used in computing basic and diluted net loss per share	16,591,718	5,963,305

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred shares			paid-in	Accumulated	shareholders’
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2020	2,235,649	$	*) -	21,375	$	*) -	$129,039	$(110,145)	$18,894

Payment for executives and directors under stock for salary program	164,875		*) -	—		—	1,003	—	1,003
Exercise of agent warrants	222,016		*) -	—		—	—	—	—
Exercise of repriced warrants	88,889		*) -	—		—	1,088	—	1,088
Issuance of common stock to consultants and service provider	245,480		*) -	—		—	1,993	—	1,993
Issuance of common stock to directors and employees	721,820		*) -	—		—	4,913	—	4,913
Deemed dividend related to warrants exchange	161,317		*) -	—		—	599	(599)	—
Deemed dividend related to issuance of Preferred Stock	—		-	—		—	3,059	(3,059)	—
Conversion of preferred stock to common stock	1,278,695		*) -	(5,552)		*) -	—	—	*) -
Issuance of warrants to service providers	—		-	—		—	1,487	—	1,487
Issuance of common stock, net of issuance cost	3,000,752		*) -	—		—	26,460	—	26,460
Stock-based compensation	—		—	—		—	1,758	—	1,758
Net loss	—		—	—		—	—	(29,445)	(29,445)
Balance as of December 31, 2020	8,119,493	$	*) -	15,823	$	*) -	$171,399	$(143,248)	$28,151

Payment for executives and directors under stock for salary program	10,934		*) -	—		—	152	—	152
Exercise of Options	40,545		*) -	—		—	256	—	256
Exercise of agent warrants	111,061		*) -	—		—	—	—	*) -
Exercise of warrants	219,992		*) -	—		—	633	—	633
Issuance of common stock to consultants and service provider	342,947		*) -	—		—	4,626	—	4,626
Issuance of common stock to directors and employees	18,885		*) -	—		—	303	—	303
Deemed dividend related to issuance of Preferred Stock	—		-	—		—	2,005	(2,005)	—
Conversion of preferred stock to common stock	918,237		*) -	(3,896)		*) -	—	—	*) -
Issuance of warrants to service providers	—		-	—		—	6,817	—	6,817
Issuance of common stock, net of issuance cost	3,278,688		1	—		—	64,876	—	64,877
Issuance of Common Stock, net of issuance cost upon Acquisitions	2,418,011		1	—		—	43,421	—	43,422
Stock-based compensation	1,094,627		—	—		—	13,073	—	13,073
Net loss	—		—	—		—	—	(76,761)	(76,761)
Balance as of December 31, 2021	16,573,420		2	11,927		*) -	307,561	(222,014)	85,549

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(76,761)	$(29,445)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	24,971	11,102
Depreciation	282	190
Change in operating lease right of use assets	211	267
Amortization of acquired inventories step-up	1,140	—
Amortization of acquired intangible assets	3,035	—
Decrease (increase) in trade receivables	(351)	548
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	(16)	(1,152)
Decrease (increase) in inventories	(2,230)	(879)
Increase in trade payables	1,080	824
Increase (decrease) in other accounts payable and accrued expenses	(865)	1,048
Increase (decrease) in deferred revenues	(157)	1
Change in operating lease liabilities	(245)	(240)
Revaluation of earn-out	(503)	—

Net cash used in operating activities	(50,409)	(17,736)

Cash flows from investing activities:
Investment in deposit	—	(4)
Purchase of property and equipment	(261)	(118)
Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	(4,997)	—
Cash paid as part of Upright Technologies Ltd. acquisition	(2,476)	—
Loans receivables	(400)	(1,500)

Net cash used in investing activities	(8,134)	(1,622)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,877	27,548
Proceeds from exercise of warrants	633	—
Proceeds from exercise of options	256	—

Net cash provided by financing activities	65,766	27,548

Increase in cash, cash equivalents and restricted cash and cash equivalents	7,223	8,190
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	28,725	20,535

Cash, cash equivalents and short-term restricted bank deposits at end of period	$35,948	$28,725

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-     GENERAL

a.	DarioHealth Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011.

DarioHealth is a Global Digital Therapeutics (DTx) company changing the way people with chronic conditions manage their health. By delivering personalized evidence-based interventions that are driven by precision data analytics, software, and personalized coaching, DarioHealth has developed an approach that empowers individuals to adjust their lifestyle in holistic way.

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through LabStyle, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech. See note (4a).
d.	On May 15, 2021, the Company entered into an agreement and plan of merger (the “Agreement and Plan of Merger”) pursuant to which the Company, through its fully owned subsidiary WF Merger Sub, Inc. (“Merger Sub”) merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. PsyInnovations Inc. (dba WayForward) is a mental health company who develops the WayForward behavioral digital health platform with artificial intelligence (AI) enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy (CBT), self-directed care, expert coaching and access to in-person and telehealth provider visits. See note (4b).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-     GENERAL (Cont.)

e.	During the year ended December 31, 2021, the Company incurred operating losses and negative cash flows from operating activities amounting to $76,494 and $50,409, respectively. On December 31, 2021, we had $35,808 in available cash and cash equivalent. On February 28, 2022, the Company entered into securities purchase agreements with accredited investors relating to an offering of its common stock, resulting in aggregate gross proceeds of approximately $40,000 ($38,026 net of issuance expenses). Management believes that the proceeds from the recent securities purchase agreements, combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.
f.	In December 2015, the United States Food and Drug Administration granted LabStyle 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.
g.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively. Our listed warrants expired in March 2021 and ceased trading on the Nasdaq Capital Market as a result.
h.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and has not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. The Company expects the significance of the COVID-19 pandemic, including the extent of its effect on the Company’s financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial and operational results, it could be material.

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

b.    Financial statements in U.S. dollars (“$,” “dollar” or “dollars”):

The functional currency of the Company and its subsidiaries is the U.S dollar.

The Company’s revenues and financing activities are incurred in U.S. dollars. Although a portion of LabStyle and Upright expenses is denominated in New Israeli Shekels (“NIS”) (mainly cost of personnel), a substantial portion of its expenses is denominated in dollars. Accordingly, the Company’s management believes that the currency of the primary economic environment in which the Company and its subsidiaries operate is the dollar; thus, the dollar is the functional currency of the Company. Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.    Short-term restricted bank deposits:

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guaranties issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and USD and bear interest at an average rate of 0.01%as of December 31, 2021 and 2020, respectively. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2021, and 2020, the Company had a short-term restricted bank deposit which are used as collateral for rent in the amount of $127 and $123, respectively.

As of December 31, 2021, and 2020, the Company had short-term restricted bank deposits which are used as collateral for credit payments in amounts of $65 and $64, respectively.

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	December 31,
	2021	2020
Cash, and cash equivalents as reported on the balance sheets	$35,808	$28,590
Short-term restricted bank deposits, as reported on the balance sheets	$140	$135

Cash, restricted cash, cash equivalents and restricted cash and cash equivalents as reported in the statements of cash flows	$35,948	$28,725

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

Total write-downs during the years ended December 31, 2021 and 2020 amounted to $73 and $99, respectively.

g.    Property and equipment:

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

h.    Impairment of long-lived assets:

The Company's long lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2021, and 2020, no impairment was recorded.

i.     Revenue recognition

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

The Company considers customer and distributers purchase orders to be the contracts with a customer. For each contract, the Company considers the promise to transfer tangible products and\or services, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. As the Company’s standard payment terms are less than one year, the contracts have no significant financing component. The Company allocates the transaction price to each distinct performance obligation based on their relative standalone selling price. Revenue from tangible products is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

j.    Cost of revenues:

Cost of revenues is comprised of the cost of production, data center costs, shipping and handling inventory, personnel and related overhead costs, depreciation of production line and related equipment costs, amortization of deferred costs and inventory write-downs.

k.     Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term restricted bank deposits and trade receivables.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

All of the cash and cash equivalents and short-term restricted bank deposits of the Company and its Subsidiaries are invested in deposits and current accounts with major U.S. and Israeli banks. Such cash and cash equivalents and short-term restricted bank deposits may be in excess of insured limits and are not insured in other jurisdictions. Generally, cash and cash equivalents and short-term restricted bank deposits may be redeemed and therefore a minimal credit risk exists with respect to these deposits and investments.

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

l.   Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2021, and 2020 a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2021, and 2020, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

m.    Research and development costs:

Research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

n.    Accounting for stock-based compensation:

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

o.    Fair value of financial instruments:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's earn-out liability is measured at fair value using Level 3 unobservable inputs (see note 4b). The Company utilized a Monte Carlo simulation model for the initial and subsequent valuations of the earn-out liability.

p.    Basic and diluted net loss per share:

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Convertible Preferred shares to be participating securities as the holders of the Convertible Preferred shares would be entitled to dividends that would be distributed to the holders of Common Stock, on a pro-rata basis assuming conversion of all Convertible Preferred shares into shares of Common Stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the period presented was not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 7,155,744 and 6,636,437 for the year ended December 31, 2021 and 2020, respectively.

q.     Severance pay:

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

Severance pay expense for the year ended December 31, 2021 and 2020 amounted to $870 and $387, respectively.

The Company has a 401(k) defined contribution plan covering certain employees in the U.S. All eligible employees may elect to contribute up to 92%, but generally not greater than $20 per year (for certain employees over 50 years of age the maximum contribution is $26 per year), of their annual compensation to the plan through salary deferrals, subject to Internal Revenue Service limits.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.     Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021 and 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

s.     Leases:

Lessee accounting:

The Company determines if an arrangement is a lease and the classification of that lease at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether the Company has a right to direct the use of the asset. The Company elected to not recognize a lease liability or right-of-use ("ROU") asset for leases with a term of twelve months or less. The Company also elected the practical expedient to not separate lease and non-lease components for its leases.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make minimum lease payments arising from the lease.  ROU assets are initially measured at amounts, which represents the discounted present value of the lease payments over the lease, plus any initial direct costs incurred. The ROU assets are reviewed for impairment. The lease liability is initially measured at lease commencement date based on the discounted present value of minimum lease payments over the lease term. The implicit rate within the operating leases is generally not determinable; therefore, the Company uses the Incremental Borrowing Rate ("IBR") based on the information available at commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain that the Company will exercise that option. An option to terminate is considered unless it is reasonably certain that the Company will not exercise the option.

t.     Business combination:

The Company applies the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Significant estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from acquired technology and acquired brand from a market participant perspective, useful lives and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

The Company accounts for a transaction as an asset acquisition pursuant to the provisions of ASU 2017-01, “Clarifying the Definition of a Business,” when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related direct costs are capitalized as part of the asset or assets acquired.

u.     Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Under ASC 350, "Intangible - Goodwill and Other" ("ASC 350"), goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit would exceed its estimated fair value, the Company would have recognized an impairment of goodwill for the amount of this excess, in accordance with the guidance in FASB Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which was adopted as of January 1, 2020.

For the years ended December 31, 2021 and 2020, no impairment of goodwill has been recorded.

v.   Recently adopted accounting pronouncements:

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance. ASU 2019-12 is effective for the Company as of January 1, 2021 and the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

w.   Recently issued accounting pronouncements, not yet adopted:

1.	In September 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses.

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

2.	In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
3.	In October 2021, the FASB issued ASU 2021-08, which requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. For the Company, the guidance is effective for fiscal years beginning after 15 December 2022 and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements.

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2021	2020
Prepaid expenses	$1,591	$1,354
Government authorities	76	80
Loan receivables (*)	400	1,500

	$2,067	$2,934

*)  see notes 4a and 17.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-     ACQUISITIONS

a.Acquisition of Upright

On February 1, 2021 (the “Acquisition Date”), the Company completed the acquisition, through its subsidiary LabStyle, of Upright. The acquisition was accounted as a business combination.

The consideration transferred included 1,649,887 shares of Common Stock, the repayment of Upright's outstanding debt in the amount of $3,020, a settlement of a loan previously granted by the Company to Upright in the amount of $1,500 and an issuance of a replacement share based compensation awards in the amount of $712. The total consideration transferred in the acquisition of Upright was $33,578.

Goodwill is primarily attributable to expected synergies arising from technology integration and expanded product availability to the Company’s existing and new customers. Goodwill is not deductible for income tax purpose.

In addition, the Company incurred acquisition-related costs in a total amount of $378. Acquisition-related costs include legal and accounting services which were included in general and administrative expenses in the Consolidated Statements of Comprehensive loss.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

		Amortization
		period (Years)
Tangible assets acquired (including cash of $544)	$1,405
Inventory *)	2,845
Liabilities assumed	(6,001)
Net liabilities assumed	(1,751)

Technology	9,599	4
Goodwill	25,730	Infinite
Total purchase price	$33,578

*) Including step-up in inventory fair value of $1,140

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-      ACQUISITIONS (Cont.)

b.Acquisition of WayForward

On June 7, 2021, the Company through the Merger Sub, completed the acquisition of WayForward through the merger of WayForward into Merger Sub, which changed its name to PsyInnovations, Inc. The acquisition was accounted for as a business combination.

The consideration transferred included 768,124 restricted shares of Common Stock, cash consideration of $5,387 and an earn-out consideration payable in up to 237,076 restricted shares of Common Stock, subject to certain revenue thresholds that will be resolved in 2022. The fair value total consideration transferred in the acquisition of WayForward was $21,079.

The fair value, as of the closing date, of the earn-out consideration was $1,328 and was included as part of the consideration transferred. Since the earn-out arrangement is not indexed to the Company's own stock, the earn-out arrangement was accounted for as a liability, subsequently measured at fair value through earnings until settlement. Goodwill is primarily attributable to expected synergies arising from technology integration and expanded product availability to the Company’s existing and new customers. Goodwill is not deductible for income tax purpose.

As of December 31, 2021, the earn-out liability fair value was $825. For the year ended December 31, 2021, the Company recorded reevaluation income in the amount of $503.

In addition, the Company incurred acquisition-related costs in a total amount of $502 acquisition-related costs which include legal and accounting acquisition-related costs include legal and accounting services which were included in general and administrative expenses in the Consolidated Statements of Comprehensive loss.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

		Amortization
		period (years)
Tangible assets acquired (including cash of $139)	$349
Liabilities assumed	(1,076)
Net liabilities assumed	(727)

Technology	5,520	4
Brand	376	3
Goodwill	15,910	Infinite
Total purchase price	$21,079

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-      ACQUISITIONS (Cont.)

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisitions of Upright, which closed in February 2021, had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had Upright been acquired as of January 1, 2020. The following table doesn’t include WayForward results prior to the acquisition date due to lack of materiality.

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Total revenue	$21,568	$20,533
Total expenses	98,379	64,704
Preferred stock Deemed dividend	2,005	3,658
Net loss attributable to holders of common stock	78,816	47,829

Basic and diluted net loss per share	$3.95	$4.10

NOTE 5:-      INVENTORIES

	December 31,
	2021	2020
Raw materials	$714	$377
Finished products	5,514	1,916

	$6,228	$2,293

NOTE 6:-      REVENUE

The following tables represent the Company total revenues for the year ended December 31, 2021 and 2020 by performance obligation type as a result of implementing ASC 606:

	December 31,
	2021	2020
Hardware and consumable products	$17,793	$5,767
Services (*)	2,720	1,809

	$20,513	$7,576

(*) Software application and remote monitoring services

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6:-      REVENUE (Cont.)

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

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2021:

Balance, beginning of the period	$1,224
New performance obligations	3,633
Reclassification to revenue as a result of satisfying performance obligations	(3,662)
Balance, end of the period	$1,195

Because all performance obligations in the Company’s contracts with customers relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

NOTE 7:-      LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2021 and 2023. Many leases include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants, the Company elected the practical expedient for short term leases.

The components of lease costs, lease term and discount rate are as follows:

Twelve
Months Ended
December 31,
2021
Lease cost
Operating lease cost	$344
Short term lease cost	415
Variable lease cost	8
Total lease cost	$767

Weighted Average Remaining Lease Term
Operating leases	1.03 years

Weighted Average Discount Rate
Operating leases	7.28%

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7: -      LEASES (Cont.)

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

Operating
Leases
2022	$271
2023	27
Total undiscounted cash flows	298
Less imputed interest	(11)
Present value of lease liabilities	$287

Supplemental cash flow information related to leases are as follows:

Year ended
December 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$344
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$56

NOTE 8:-      PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2021	2020
Cost:

Computers and peripheral equipment	$805	$326
Office furniture and equipment	161	132
Production lines	812	763
Leasehold improvement	150	147

	1,928	1,368
Accumulated depreciation:

Computers and peripheral equipment	460	179
Office furniture and equipment	57	41
Production lines	647	526
Leasehold improvement	62	46

	1,226	792

Property and equipment, net	$702	$576

Depreciation expenses for the year ended December 31, 2021 and 2020 amounted to $282 and $190, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-      OTHER INTANGIBLE ASSETS, NET

a. Definite-lived other intangible assets:
December 31,
2021
Original amounts:
Technology	$15,119
Brand	376
15,495
Accumulated amortization:
Technology	2,964
Brand	71
3,035
Other intangible assets, net	$12,460

b. Amortization expense amounted to $3,035 for the year ended December 31, 2021.

c. Estimated amortization expense:

For the year ended December 31,
2022	$3,905
2023	3,905
2024	3,845
2025	805
$12,460

NOTE 10:-    GOODWILL

Following the Company's acquisitions in 2021 as described in Note 4, the changes in the carrying amount of goodwill allocated to reportable segments for the year ended December 31, 2021 are as follows:

December 31,
2021

As of January 1, 2021	$—
Acquisitions	41,640
As of December 31, 2021	$41,640

NOTE 11:-    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2021	2020
Employees and payroll accruals	$3,408	$2,140
Accrued expenses	4,398	880

	$7,806	$3,020

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 12:-    COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2021, LabStyle. had established guarantees to cover rent agreements and credit cards commitments that amounted to $192.

NOTE 13:-    LONG-LIVED ASSETS

As of December 31, 2021, substantially all of the Company long live assets are located in Israel.

NOTE 14:-    TAXES ON INCOME

The Company and its subsidiaries are separately taxed under the domestic tax laws of the country of incorporation of each entity.

a.	Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986 (the “Code”) that may impact the Company’s provision for income taxes. The changes include, but are not limited to:

●	Decreasing the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (“Rate Reduction”);
●	The Deemed Repatriation Transition Tax; and
●	Taxation of Global Intangible Low-Taxed Income (“GILTI”) earned by foreign subsidiaries beginning after December 31, 2017. The GILTI tax imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.

Net Operating Losses- Before the TCJA, taxable losses generated in the U.S. were able to be carried back for two years or carried forward for 20 years to offset prior/future year taxable income. TCJA changes the rule, and allows losses generated after 2017 (i.e. starting in 2018) to be carried forward indefinitely, but only to offset 80% of future year income. Carryback losses are no longer allowed.

In response to the COVID-19 pandemic, the U.S. passed the Coronavirus Aid, Relief, and Economic Security Act (CARES) in March 2020. The CARES Act changed the treatment of net operating losses (“NOLS”) generated in tax years 2018, 2019 and 2020. Losses generated in these years are able to be carried backward for 5 years, and carried forward indefinitely, without the 80% limitation.

b.	Tax rates applicable to Labstyle and Upright.:

The Corporate tax rate in Israel in 2020 and 2021 was 23%.

c.	Net operating loss carryforward:

Labstyle and Upright have accumulated net operating losses for Israeli income tax purposes as of December 31, 2021, in the amount of approximately $100,120 and $33,840, respectively. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 14:-    TAXES ON INCOME (Cont.)

As of December 31, 2021, the Company and WayForward had a U.S. federal net operating loss carryforward of approximately $30,306 and 7,604, of which $7,120 and $371, respectively, were generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037. Under Sections 382 and 383 of the IRC, utilization of the U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization. Since the Company has not yet utilized the losses to offset income, no study has been performed to assess the potential limitations, but when relevant, a study will be performed.

The remaining NOLs of the Company and WayForward are approximately $23,186 and $7,233, were generated in years 2018-2021, and are subject to the TCJA, which modified the rules regarding utilization of NOLs. NOLs generated after December 31, 2017, can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event, the Company has a change of ownership, utilization of the carryforwards could be restricted.

As discussed above, under the CARES Act, the losses from 2018-2021 are excluded from the limitation and can be carried forward indefinitely to offset 100% of future net income.

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:

Net operating loss and capital losses carry forward	$39,328	$23,326
Temporary differences - Research and development expenses	2,654	912
Temporary differences - Accrued employees costs	320	197
Temporary differences - Stock-based compensation	1,426	—

Deferred tax assets:	43,728	24,435
Less: Valuation allowance	(41,520)	(24,435)

Deferred tax assets	2,208	—

Deferred tax liability:

Temporary differences - Intangible Assets	(2,208)	—

Deferred tax liability	(2,208)	—

Net deferred tax asset	$—	$—

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 14:-    TAXES ON INCOME (Cont.)

The deferred tax balances included in the consolidated financial statements as of December 31, 2021, are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the changes in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2021, was an increase of $17,085 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to fully offset all the deferred tax assets.

e.	Loss before taxes on income consists of the following:

	Year ended
	December 31,
	2021	2020
Domestic	$21,065	$12,471
Foreign	55,664	16,974

	$76,729	$29,445

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-    STOCKHOLDERS’ EQUITY

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

In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal between $12.00 to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the years ended December 31, 2021 and 2020, a total of 16,126 and 11,033 restricted unregistered shares of Common Stock, respectively, were issued to certain service providers under this approval. During the year ended December 31, 2020 and 2021, the Company recorded compensation expense for service providers in the amount of $113 and $159, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-    STOCKHOLDERS’ EQUITY (Cont.)

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

During the year ended December 31, 2020, a total of 13,500 shares of the Company’s Common Stock were issued under the said approval of which 9,195 shares were issued under the plan including 5,691 to a board member and the remaining 4,305 shares were issued as restricted shares to certain service providers. The Company recorded compensation expense for service providers in the amount of $55.

During the year ended December 31, 2021, a total of 4,500 shares of Common Stock were issued under the said approval of which 1,857 shares were issued to a board member and 2,643 shares were issued to certain service providers under the 2012 and 2020 Plans. The Company recorded compensation expense for service providers in the amount of $21.

In May 2020, the Compensation Committee of the Board of Directors authorized the Company to issue, in several installments, 45,000 shares and warrants to purchase 110,000 shares of Common Stock, to certain consultants of the Company, of which warrants to purchase 60,000 shares of Common Stock which shall vest over a 12-month period. The warrants exercise prices are between $6.39 and $10.00 per share. During the year ended December 31, 2020 and 2021, the Company issued all said shares and warrants, and recorded compensation expense for service providers in the amount of $576 and $18, respectively.

During the year ended December 31, 2021, the Company’s Compensation Committee of the Board of Directors approved an aggregate of 10,934 shares of Common Stock to certain officers and employees of the Company as consideration for a reduction in, or waiver, of cash salary, or fees owed to such individuals and the grant of 5,000 restricted shares of Common Stock to employee. 14,180 shares were issued under the Company’s 2012 Plan and 1,754 shares were issued under the 2020 Plan.

During the year ended December 31, 2021, the Board of Directors approved the grant of an aggregate of 18,885 shares of Common Stock, to officers, employees, and consultants of Upright. The shares were issued under the Company’s 2020 Plan.

During the year ended December 31, 2021, the Board of Directors approved the grant of 319,414 unregistered shares of Common Stock to certain consultants and service providers of the Company, of which 7,500 were issued under the 2012 Plan.

During the year ended December 31, 2021, the Company’s Compensation Committee approved the grant of an aggregate of 1,102,243 restricted shares of Common Stock, subject to time vesting to directors, officers, employees and consultants of the Company. The time vesting restricted shares vest over a period of three years commencing on the respective grant dates. The shares were issued under the 2020 Plan.

In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $25.00. As such, the Company recorded compensation expense for service providers in the amount of $5,700.

In April 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to a certain consultant of the Company, with an exercise price of $30.00 per share, and warrants to purchase 12,500 shares of Common Stock with an exercise price of $18.57 per share. As such, the Company recorded compensation expense for service providers in the amount of $387.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-    STOCKHOLDERS’ EQUITY (Cont.)

In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of Common Stock with an exercise price of $16.06 per share. Of these warrants, warrants to purchase 35,000 shares of Common Stock shall vest over a 48-month period and warrants to purchase 48,948 shares of Common Stock are subjected to certain performance terms. As of December 31, 2021, the terms of 3,000 performance-based warrants were met. As such, the Company recorded a warrant compensation expense for service providers in the amount of $312.

In September 2021, the Compensation Committee authorized the Company to issue warrants to purchase 25,000 shares of Common Stock, to certain consultant of the Company, with an exercise price of $13.88 per share. As such, the Company recorded a warrant compensation expense for service providers in the amount of $194.

In October and December 2021, the Compensation Committee authorized the Company to issue 8,000 shares which shell vest over a six-month period, and warrants to purchase up to 40,000, and 208,000 shares of Common Stock, to certain consultants of the Company, at a purchase price of $25.10 and $13.60, respectively. As such, the Company recorded compensation expense for service providers in the amount of $214.

c.	In November and December, 2019, the Company entered into subscription agreements (the “Series A, A-1, A-2, A-3 and A-4 Subscription Agreement”) for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Preferred Stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share (the “Stated Value”), for aggregate gross proceeds, of approximately $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). As such, the Company recorded a deemed dividend during 2019 in the amount of $2,860 for the benefit created to the series A-2, A-3 and A-4 holders.

During the year ended December 31, 2021 and 2020, a total of 3,896 and 5,552 of certain Series A Convertible Preferred Stock, were converted into 918,237 and 1,278,695 shares of Common Stock, respectively, including issuance of dividend shares.

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

NOTE 15:-    STOCKHOLDERS’ EQUITY (Cont.)

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

The Series A Preferred Stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Preferred with respect to the Series A Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. During the year ended December 31, 2021 and 2020, The Company accounted for the dividend as a deemed dividend in a total amount of $2,005 and $3,059, respectively.

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

As of December 31, 2021, out of the Placement Agent Warrants that were issued in December 2019 and July 2020, 451,226 were exercised into 333,077 shares of Common Stock.

d.	In March 2020, the Board of Directors authorized the Company to enter into an agreement to issue in the future warrants to purchase up to 500,000 shares of Common Stock to a business partner of the Company, upon reaching certain performance criteria, at a purchase price of $5.94. Certain performance criteria with respect to the first and the second tranches of 250,000 warrants to purchase shares were not met and that portion of such warrant expired as of December 31, 2021.
e.	On July 28, 2020, the Company entered into subscription agreements with accredited investors relating to an offering with respect to the sale of an aggregate of (i) 2,969,266 shares of the Company’s Common Stock, at a purchase price of $7.47 per Share, and (ii) pre-funded warrants to purchase 824,689 shares of Common Stock, at a purchase price of $7.4699 per Pre-Funded Warrant. In addition, on July 30, 2020, the Company entered into a subscription agreement with an accredited investor for the purchase of 31,486 shares of Common Stock at a purchase price per share of $7.94 per Share. The aggregate gross proceeds were approximately $28,591 ($26,460 net of issuance costs).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-     STOCKHOLDERS’ EQUITY (Cont.)

f.	On February 1, 2021, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000 ($64,877, net of issuance expenses).
g.	During the year ended December 31, 2021, options were exercised into 40,545 shares of Common Stock, with aggregate gross proceeds of approximately $256.
h.	The table below summarizes the outstanding warrants as of December 31, 2021:

	Warrants
	outstanding as of	Exercise
	December 31, 2021	price $	Expiration date
March 2017 Public Offering - Representative’s Warrants	1,820	77.50	March 31, 2022
Placement Agent Warrants A-1 December 2019	233,347	4.05	December 19, 2024
Placement Agent Warrants A-2 December 2019	25,034	4.28	December 19, 2024
Placement Agent Warrants A-3 December 2019	47,527	4.98	December 19, 2024
Placement Agent Warrants A-4 December 2019	5,839	5.90	December 19, 2024
Consultants	300,000	25.00	February 16, 2024
Consultants	10,000	7.50	April 6, 2024
Consultants	12,500	18.57	April 13, 2024
Consultants	10,000	8.00	June 17, 2024
Consultants	10,000	9.00	September 9, 2024
Consultants	20,000	10.00	November 9, 2024
Consultants	35,000	16.06	December 1, 2024
Consultants	3,000	16.06	December 1, 2024
Consultants	60,000	6.39	February 12, 2025
Consultants	30,000	30.00	April 1, 2025
Consultants	30,000	23.30	July 1, 2025
Agent warrants B-1 July 31 2020	150,070	7.47	July 31, 2025
Agent warrants B-1 July 31 2020	2,393	7.94	July 31, 2025
Consultants	25,000	13.88	September 26, 2025
Consultants	40,000	25.10	October 1, 2025
Consultants	8,000	13.60	December 31, 2025
Consultants	100,000	13.60	December 31, 2026
Consultants	100,000	13.60	December 31, 2026
Consultants	13,750	12.00	August 1, 2029

Total outstanding	1,273,280

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-     STOCKHOLDERS’ EQUITY (Cont.)

During the year ended December 31, 2021 and 2020, certain Company warrant holders have exercised and exchanged Company warrants as detailed here below:

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

During the year ended December 31, 2021, certain Company warrants holders have exercised warrants into 219,992 shares for total proceeds of $633.

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

During 2021, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the number of shares authorized for issuance under the 2020 Plan increased by 1,628,890 shares, from 900,000 to 2,528,890.

j.	The following options were issued under the 2012 Plan during 2020 and 2021:

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

NOTE 15:-     STOCKHOLDERS’ EQUITY (Cont.)

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

During the year ended December 31, 2021, the Board of Directors approved of 99,074 options to purchase Common Stock to officers, employees, and consultants of Upright, at exercise prices between $0.01 to $24.48 per share. The stock options vest over a period of four years or less commencing on the respective original grant dates. The options have a ten-year term. The shares and options were issued under the Company’s 2020 Plan.

During the year ended December 31, 2021, the Company’s Compensation Committee approved the grant of 763,999 options to purchase Common Stock, and 10,000 performance-based options to purchase Common Stock to officers, employees and consultants of the Company, at exercise prices between $12.77 and $25.84 per share. The time vesting restricted shares and stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan. As of December 31, 2021, the terms of the performance-based stock options were met.

In May 2021, the Compensation Committee of the Board of Directors approved an inducement grant of a non-qualified performance-based stock option award to purchase 60,000 shares of the Company’s Common Stock, as well as an additional inducement grant consisting of a non-qualified performance-based stock option award to purchase an additional 15,000 shares of the Company’s Common Stock outside of the Company’s 2020 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4),in connection with the employment of one employee as part of the acquisition of WayForward (see note 4), the options were granted on June 7, 2021 as part of the closing of the Merger. As of December 31, 2021, the terms of the performance-based stock options were met.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-     STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the year ended December 31, 2021 were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of year	973,575	17.56	4.99	5,510
Options granted (*)	1,108,073	19.32	—	—
Options exercised	(40,545)	6	—	—
Options expired	(58,947)	43.90	—	—
Options forfeited	(103,988)	15.39	—	—

Options outstanding at end of year	1,878,168	17.04	6.96	3,861

Options vested and expected to vest at end of year	1,744,846	18.27	6.92	3,655

Exercisable at end of year	590,060	22.47	5.04	2,243

Weighted average grant date fair value of options granted during the year ended December 31, 2021 and 2020 is $13.59 and $5.19, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount is impacted by the changes in the fair market value of the Common Stock

Transactions related to restricted shares granted\forfeited during the year ended December 31, 2021 were as follows

Number of
Restricted shares

Restricted shares outstanding at beginning of year	-
Restricted shares granted	1,107,243
Restricted shares forfeited	(12,616)

Restricted shares outstanding at end of year	1,094,627

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 15:-     STOCKHOLDERS’ EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, non-employees and directors in the period presented:

	Year ended
	December 31,
	2021	2020
Volatility	93.34%-111.82%	87.55%-99.39%
Risk-free interest rate	0.11%-1.37%	0.2%-1.56%
Dividend yield	0%	0%
Expected life (years)	2.09-5.86	3.5-4.5

As of December 31, 2021, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $26,067, which is expected to be recognized over a weighted average period of approximately 1.15 year.

The total compensation cost related to all the Company’s equity-based awards, recognized during year ended December 31, 2021 and 2020 were comprised as follows:

	Year ended
	December 31,
	2021	2020
Cost of revenues	$97	$35
Research and development	3,872	824
Sales and marketing	6,039	2,741
General and administrative	14,963	7,502

Total stock-based compensation expenses	$24,971	$11,102

NOTE 16:-     SELECTED STATEMENTS OF OPERATIONS DATA

Financial (income) losses, net:

	Year ended
	December 31,
	2021	2020
Bank charges	$84	$49
Foreign currency adjustments (income) expenses, net	195	(446)
Interest income	(44)	(61)

Total Financial (income) losses, net	$235	$(458)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     SUBSEQUENT EVENTS

a.	In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $16 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the first quarter of 2022, the Company issued a total of 4,983 restricted shares of the Company’s Common Stock to certain service providers.
b.	On January 4, 2022, out of the pre-funded warrants that were issued in May 2019, 81,233 were exercised on a cashless basis into 81,221 shares of Common Stock.
c.	In January 2022, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 1,339,624 shares, from 2,528,890 to 3,868,514.
d.	In January 2022, the Company entered into a Technology Purchase Agreement, to acquire certain assets of Physimax Technologies Ltd. in consideration of the Company’s issuing up to 256,660 shares of the Company’s Common Stock representing a purchase price of $5,500 in the aggregate, at a price per share equal to $21.35, plus a cash payment of $500, of which $400 were transferred as convertible loan and $100 are payable at closing, as well as assume certain liabilities in an approximate amount of $1,020.
e.	On February 28, 2022, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 4,674,454 shares of the Company’s Common Stock and pre-funded warrants to purchase an aggregate of 667,559 shares of Common Stock, at a purchase price of $7.49 per share. The aggregate gross proceeds were approximately $40,000 ($38,026, net of issuance expenses).
f.	On February 28, 2022, the company entered into a strategic service agreement with Sanofi U.S for a term of five years. Pursuant to the Agreement, the company will develop new products and services based on insights derived from the Company’s historical and current data relating to the use of current services.
g.	On March 9, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 24,191 shares of the Company’s Common Stock to employees of the Company, the grant of 149,550 restricted shares of the Company’s Common Stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of 396,050 options to employees and a consultant of the Company, at exercise prices between $6.67 and $8.0957 per share. The stock options vest over a three year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.
h.	During the first quarter of 2022, certain series A Convertible Preferred Stockholders converted 1,030 shares of various classes of the Company’s A Convertible Preferred Stock into 254,322 shares of Common Stock.
i.	During the first quarter of 2022, 61,730 shares of common Stock were issued as dividend to certain Series A Convertible Preferred Stockholders upon conversion of such shares.

- - - - - - - - - - - - - - -