Form 10-Q
period 2022-03-31
DarioHealth Corp.
filed 2022-05-12
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 21,986,598 shares of common stock outstanding.

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

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners, including Sanofi U.S. Services Inc. (“Sanofi”) ;
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	the impact of the COVID-19 pandemic on our manufacturing, sales, business plan and the global economy;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed on March 22, 2022) entitled “Risk Factors” as well as in our other public filings.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

UNAUDITED

INDEX

Page
Interim Consolidated Balance Sheets	F-2 – F-3

Interim Consolidated Statements of Comprehensive Loss	F-4

Interim Statements of Stockholders’ Equity	F-5 – F- 6

Interim Consolidated Statements of Cash Flows	F-7

Notes to Interim Consolidated Financial Statements	F-8 – F-18

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2022	2021
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,558	$35,808
Short-term restricted bank deposits	190	192
Trade receivables	4,574	1,310
Inventories	7,783	6,228
Other accounts receivable and prepaid expenses	3,271	2,067

Total current assets	71,376	45,605

NON-CURRENT ASSETS:
Deposits	7	20
Operating lease right of use assets	280	287
Long-term assets	16	57
Property and equipment, net	698	702
Intangible assets, net	13,314	12,460
Goodwill	41,640	41,640

Total non-current assets	55,955	55,166

Total assets	$127,331	$100,771

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2022	2021
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,228	$5,109
Deferred revenues	1,093	1,195
Operating lease liabilities	212	266
Other accounts payable and accrued expenses	7,192	7,806
Earn-out liability	373	825

Total current liabilities	13,098	15,201

NON-CURRENT LIABILITIES
Operating lease liabilities	48	21

Total non-current liabilities	48	21

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - Authorized: 160,000,000 shares at March 31, 2022 (unaudited) and December 31, 2021; Issued and Outstanding: 22,070,963 and 16,573,420 shares at March 31, 2022 (unaudited) and December 31, 2021, respectively	2	2

Preferred stock of $0.0001 par value - Authorized: 5,000,000 shares at March 31, 2022 (unaudited) and December 31, 2021; Issued and Outstanding: 10,897 and 11,927 shares at March 31, 2022 (unaudited) and December 31, 2021, respectively

	*) -	*) -
Additional paid-in capital	352,564	307,561
Accumulated deficit	(238,381)	(222,014)

Total stockholders’ equity	114,185	85,549

Total liabilities and stockholders’ equity	$127,331	$100,771

*) -  Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended
	March 31,
	2022	2021

	Unaudited
Revenues	$8,059	$3,595
Cost of revenues (excluding amortization and inventories step-up shown separately below)	3,142	1,988
Amortization of acquired intangible assets and inventories step-up	932	526

Gross profit	3,985	1,081

Operating expenses:
Research and development	$5,927	$2,655
Sales and marketing	9,535	7,132
General and administrative	4,395	5,621

Total operating expenses	19,857	15,408

Operating loss	15,872	14,327

Total financial expenses, net	44	639

Net loss	$15,916	$14,966

Deemed dividend	$451	$544

Net loss attributable to holders of common stock	$16,367	$15,510

Net loss per share:

Basic and diluted loss per share	$0.74	$0.92
Weighted average number of common stock used in computing basic and diluted net loss per share	19,624,079	14,025,921

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2021(audited)	16,573,420	$2	11,927	$	*)-	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*)-	-		-	-	-	-
Issuance of common stock to directors and employees	24,191	*)-	-		-	161	-	161
Issuance of common stock to consultants and service provider	4,983	*)-	-		-	113	-	113
Conversion of preferred stock to common stock	316,052	*)-	(1,030)		*)-	-	-	*)-
Deemed dividend related to issuance of preferred stock	-	-	-		-	451	(451)	-
Issuance of warrants to service providers	-	-	-		-	1,301	-	1,301
Stock-based compensation	139,982	*)-	-		-	3,768	-	3,768
Issuance of common stock and pre-funded warrants, net of issuance cost	4,674,454	*)-	-		-	38,023	-	38,023
Issuance of Common Stock, net of issuance cost upon Acquisition of Physimax Technologies Ltd.	256,660	*)-	-		-	1,186	-	1,186
Net loss	-	-	-		-	-	(15,916)	(15,916)
			-
Balance as of March 31, 2022 (unaudited)	22,070,963	$2	10,897	$	*)-	$352,564	$(238,381)	$114,185

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	shareholders'
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of December 31, 2020 (audited)	8,119,493	$	*)-	15,823	$	*)-	$171,399	$(143,248)	$28,151

Payment for executives and directors under Stock for Salary Program	5,579		*)-	-		-	72	-	72
Exercise of options	33,773		*)-	-		-	201	-	201
Exercise of placement agent warrants	92,575		*)-	-		-	—	-	*)-
Exercise of warrants	219,760		*)-				633		633
Issuance of common stock to directors and employees	102,667		*)-				1,484		1,484
Conversion of preferred stock to common stock	802,061		*)-	(3,423)		*)-	—		*)-
Deemed dividend related to issuance of preferred stock	—		—				544	(544)	—
Issuance of warrants to service providers	—		—				846	-	846
Stock-based compensation	1,056,643		*)-	-		-	2,036	—	2,036
Issuance of common stock, net of issuance cost	3,278,688		*)-	-		-	64,877	—	64,877
Issuance of common stock upon acquisition of Upright Technologies Ltd.	1,687,612		*)-	-		-	28,933	-	28,933
Net loss	-		-	-		-	—	(14,966)	(14,966)

Balance as of March 31, 2021 (unaudited)	15,398,851	$	*)-	12,400	$	*)-	$271,025	$(158,758)	$112,267

*)   Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended
	March 31,
	2022	2021

	Unaudited
Cash flows from operating activities:
Net loss	$(15,916)	$(14,966)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	5,343	4,438
Depreciation	70	64
Change in operating lease right of use assets	7	6
Amortization of acquired inventories step-up	-	151
Amortization of acquired intangible assets	963	375
Decrease (increase) in trade receivables	(3,264)	318
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	(1,550)	207
Increase in inventories	(1,555)	(32)
Increase in trade payables	(890)	(544)
Decrease in other accounts payable and accrued expenses	(721)	(609)
Increase (decrease) in deferred revenues	(102)	93
Change in operating lease liabilities	(27)	(33)
Remeasurement of earn-out	(452)	-

Net cash used in operating activities	(18,094)	(10,532)

Cash flows from investing activities:
Purchase of property and equipment	(66)	(68)
Cash paid as part of Upright Technologies Ltd. acquisition	-	(2,472)
Intangible assets purchases incurred, Physimax Technologies LTD.	(115)	-

Net cash used in investing activities	(181)	(2,540)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants (net of issuance costs)	38,023	64,877
Proceeds from exercise of warrants	-	633
Proceeds from exercise of options	-	201

Net cash provided by financing activities	38,023	65,711

Increase in cash, cash equivalents and restricted cash and cash equivalents	19,748	52,639
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	35,948	28,725

Cash, cash equivalents and restricted cash and cash equivalents at end of period	$55,696	$81,364

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL

a.	DarioHealth Corp. (the “Company” or “DarioHealth”) was incorporated in Delaware and commenced operations on August 11, 2011.

DarioHealth is a Global Digital Therapeutics (DTx) company changing the way people with chronic conditions manage their health. By delivering personalized evidence-based interventions that are driven by precision data analytics, software, and personalized coaching, DarioHealth has developed an approach that empowers individuals to adjust their lifestyle in holistic way.

DarioHealth’s cross-functional team operates at the intersection of life sciences, behavioral science, and software technology to deliver seamlessly integrated and highly engaging digital therapeutics interventions. Our diabetes solution, its user-centric approach is used by tens of thousands of customers around the globe. DarioHealth is rapidly expanding its solutions for additional chronic conditions such as hypertension and moving into new geographic markets.

DarioHealth’s digital therapeutic platform has been designed with a ‘user-first’ strategy, focusing on the user’s needs first and foremost, and user experience and satisfaction. User satisfaction is constantly measured and drives, all company processes, including our technology design.

The Company operates as a unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through LabStyle, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.
d.	On May 15, 2021, the Company entered into an agreement and plan of merger pursuant to which the Company, through its wholly owned subsidiary WF Merger Sub, Inc. (“Merger Sub”), merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. WayForward is a mental health company who develops the WayForward behavioral digital health platform with artificial intelligence (AI) enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy (CBT), self-directed care, expert coaching and access to in-person and telehealth provider visits.
e.	During the three months ended March 31, 2022, the Company incurred operating losses and negative cash flows from operating activities amounting to $15,872 and $18,094, respectively. On March 31, 2022, we had $55,558 in available cash and cash equivalent. Management believes that our cash on hand is sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2022, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. s. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2022, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the three months ended March 31, 2022. Results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Significant Accounting Policies

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are applied consistently in these unaudited interim consolidated financial statements.

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	March 31,	March 31,
	2022	2021
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$55,558	$81,171
Short-term restricted bank deposits, as reported on the balance sheets	138	193

Cash, restricted cash, cash equivalents and restricted cash and cash equivalents as reported in the statements of cash flows	$55,696	$81,364

c.   Business and Asset Acquisitions

When the Company acquires a business, the purchase price is allocated to the tangible and identifiable intangible assets, net of liabilities assumed. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.

d.    Recently issued accounting pronouncements, not yet adopted:

1.

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For tradeand other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2.	In August 2020, the FASB issued ASU 2020-06 (“ASU 2020-06”), which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

3.	In October 2021, the FASB issued ASU 2021-08, which requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. For the Company, the guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements.

NOTE 3: – ACQUISITIONS

Technology Purchase of Physimax Technologies Ltd.

On March 31, 2022 (the “Acquisition Date”), the Company completed the acquisition, through its subsidiary LabStyle, of a technology from Physimax Technologies Ltd (“Physimax Technology”). The Company considered this transaction as an asset acquisition. As a result, the estimated fair value of the assets acquired have been included in the accompanying balance sheet from the Acquisition Date.

The consideration transferred included the issuance of  256,660 shares of Common Stock subjected to certain terms of lock-up periods valued at $1,186, a cash payment of $500, of which $400 was paid during the fourth quarter of 2021, and the remaining to be paid on the second quarter of 2022, The total consideration transferred in the acquisition of Physimax Technology was $1,686.

In addition, the Company capitalized acquisition-related costs in an aggregate amount of $131. The acquisition-related costs include legal and accounting services.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 3: – ACQUISITIONS (Cont.)

Purchase price allocation:

Under asset acquisition accounting principles, the total purchase price was allocated to Physimax Technology as an intangible asset based on cost value as set forth below.

Amortization
period (Years)

Technology	$1,817	4

NOTE 4: -   INVENTORIES

	March 31,	December 31,
	2022	2021
	Unaudited
Raw materials	$927	$714
Finished products	6,857	5,514

	$7,783	$6,228

During the three-month period ended March 31, 2022, and the year ended December 31, 2021, total inventory write-downs expenses amounted to $18 and $73, respectively.

NOTE 5: -   REVENUES

The Company is operating a multi-condition healthcare business, empowering individuals to manage their chronic conditions and take steps to improve their overall health. The Company generates revenue directly from individuals through a la carte offering and membership plans. The Company also contracts with enterprise business market groups to provide digital therapeutics solutions for individuals to receive access to services through the Company’s commercial arrangements.

On February 28, 2022, the Company entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years. Pursuant to the Agreement, the Company will provide a license to access and use certain Company data. In addition, the Company may provide development services for new products of the other party.

The Company has determined that the other party is a customer. The aggregative consideration under the contract is up to $30 million over the initial term of the agreement, consisting of (i) an upfront payment, (ii) annual compensation for development costs per annual development plans to be agreed upon annually and (iii) certain contingent milestone payments upon meeting certain net sales and enrollment rate milestones at any time during the term of the Agreement.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

The following tables represent the Company’s total revenues for the three months ended March 31, 2022, and 2021 disaggregated by revenue source:

	March 31,
	2022	2021

	Unaudited
Commercial	$4,549	$53
Consumers	3,510	3,542

	$8,059	$3,595

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

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2022:

Balance, beginning of the period	$1,195
New performance obligations	608
Reclassification to revenue as a result of satisfying performance obligations	(710)
Balance, end of the period	$1,093

Because all performance obligations in the Company’s contracts with customers relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

NOTE 6: -   FAIR VALUE MEASUREMENTS

Under U.S. GAAP, fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1-	Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at measurement date.

Level 2-	Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3

Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

As part of the acquisition of Wayforward on June 7, 2021, the consideration transferred included earn-out payable in up to 237,076 restricted shares of Common Stock. The earn-out arrangement is not indexed to the Company's own stock, and was accounted as a liability, subsequently measured at fair value through earnings until settlement.

In determining the earn-out fair value, the Company used the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

For the three months ended March 31, 2022, the Company recorded income from remeasurement in the amount of $452.

The following table presents information about our financial instruments that are measured at fair value basis:

	March 31, 2022
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Earn out liability	$373	$—	$—	$373

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Earn out liability	$825	$—	$—	$825

NOTE 7: -   COMMITMENTS AND CONTINGENT LIABILITIES

a.	From time to time, the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

b.	Royalties:

The company has a liability to pay future royalties to the Israeli Innovation Authority (the “IIA) for participated in programs sponsored by the Israeli government for the support of research and development activities. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues (based on the US dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -   STOCKHOLDERS’ EQUITY

a.	On January 4, 2022, out of the pre-funded warrants that were issued in May 2019, 81,233 were exercised on a cashless basis into 81,221 shares of Common Stock. As of March 31, 2022 the Company’s total outstanding prefunded warrants amounted to 1,769,794.
b.	On February 28, 2022, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 4,674,454 shares of the Company’s Common Stock, and pre-funded warrants to purchase an aggregate of 667,559 shares of Common Stock at an exercise price of $0.0001 per share, at a purchase price of $7.49 per share (or share equivalent). The aggregate gross proceeds were approximately $40,000 ($38,023, net of issuance expenses).
c.	On March 9, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 24,191 shares of Common Stock to employees of the Company, and the grant of 149,550 restricted shares of Common Stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 396,050 shares of Common Stock to employees and a consultant of the Company, at exercise prices between $6.67 and $8.10 per share. The stock options vest over a three-year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.
d.	In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $16 of restricted shares per month to a certain service provider, to be granted monthly during the period that the certain consulting agreement remains in effect. During the first quarter of 2022, the Company issued a total of 4,983 restricted shares of Common Stock to the certain service provider.
e.	In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $25.00. During the three-month ended March 31, 2022, the Company recorded compensation expense for this certain service provider in the amount of $863.

f.	In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of Common Stock with an exercise price of $16.06 per share. Of these warrants, warrants to purchase 35,000 shares of Common Stock shall vest over a 48-month period and warrants to purchase 48,948 shares of Common Stock are subjected to certain performance terms. During the three-month ended March 31, 2022 the Company recorded compensation expense for this certain service provider in the amount of $11.
g.	In October and December 2021, the Compensation Committee authorized the Company to issue 8,000 shares which shall vest over a six-month period, and warrants to purchase up to 40,000, and 208,000 shares of Common Stock, respectively, to certain consultants of the Company, at a purchase price of $25.10 and $13.60, respectively. During the three-month ended March 31, 2022, the Company recorded compensation expense for those certain service providers in the amount of $427
h.	During the three-month ended March 31, 2022, certain series A Convertible Preferred Stockholders converted 1,030 shares of various classes of the Company’s A Convertible Preferred stock into 254,322 shares of Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

i.	During the three-month ended March 31, 2022, 61,730 shares of Common Stock were issued as dividend to certain Series A Convertible Preferred stockholders upon conversion of such shares.
j.	Stock based compensation:

On January 23, 2012, the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) was adopted by the Board of Directors of the Company and approved by a majority of the Company’s stockholders, under which options to purchase shares of Common Stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock. The 2012 Plan has expired.

On October 14, 2020, the Company’s stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”) and the immediate reservation of 900,000 shares under the 2020 Plan for the remainder of the 2020 fiscal year. Under the 2020 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

In January 2022, pursuant to the terms of  the 2020 plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 1,339,624 shares, from 2,528,890 to 3,868,514.

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the three-months period ended March 31, 2022, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	1,878,168	18.13	6.96	3,861
Options granted	396,050	7.41	—	—
Options exercised			—	—
Options expired	(70,711)	9.44	—	—
Options forfeited	(78,391)	15.82	—	—

Options outstanding at end of period	2,125,116	17.04	7.35	179

Options vested and expected to vest at end of period	1,942,997	16.20	7.03	178

Exercisable at end of period	728,983	21.68	5.50	176

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - STOCKHOLDERS' EQUITY (Cont.)

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the three-months period ended March 31, 2022, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	1,094,637
Restricted shares granted	149,550
Restricted shares forfeited	(9,568)

Restricted shares outstanding at end of period	1,234,619

As of March 31, 2022, the total amount of unrecognized stock-based compensation expense was approximately $25,395 which will be recognized over a weighted average period of 1.2 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	March 31,
	2022	2021

	Unaudited
Volatility	91.11-91.40%	94.73-111.82%
Risk-free interest rate	1.89%	0.11-0.96%
Dividend yield	0%	0%
Expected life (years)	5.81-5.88	2.09-5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the three-month period ended March 31, 2022, and 2021 was comprised as follows:

	Three months ended
	March 31,
	2022	2021

	Unaudited
Cost of revenues	$23	$13
Research and development	1,488	414
Sales and marketing	1,651	1,035
General and administrative	2,181	2,976

Total stock-based compensation expenses	$5,343	$4,438

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -   FINANCIAL EXPENSES (INCOME), NET

	Three months ended
	March 31,
	2022	2021

	Unaudited
Bank charges	$26	$43
Foreign currency adjustments expenses, net	22	605
Interest income	(4)	(9)

Total Financial losses, net	$44	$639

NOTE 10: -   SUBSEQUENT EVENTS

a.	In April and May 2022, the Company issued a total of 5,439 restricted shares of Common Stock to a certain service provider. These issuances were made under the compensation committee approval, dated April 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We believe a key success factor is our ability to integrate multiple chronic conditions into a single digital therapeutics’ platform, the “Dario One.” During 2021 we successfully won contracts in all three B2B business segments, including several contracts for Dario One, creating a compounding effect as more members enroll and many in multiple programs. The combination of moving from direct-to-consumer to the enterprise business market (B2B2C) and expanding from a single condition to multi condition platform, created multiple commercial growth engines as well as a multiplying impact that we believe will improve our financial profile by increasing potential revenue per account and per user.

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

Recent Developments

Employer Contracts and Health Providers

In April 2022, we announced new contract with Health Plan Colorado Access, the largest public sector health plan in the state of Colorado, to provide digital chronic condition management solutions for its Medicaid population beginning with thousands of its members in the second quarter of 2022.

In addition, in April 2022, we announced the publication of a retrospective, real-world study demonstrating the impact of managing diabetes and weight together on a single digital platform at the Advanced Technologies and Treatments for Diabetes (ATTD) Conference held in April 2022 in Barcelona and online. The study found that nearly two thirds of participants with a body mass index (“BMI”) of more than 30 reduced their BMI by an average of 2.8 units with an average weight loss of 7.4% (p≤0.05). In addition, the study also examined a subgroup of participants with BMIs greater than 30 and high-risk blood glucose readings of more than 180 mg/dL to understand the impact on both diabetes and weight management. This subgroup also demonstrated improved clinical outcomes, reducing their weight by an average of 4.9% and reducing their average blood glucose by 16.1% over a 12-months period.

Agreement with Sanofi

In March 2022, we announced our entering into a strategic agreement with Sanofi U.S., an innovative global healthcare company. The multi-year, $30 million-dollar agreement, which is subject to certain contingencies, will help accelerate commercial adoption of our full suite of digital therapeutics and drive the expansion of digital health solutions on our platform. We and Sanofi will collaborate on promoting our multi-condition digital therapeutics solution, significantly increasing our sales reach in the health plan market and selectively in the employer channel. In addition, the agreement calls for us and Sanofi to develop new or enhanced solutions leveraging our platform, and for the parties to generate robust evidence to support future commercialization in the health plan channel.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2022, amounted to $8,059, compared to revenues of $3,595 during the three months ended March 31, 2021, representing an increase of 124.2%. The increase in revenues for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is due to the increase in revenues from sales through our commercial channel.

Cost of Revenues

During the three months ended March 31, 2022, we recorded costs related to revenues in the amount of $4,074, compared to costs related to revenues of $2,514 during the three months ended March 31, 2021, representing an increase of 62%. The increase in cost of revenues in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was mainly due to higher costs related to the shipping of inventory and amortization of acquired technology in the amount of $932.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2022, amounted to $3,985 (49.4% of revenues) compared to $1,081 (30.1% of revenues) during the three months ended March 31, 2021. The increase in gross profit as a percentage of revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is due to the revenues derived from sales through our commercial channel, partially offset by amortization of acquired technology amounting to $932. Gross profit excluding these amortizations was $4,917 (61.0% of revenues).

Research and Development Expenses

Our research and development expenses increased by $3,272, or 123.2%, to $5,927 for the three months ended March 31, 2022, compared to $2,655 for the three months ended March 31, 2021. This increase was mainly a result of expanding our research and development activities into additional product offerings. Our research and development expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2022, were $4,428 compared to $2,226 for the three months ended March 31, 2021, an increase of $2,202.

Research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to: (i) our solutions including our Dario Smart Diabetes Management Solution, DarioEngage platform, Dario Move solution and our digital behavioral health solution, (ii) labor contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, (iv) clinical trials performed in the United States to satisfy the FDA product approval requirements and (v) facilities expenses associated with and allocated to research and development activities. We view research and development as a principal strategic investment and have continued our commitment to invest in this area. We will need to continue to invest in research and development and such expenses may increase in the future to keep pace with new trends in our industry.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $2,403, or 33.7%, to $9,535 for the three months ended March 31, 2022, compared to $7,132 for the three months ended March 31, 2021. The increase was mainly due to increases in our stock-based compensation and payroll related expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2022 were $7,843 compared to $6,086 for the three months ended March 31, 2021, an increase of $1,757.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of our service offering, and other costs associated with sales and marketing activities, as well as trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $1,226, or 21.8%, to $4,395 for the three months ended March 31, 2022, compared to $5,621 for the three months ended March 31, 2021. This decrease was mainly due to decrease in consulting expenses during the three months ended March 31, 2022. Our general and administrative expenses, excluding stock-based compensation, depreciation and earn-out remeasurement for the three months ended March 31, 2022 were $2,552 compared to $2,260 for the three months ended March 31, 2021, an increase of $292.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses, net for the three months ended March 31, 2022, were $44, compared to financial expenses of $639 for the three months ended March 31, 2021. The changes in our financial expenses were mainly due to foreign currency translation differences.

Financial (income) expenses, net mainly include bank charges, interest income, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $950, or 6.35%, to $15,916 for the three months ended March 31, 2022, compared to a net loss of $14,966 for the three months ended March 31, 2021.

The increase in net loss for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was mainly due to the increase in our operating expenses.

The factors described above resulted in net loss attributable to common stockholders for the three months ended March 31, 2022, amounted to $16,367, compared to net loss attributable to common stockholders of $15,510 for the three months ended March 31, 2021.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change
Net Loss Reconciliation
Net loss - as reported	$(15,916)	$(14,966)	$(950)

Adjustments
Depreciation expense	70	64	6
Inventory step up amortization	—	151	(151)
Amortization of acquired technology	963	375	588
Other financial expenses, net	44	639	(595)

EBITDA	(14,839)	(13,737)	(1,102)

Acquisition costs	87	378	(291)
Earn-out remeasurement	(452)	—	(452)
Stock-based compensation expenses	5,343	4,438	905

Non-GAAP adjusted loss	$(9,861)	$(8,921)	$(940)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of March 31, 2022, we had approximately $55,558 in cash and cash equivalents compared to $35,808 on December 31, 2021.

We have experienced cumulative losses of $238,381 from inception (August 11, 2011) through March 31, 2022 and have a stockholders’ equity of $114,185 on March 31, 2022. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, and the exercise of existing warrants and options, receiving aggregate net proceeds totaling $227,708 as of March 31, 2022.

On February 1, 2021, we entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000.

On February 28, 2022, we entered into a securities purchase agreement with institutional investors, pursuant to which we agreed to issue and sell to the investors in a registered direct offering priced at-the-market under Nasdaq rules an aggregate of 4,674,454 shares of our common stock, par value $0.0001 per share, and pre-funded warrants to purchase an aggregate of 667,559 shares of our common stock. Each share was sold at an offering price of $7.49 per share, and each pre-funded warrant was sold at an offering price of $7.4899, for aggregate gross proceeds of approximately $40 million before deducting the offering expenses. In addition, the investors have executed lock up agreements agreeing to a lock up period of three days.

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. As of March 31, 2022, we have not conducted any sales through our Sales Agreement with Cowen.

Management believes that the proceeds from the recent private placement combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, hawse have resolved to remove the going concern note from its financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offering.

As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of our products or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities absent material alterations in our business plans and our business might fail.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2022	2021
	$	$
Cash used in operating activities:	(18,094,000)	(10,532,000)
Cash used in investing activities:	(181,000)	(2,540,000)
Cash provided by financing activities:	38,023,000	65,711,000
	19,748,000	52,639,000

Net cash used in operating activities

Net cash used in operating activities was $18,094 for the three months ended March 31, 2022 an increase of 71.8% compared to $10,532 used in operations for the same period in 2021. Cash used in operations increased mainly due to the increase in our operating activities.

Net cash used in investing activities

Net cash used for investing activities was $181 for the three months ended March 31, 2022, a decrease of 2,359 compared to $2,540 for the same period in 2021. Cash used for investing activities decreased mainly due to the repayment made as part of the acquisition of Upright in the three months ended March 31, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $38,023 for the three months ended March 31, 2022 compared to $65,711 net cash provided by financing activities during the same period in 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2022, we issued an aggregate of 4,983 shares of our common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
10.1*˄	Exclusive Preferred Partner, Co-Promotion, Development Collaboration and License Agreement by and between Sanofi US Services, Inc. and DarioHealth Corp., dated February 28, 2022.
10.2*	Technology Purchase Agreement by and among Physimax Technologies Ltd., Labstyle Innovation Ltd. and DarioHealth Corp., dated January 18, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

˄Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2022		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)