Form 10-Q
period 2022-06-30
DarioHealth Corp.
filed 2022-08-15
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 22,979,129 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

UNAUDITED

INDEX

Page
Interim Consolidated Balance Sheets	F-2 – F-3

Interim Consolidated Statements of Comprehensive Loss	F-4

Interim Statements of Stockholders’ Equity	F-5 – F- 6

Interim Consolidated Statements of Cash Flows	F-7

Notes to Interim Consolidated Financial Statements	F-8 – F-24

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2022	2021
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,949	$35,808
Short-term restricted bank deposits	177	192
Trade receivables	3,138	1,310
Inventories	8,347	6,228
Other accounts receivable and prepaid expenses	2,833	2,067

Total current assets	82,444	45,605

NON-CURRENT ASSETS:
Deposits	9	20
Operating lease right of use assets	212	287
Long-term assets	71	57
Property and equipment, net	773	702
Intangible assets, net	12,190	12,460
Goodwill	41,640	41,640

Total non-current assets	54,895	55,166

Total assets	$137,339	$100,771

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2022	2021
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,280	$5,109
Deferred revenues	999	1,195
Operating lease liabilities	137	266
Other accounts payable and accrued expenses	6,806	7,806
Earn-out liability	1,764	825

Total current liabilities	12,986	15,201

NON-CURRENT LIABILITIES
Operating lease liabilities	52	21
Long-term loan	23,061	—
Warrant liability	1,588	—

Total non-current liabilities	24,701	21

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - Authorized: 160,000,000 shares at June 30, 2022 (unaudited) and December 31, 2021; Issued and Outstanding: 22,860,044 and 16,573,420 shares at June 30, 2022 (unaudited) and December 31, 2021, respectively	2	2

Preferred stock of $0.0001 par value - Authorized: 5,000,000 shares at June 30, 2022 (unaudited) and December 31, 2021; Issued and Outstanding: 10,797 and 11,927 shares at June 30, 2022 (unaudited) and December 31, 2021, respectively

	*) -	*) -
Additional paid-in capital	356,492	307,561
Accumulated deficit	(256,842)	(222,014)

Total stockholders’ equity	99,652	85,549

Total liabilities and stockholders’ equity	$137,339	$100,771

*) -  Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	Unaudited		Unaudited
Revenues	$6,183	$5,261	$14,242	$8,856
Cost of revenues (excluding amortization shown separately below)	3,951	3,033	7,093	5,172
Amortization of acquired intangible assets	1,094	720	2,026	1,095

Gross profit	1,138	1,508	5,123	2,589

Operating expenses:
Research and development	$4,137	$3,742	$10,064	$6,397
Sales and marketing	9,297	9,648	18,832	16,780
General and administrative	5,059	6,121	9,454	11,742

Total operating expenses	18,493	19,511	38,350	34,919

Operating loss	17,355	18,003	33,227	32,330

Total financial (income) expenses, net	672	(238)	716	401

Loss before taxes	18,027	17,765	33,943	32,731

Income Tax	1	—	1	—

Net loss	$18,028	$17,765	$33,944	$32,731

Other comprehensive income (loss):
Deemed dividend	433	488	884	1,032

Net loss attributable to shareholders	$18,461	$18,253	$34,828	$33,763

Net loss per share:

Basic and diluted loss per share	$0.74	$0.99	$1.43	$1.85
Weighted average number of common stock used in computing basic and diluted net loss per share	22,426,019	15,691,359	21,925,089	15,460,758

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2021(audited)	16,573,420	$2	11,927	$	*)-	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*)-	—		—	—	—	—
Issuance of common stock to directors and employees	24,191	*)-	—		—	161	—	161
Issuance of common stock to consultants and service provider	4,983	*)-	—		—	113	—	113
Conversion of preferred stock to common stock	316,052	*)-	(1,030)		*)-	-	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	451	(451)	—
Issuance of warrants to service providers	—	—	—		—	1,301	—	1,301
Stock-based compensation	139,982	*)-	—		—	3,768	—	3,768
Issuance of common stock and pre-funded warrants, net of issuance cost	4,674,454	*)-	—		—	38,023	—	38,023
Issuance of Common Stock, net of issuance cost upon Acquisition of Physimax Technologies Ltd.	256,660	*)-	—		—	1,186	—	1,186
Net loss	—	—	—		—	-	(15,916)	(15,916)

Balance as of March 31, 2022 (unaudited)	22,070,963	$2	10,897	$	*)-	$352,564	$(238,381)	$114,185

Issuance of common stock to consultants and service provider	7,977	*)-	—		—	74	—	74
Conversion of preferred stock to common stock	23,365	*)-	(100)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	433	(433)	-
Issuance of warrants to service providers	—	—	—		—	557	—	557
Stock-based compensation	816,396	—	—		—	2,998	—	2,998
Repurchase and retirement of common stock	(58,657)	*)-	—		—	(134)	—	(134)
Net loss	—	—	—		—	—	(18,028)	(18,028)

Balance as of June 30, 2022 (unaudited)	22,860,044	$2	10,797	$	*)-	356,492	(256,842)	99,652

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	shareholders'
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of December 31, 2020 (audited)	8,119,493	$	*)-	15,823	$	*)-	$171,399	$(143,248)	$28,151

Payment for executives and directors under Stock for Salary Program	5,579		*)-	—		—	72	—	72
Exercise of options	33,773		*)-	—		—	201	—	201
Exercise of placement agent warrants	92,575		*)-	—		—	-	—	*)-
Exercise of warrants	219,760		*)-	—		—	633	—	633
Issuance of common stock to consultants and service provider	102,667		*)-	—		—	1,484	—	1,484
Conversion of preferred stock to common stock	802,061		*)-	(3,423)		*)-	-	—	*)-
Deemed dividend related to issuance of preferred stock	—		—	—		—	544	(544)	—
Issuance of warrants to service providers	—		—	—		—	846	—	846
Stock-based compensation	1,056,643		*)-	—		—	2,036	—	2,036
Issuance of common stock, net of issuance cost	3,278,688		*)-	—		—	64,877	—	64,877
Issuance of common stock upon acquisition of Upright Technologies Ltd.	1,687,612		*)-	—		—	28,933	—	28,933
Net loss	—		—	—		—	—	(14,966)	(14,966)

Balance as of March 31, 2021 (unaudited)	15,398,851	$	*)-	12,400	$	*)-	$271,025	$(158,758)	$112,267

Payment for executives and directors under Stock for Salary Program	1,754		*)-	—		—	27	—	27
Exercise of options	6,772		*)-	—		—	55	—	55
Exercise of placement agent warrants	18,486		*)-	—		—	—	—	—
Exercise of warrants	232		*)-	—		—	—	—	—
Issuance of common stock to consultants and service provider	72,754		*)-	—		—	889	—	889
Conversion of preferred stock to common stock	64,369		*)-	(278)		*)-	—	—	—
Deemed dividend related to issuance of preferred stock	—		—	—		—	488	(488)	—
Issuance of warrants to service providers	—		—	—		—	1,951	—	1,951
Stock-based compensation	(500)		*)-	—		—	2,595	—	2,595
Issuance of common stock upon acquisition of PsyInnovations Inc.(dba WayForward)	768,124		*)-	—		—	18,094	—	18,094
Net loss	—		—	—		—	—	(17,765)	(17,765)

Balance as of June 30, 2021 (unaudited)	16,330,842	$	*)-	12,122	$	*)-	$295,124	$(177,011)	$118,113

*)   Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended
	June 30,
	2022	2021

	Unaudited
Cash flows from operating activities:
Net loss	$(33,944)	$(32,731)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	8,972	9,900
Depreciation	154	133
Change in operating lease right of use assets	75	65
Amortization of acquired inventories step-up	-	523
Amortization of acquired intangible assets	2,087	1,106
Increase in trade receivables	(1,828)	(452)
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	(562)	134
Increase in inventories	(2,119)	41
Increase in trade payables	(1,838)	54
Decrease in other accounts payable and accrued expenses	(1,107)	(1,472)
Decrease in deferred revenues	(196)	(43)
Change in operating lease liabilities	(98)	(96)
Remeasurement of earn-out	939	—
Non-Cash financial expenses	256	—

Net cash used in operating activities	(29,209)	(22,838)

Cash flows from investing activities:
Investment In deposit	-	(1)
Purchase of property and equipment	(225)	(97)
Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	-	(5,023)
Cash paid as part of Upright Technologies Ltd. acquisition	-	(2,472)
Intangible assets purchases incurred, Physimax Technologies LTD.	(115)	—

Net cash used in investing activities	(340)	(7,593)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants (net of issuance costs)	38,023	64,877
Proceeds from exercise of warrants	-	633
Proceeds from exercise of options	-	256
Proceeds from borrowings on credit agreement	23,786	-
Repurchase and retirement of common stock	(134)	-

Net cash provided by financing activities	61,675	65,766

Increase in cash, cash equivalents and restricted cash and cash equivalents	32,126	35,335
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	35,948	28,725

Cash, cash equivalents and restricted cash and cash equivalents at end of period	$68,074	$64,060

Supplemental disclosure of cash flow information:

Cash paid during the period for interest on long-term loan	$181	$-

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

The Company operates as one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term deposits, restricted deposits and trade receivables. For cash and cash equivalents, the Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

As of June 30, 2022, the Company's major customer accounted for 63.7% of the Company's accounts receivable balance.

For the three and six-months period ended June 30, 2022, the Company's major customer accounted for 32% and 42%, respectively, of the Company's revenue in the period.

d.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through LabStyle, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL (Cont.)

e.	On May 15, 2021, the Company entered into an agreement and plan of merger pursuant to which the Company, through its wholly owned subsidiary WF Merger Sub, Inc. (“Merger Sub”), merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. WayForward is a mental health company who developed the WayForward behavioral digital health platform with artificial intelligence enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy, self-directed care, expert coaching and access to in-person and telehealth provider visits.
f.	During the six months ended June 30, 2022, the Company incurred operating losses and negative cash flows from operating activities amounting to $33,227 and $29,209, respectively. On June 30, 2022, we had $67,949 in available cash and cash equivalent. Management believes that our cash on hand is sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2022, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2022, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the six months ended June 30, 2022. Results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management's knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	June 30,	June 30,
	2022	2021
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$67,949	$63,865
Short-term restricted bank deposits, as reported on the balance sheets	125	195

Cash, restricted cash, cash equivalents and restricted cash and cash equivalents as reported in the statements of cash flows	$68,074	$64,060

c.   Business and Asset Acquisitions

When the Company acquires a business, the purchase price is allocated to the tangible and identifiable intangible assets, net of liabilities assumed. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.    Recently issued accounting pronouncements, not yet adopted:

1.

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for the fiscal years beginning after December 15, 2019, including the interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including the interim periods within those fiscal periods. Early adoption is permitted. The Company is currently assessing the impact the guidance will have on its consolidated financial statements.

2.	In August 2020, the FASB issued ASU 2020-06 (“ASU 2020-06”), which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (a) convertible debt with a cash conversion feature and (b) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
3.	In October 2021, the FASB issued ASU 2021-08, which requires companies to apply Accounting Standards Codification 606 (“ASC 606”) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in Accounting Standards Codification 805 (“ASC 805”). requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. For the Company, the guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements.

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

The consideration transferred included the issuance of 256,660 shares of its common stock subjected to certain terms of lock-up periods valued at $1,186, a cash payment of $500, of which $400 was paid during the fourth quarter of 2021, and the remaining to be paid on the second quarter of 2022, The total consideration transferred in the acquisition of Physimax Technology was $1,686.

In addition, the Company capitalized acquisition-related costs in an aggregate amount of $131. The acquisition-related costs include legal and accounting services.

Purchase price allocation:

Under asset acquisition accounting principles, the total purchase price was allocated to Physimax Technology as an intangible asset based on cost value as set forth below.

Amortization
period (Years)

Technology	$1,817	3

NOTE 4: -   INVENTORIES

	June 30,	December 31,
	2022	2021
	Unaudited
Raw materials	$1,222	$714
Finished products	7,125	5,514

	$8,347	$6,228

During the six-month period ended June 30, 2022, and the year ended December 31, 2021, total inventory write-downs expenses amounted to $22 and $73, respectively.

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

On February 28, 2022, the Company entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”). Pursuant to the Exclusive Agreement, the Company will provide a license to access and use certain Company data. In addition, the Company may provide development services for new products of the other party.

The Company has determined that the other party is a customer. The aggregative consideration under the contract is up to $30 million over the initial term of the Exclusive Agreement, consisting of (i) an upfront payment, (ii) annual compensation for development costs per annual development plans to be agreed upon annually and (iii) certain contingent milestone payments upon meeting certain net sales and enrollment rate milestones at any time during the term of the Exclusive Agreement.

During the second quarter of 2022, the parties joint steering committee approved the first-year development plan, pursuant to the terms of the Exclusive Agreement. The Company has concluded that the development plan includes a performance obligation to provide development services which is satisfied over time. The Company has also concluded that the measure of progress that depicts the Company's performance in transferring control of the services transferred to the customer is an input method, based on labor hours consumed. During the three months ended June 30, 2022, the Company has recognized revenues under the development plan of $1,975 with additional revenues of $2,025 expected to be recognized by the end of 2022.

The following tables represent the Company’s total revenues for the three and six months ended June 30, 2022, and 2021 disaggregated by revenue source:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	Unaudited		Unaudited
Commercial	$2,847	$129	$7,396	$182
Consumers	3,336	5,132	6,846	8,674

	$6,183	$5,261	$14,242	$8,856

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2022:

Balance, beginning of the period	$1,195
New performance obligations	3,187
Reclassification to revenue as a result of satisfying performance obligations	(3,383)
Balance, end of the period	$999

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

The carrying amounts of cash and cash equivalents, short-term and restricted bank deposits, trade receivables, trade payables, other receivables and prepaid expenses and other payables and accrued expenses approximate their fair value due to the short-term maturity of such instruments.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	June 30, 2022
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Assets:
Financial commitment asset (“FCA”)	$607	$—	$—	$607

Total Financial Assets	$607	$—	$—	$607

Financial Liabilities:
Earn out liability	$1,764	$—	$—	$1,764
Long Term Loan	23,061	—	—	23,061
Warrant liability	1,588	—	—	1,588

Total Financial Liabilities	$26,413	$—	$—	$26,413

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Earn out liability	$825	$—	$—	$825

Total Financial Liabilities	$825	$—	$—	$825

FCA

On June 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million (the “Loan Facility” or “Loan”), of which $25 million was made available on the Closing Date (the “Initial Commitment Amount” or "First Tranche") and up to $25 million may be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount” or "Second Tranche"). On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender.

The FCA instrument was recognized in connection with the Delayed Draw Commitment Amount (Note 7). The fair value of the FCA is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which are prepared based on significant inputs that are generally determined based on relative value analyses. The FCA fair value was estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing of the transactions contemplated by the Credit Agreement as of June 9, 2022 and represents the $25 million Delayed Draw Commitment Amount that may be made available on or prior to June 30, 2023 on similar terms to the Initial Commitment Amount. Therefore, the value of the FCA for the Delayed Draw Commitment Amount of the Loan was estimated as 50% of the sum of the commitment fee paid upfront and the lender expenses in relation to the Loan origination. The total amount was estimated at $607.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

Earn out Liability

As part of the acquisition of Wayforward on June 7, 2021, the consideration transferred included earn-out payable in up to 237,076 restricted shares of Common Stock. The earn-out arrangement is not indexed to the Company's own stock, and was accounted as a liability and subsequently measured at fair value through earnings until settlement on December 31, 2022.

On July 7, 2022, the Company entered into an Amendment to Agreement and Plan of Merger (the “Amendment”) with representatives of the former equity holders of PsyInnovations, Inc. Pursuant to the terms of the Amendment, the Company agreed to reduce the earn-out threshold of revenue derived from Wayforward products from $5 million to $3 million.

In determining the earn-out fair value, the Company used the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

The significant inputs into the models were:

	June 30,	December 31,
	2022	2021
Expected Term (in years)	0.59	1.08
Expected Volatility	32.1%	32.1%
Beta	45%	45%
Debt Rate	3.18%	0.82%

For the six months ended June 30, 2022, the Company recorded expenses from remeasurement of the earn-out in the amount of $939.

Loan Facility

The fair value of the Loan Facility is recognized in connection with the Company’s Credit Agreement with with respect to the Initial Commitment Amount only (Note 7). The fair value of the Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Loan, which is reported within non-current liabilities (Maturity Date - June 9, 2027) on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which are prepared based on Significant inputs that are generally determined based on relative value analyses.

The Loan incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Loan origination, or June 9, 2022, the discount rate was arrived at by calibrating the loan amount of $25 million with the fair value of the warrants of  $1,930 and the loan terms interest rate of secured overnight financing rate (“SOFR”) + 9.5%. The implied internal rate of return of the loan was 15.6%. Due to the short time passed between the origination date and June 30, 2022, the fair value of the Loan as of June 30, 2022 was estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing, as of June 9, 2022. The change in the fair value of the loan was recorded in earnings since the Company has concluded that no adjustment related to instrument specific credit risk was required.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Company’s Loan agreement with the Lender and with respect to the Initial Commitment Amount only (Note 7). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within non-current liabilities on the consolidated balance sheets, is estimated by the Company at each reporting date based, in part, on the results of third-party valuations, which are prepared based on significant inputs that are generally determined based on relative value analyses. The warrant liability is measured based on the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	June 9,	June 30,
	2022	2022
Stock price	$7.45	$6.14
Exercise price	6.62	6.62
Expected term (in years)	7.00	6.94
Volatility	148.8%	148.5%
Dividend rate	-	-
Risk-free interest rate	3.13%	3.16%

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

Long-Term Loan
Balance as of January 1, 2022	$—
Issuance of Loan	23,070
Change in fair value	(9)

Balance as of June 30, 2022	$23,061

Warrant Liability
Balance as of January 1, 2022	$—
Issuance of warrant liability	1,930
Change in fair value	(342)

Balance as of June 30, 2022	$1,588

FCA
Balance as of January 1, 2022	$—
FCA	607
Change in fair value	—

Balance as of June 30, 2022	$607

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -   LONG TERM DEBT

Loan Facility

On June 9, 2022 the Company entered into the Credit Agreement with the Lender. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million, representing the Initial Commitment Amount, was made available on the closing date and up to $25 million, representing the Delayed Draw Commitment Amount, may be made available on or prior to June 30, 2023, subject to certain revenue requirements. On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender.

All obligations under the Credit Agreement are guaranteed by all of the Company’s wholly owned subsidiaries other than Dario Health Services Private Limited. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company's and each guarantor's assets by a Pledge and Security Agreement, dated June 9, 2022 (the “Pledge and Security Agreement”). If, until the maturity date of the Loan Facility, the Company’s net revenue does not equal or exceed the applicable amount for such period as set in the Credit Agreement, then the Company shall repay in equal monthly installments the outstanding principal amount of the Loan Facility, together with a repayment premium and other fees. The Company shall repay amounts outstanding under the Loan Facility in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees.

During the term of the Loan Facility, interest payable in cash by the Company shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the adjusted SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 0.50% plus, in either case, 9.50%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest.

The Credit Agreement contains customary events of default, including with respect to non-payment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key person events and change of control.

Each of the Credit Agreement and a Pledge and Security Agreement also contain a number of customary representations, warranties and covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company will be required to maintain at least $10 million of unrestricted cash and cash equivalents at all times.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -   LONG TERM DEBT (Cont.)

On the closing date of the Credit Agreement, and with respect to the Initial Commitment Amount only, the Company agreed to issue the Lender a warrant (the “Warrant”) to purchase up to 226,586 shares of the Company’s common stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. The Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share. In the event the Company is eligible to draw the Delayed Draw Commitment Amount, the Company agreed to issue the Lender an additional warrant (the “Additional Warrant”), with a term of 7 years from the issuance date, to purchase up to 6% of the Delayed Draw Commitment Amount based on a 10 day volume weighted average price of the Company’s common stock (the “Volume Weighted Average Price”) with an exercise price equal to the Volume Weighted Average Price.

The Company concluded that the Credit Agreement includes three legally detachable and separately exercisable freestanding financial instruments: the Initial Commitment Amount, the warrants, and the right to receive the Delayed Draw Commitment Amount, which we refer to as the "Financial Commitment Asset" or "FCA".

The Company has concluded that the warrants are not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings.

The Company has also concluded that the FCA is not indexed to the Company's own stock and should be recorded as an asset, measured at fair value with changes in fair value recognized in earnings. The FCA is presented within other accounts receivable on the interim consolidated balance sheets.

The Company elected to account for the Initial Commitment Amount under the fair value option in accordance with ASC 825, “Financial Instruments.” Under the fair value option, changes in fair value are recorded in earnings except for fair value adjustments related to instrument specific credit risk, which are recorded as other comprehensive income or loss.

During the six-month period ended on June 30, 2022, the Company recognized $351 of remeasurement income related to the Initial Commitment Amount, which were included as part of financial expenses (income) in the Company's statements comprehensive loss. During the six-month period ended on June 30, 2022, the Company did not recognize any instrument specific credit risk fair value adjustment.

NOTE 8: -   COMMITMENTS AND CONTINGENT LIABILITIES

a.	From time to time, the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

b.	Royalties:

The company has a liability to pay future royalties to the Israeli Innovation Authority (the “IIA”) for participated in programs sponsored by the Israeli government for the support of research and development activities. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues (based on the US dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -   STOCKHOLDERS’ EQUITY

a.	On January 4, 2022, out of the pre-funded warrants that were issued in May 2019, 81,233 were exercised on a cashless basis into 81,221 shares of the Company’s common stock. As of June 30, 2022, the Company’s total outstanding prefunded warrants were exercisable into 1,769,794 shares of common stock.
b.	On February 28, 2022, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 4,674,454 shares of the Company’s common stock, and pre-funded warrants to purchase an aggregate of 667,559 shares of the Company’s common stock at an exercise price of $0.0001 per share, at a purchase price of $7.49 per share (or share equivalent). The aggregate gross proceeds were approximately $40,000 ($38,023, net of issuance expenses).
c.	During the six-month ended June 30, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 24,191 shares of the Company’s common stock to employees of the Company, and the grant of 1,018,550 restricted shares of the Company’s common stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 719,050 shares of the Company’s common stock to employees and a consultant of the Company, at exercise prices between $5.46 and $8.10 per share. The stock options vest over a three-year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Equity Incentive Plan, as amended (the “2020 Plan”).
d.	In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $25.00. During the six-month ended June 30, 2022, the Company recorded compensation expense for this certain service provider in the amount of $863.
e.	In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of the Company’s common stock with an exercise price of $16.06 per share. Of these warrants, warrants to purchase 35,000 shares of the Company’s common stock shall vest over a 48-month period and warrants to purchase 48,948 shares of the Company’s common stock are subjected to certain performance terms. During the six-month ended June 30, 2022 the Company recorded compensation expense for this certain service provider in the amount of $22.
f.	In May and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares of the Company’s common stock which shall vest over 12 months and 24 months period, respectively, to certain consultants of the Company, at a purchase price of $6.45 and $7.20, respectively. During the six-month ended June 30, 2022, the Company recorded compensation expense for those certain service providers in the amount of $53.
g.	On June 8, 2022, the Compensation Committee authorized the Company to redeem 17,957 shares of restricted stock held by a certain officer, in compliance with Rule 16b-3 promulgated by the SEC, The redemption is part of previously granted 91,652 and 20,000 shares of restricted stock granted in January and July 2021, in exchange for the aggregate redemption price equal to the withholding tax obligation in the amount of $170.
h.	During the six-month ended June 30, 2022, certain series A Convertible Preferred Stockholders converted 1,130 shares of various classes of the Company’s A Convertible Preferred stock into 277,687 shares of Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

i.	During the six-month ended June 30, 2022, 61,730 shares of the Company’s common stock were issued as dividend to certain Series A Convertible Preferred stockholders upon conversion of such shares.
j.	Stock based compensation:

On January 23, 2012, the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) was adopted by the Board of Directors of the Company and approved by a majority of the Company’s stockholders, under which options to purchase shares of the Company’s common stock have been reserved. Under the 2012 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock. The 2012 Plan has expired.

On October 14, 2020, the Company’s stockholders approved the 2020 Plan and the immediate reservation of 900,000 shares under the 2020 Plan for the remainder of the 2020 fiscal year. Under the 2020 Plan, options to purchase shares of  the Company’s common stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

In January 2022, pursuant to the terms of  the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 1,339,624 shares, from 2,528,890 to 3,868,514.

On April 23, 2022, the Company released 56,788 holdback shares of the Company’s common stock to certain employee of the Company. The holdback release was part of a separation agreement with the employee, pursuant to which the Company waived the lock-up period.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the six-months period ended June 30, 2022, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	1,878,168	18.13	6.96	3,861
Options granted	719,050	7.14	—	—
Options exercised		—	—	—
Options expired	(78,692)	17.47	—	—
Options forfeited	(209,098)	13.91	—	—

Options outstanding at end of period	2,309,428	15.12	7.39	253

Options vested and expected to vest at end of period	2,149,618	15.23	7.35	245

Exercisable at end of period	842,507	20.07	5.54	206

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the six-months period ended June 30, 2022, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	1,094,627
Restricted shares granted	2,322,548
Restricted shares forfeited	(62,172)

Restricted shares outstanding at end of period	3,355,003

As of June 30, 2022, the total amount of unrecognized stock-based compensation expense was approximately $32,966 which will be recognized over a weighted average period of 1.3 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	June 30,
	2022			2021

Volatility	91.42	-	92.04%	95.84	-	95.84%
Risk-free interest rate	2.89	-	3.00%	0.01	-	0.01%
Dividend yield	-		-%	-		-%
Expected life (years)	5.81	-	6.00	5.81	-	5.81

The total compensation cost related to all of the Company’s stock-based awards recognized during the six-month period ended June 30, 2022, and 2021 was comprised as follows:

	Six months ended
	June 30,
	2022	2021

	Unaudited
Cost of revenues	$48	$37
Research and development	2,048	1,064
Sales and marketing	3,132	2,204
General and administrative	3,744	6,595

Total stock-based compensation expenses	$8,972	$9,900

NOTE 10: -  FINANCIAL EXPENSES (INCOME), NET

	Six months ended
	June 30,
	2022	2021

	Unaudited
Bank charges	$45	$56
Foreign currency adjustments expenses, net	138	369
Interest income	(21)	(24)
Loan Interest Expenses	181	—
Revaluation of long-term loan	(9)	—
Revaluation of warrant liability	(342)	—
Debt issuance cost	724	—

Total Financial expenses (income), net	$716	$401

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -  BASIC AND DILUTED NET LOSS PER COMMON STOCK

Basic net income (loss) per share is computed based on the weighted average number of  shares of common stock outstanding during each period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during the period, plus potential dilutive shares (deriving from options, RSUs, and convertible notes) considered outstanding during the period, in accordance with ASC 260-10, as determined under the if-converted method.

The total number of potential shares of common stock related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 7,198,771 and 5,746,978 for the six months ended June 30, 2022, and 2021, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per ordinary share:

	Six months ended
	June 30,
	2022	2021

	Unaudited
Net loss attributable to common stock shareholders used in computing basic net loss per share	$31,267	$28,608

Weighted average number of common stock used in computing basic loss per share	21,925,089	15,460,758

Basic net loss per common stock	$1.43	$1.85

NOTE 12: -   SUBSEQUENT EVENTS

a.	On July 13, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 131,000 restricted shares of the Company’s common stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 94,000 shares of the Company’s common stock to employees and a consultant of the Company, at exercise prices between $6.12 and $6.24 per share. The options vest over a three-year period commencing on the respective grant dates and have a ten-year term. The restricted shares and the options were issued under the 2020 Plan.

b.	In July and August 2022, the Company issued a total of 5,622 restricted shares of the Company’s common stock to a certain service provider. These issuances were made under the compensation committee approval, dated April 2020.

c.	On August 4, 2022, the Company and a National Health Plan entered into that certain Amendment No. 1 to Master Service Agreement (the “Amendment”), amending that certain Master Service Agreement dated as of October 1, 2021, between the parties (the “MSA”). The MSA, as amended, provides a framework for the Company’s provision of services to the National Health Plan and its affiliates. Concurrently with the Amendment and pursuant to the MSA, on August 4, 2022, the Company and the National Health Plan entered into that certain Statement of Work No. 1 (the “SOW”), pursuant to which the Company will deliver and implement a customized, white-labeled instance of the Company’s web- and app-based digital behavioral health navigation platform.

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

Except as otherwise disclosed herein, we currently do not have any arrangements or credit facilities in place as a source of funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Recent Developments

Employer Contracts and Health Providers

In May 2022, we announced two new contracts to provide digital therapeutics solutions to a national employer and a provider, both of which are expected to begin enrolling members in the third quarter of 2022.

In June 2022, we announced a new contract to deliver our digital behavioral health solution for a leading provider of integrated technology solutions for financial professionals. The new account is expected to launch in the third quarter of 2022.

In July 2022, we announced a new contract to deliver our full suite of integrated chronic condition management solutions to a national employer.  The new account is expected to launch in the third quarter of 2022.

Presentation of New Studies

In June 2022, we announced three new research studies presented at the American Diabetes Association's 82nd Scientific Sessions being held June 3rd to 7th, 2022 in New Orleans, Louisiana. Two of the new studies add to our growing body of evidence in support of an integrated approach to managing multiple chronic conditions by examining the impact of our solution on users with co-occurring physical and mental conditions. The third study analyzed the impact across the ethnicities of users living with Type 2 diabetes.

More than two thirds of people living with Type 2 diabetes also report high blood pressure, and the bi-directional impacts are well-documented. Our research provides new data to support the co-management of these conditions in a single solution. The study examined a group of users with diabetes, and stage 1 and above hypertension, to understand the impact of using a single solution on both conditions, and results showed significant improvements for both hypertension and diabetes after six months: (i) two thirds of users improved their systolic blood pressure by 13 mmHg and diastolic by

8 mmHg, (ii) 38.7% lowered their hypertension by one stage and (iii) a subgroup of users with high-risk Type 2 diabetes reduced average blood glucose readings by 15%. The research demonstrates that our integrated approach to managing chronic conditions in one solution offers significant benefits for users with co-occurring conditions.

Diabetes is closely linked with stress and symptoms of depression, and conversely, the presence of depression can lead to poor outcomes in people living with diabetes. We examined the outcomes of users living with high-risk diabetes and self-reported stress and/or depression and found that users reduced their average blood glucose by 13% after one year. This study indicates that our holistic support focused on behavior change can positively impact outcomes for users living with diabetes and depression and/or stress.

A third study examined the impact on blood sugar readings in users with high-risk Type 2 diabetes across ethnicities as reported in our app: White, Black, Latino or Asian. The research found that average blood glucose readings were significantly reduced by 14% for White users and 15% for Black, Latino and Asian users. The evidence demonstrates the ability of our solution to improve self-care across diverse populations.

OrbiMed Credit Facility

On June 9, 2022 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with OrbiMed Royalty and Credit Opportunities III, LP (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million was made available on the Closing Date (the “Initial Commitment Amount”) and up to $25 million may be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount”). On the Closing Date, we closed on the Initial Commitment Amount, less certain fees and expenses.

On the Closing Date, and with respect to the Initial Commitment Amount only, the Company agreed to issue the Lender a warrant to purchase up to 226,586 shares of its common stock at an exercise price of $6.62 per share, which has a term of 7 years from the issuance date. The warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the warrant be adjusted to a price less than $4.00 per share. In the event we are eligible to draw the Delayed Draw Commitment Amount, we agreed to issue the Lender an additional warrant (the “Additional Warrant”) with a term of 7 years from the issuance date, to purchase up to 6% of the Delayed Draw Commitment Amount based on a 10-day volume weighted average price of the Company’s common stock (the “Volume Weighted Average Price”) with an exercise price equal to the Volume Weighted Average Price.

On the Closing Date, we also executed a Registration Rights Agreement with the Lender pursuant to we agreed to file a registration statement with the SEC to register the shares of the Company’s common stock underlying the Warrant and the Additional Warrant.

WayForward Amendment

As part of the acquisition of WayForward on June 7, 2021, the consideration paid included an earn-out payable in up to 237,076 restricted shares of Common Stock. On July 7, 2022, we entered into an Amendment to Agreement and Plan of Merger with the representatives of the former equity holders of WayForward, pursuant to which we agreed to reduce the earn-out threshold of revenue derived from WayForward products from $5 million to $3 million.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2022, amounted to $6,183 and $14,242 respectively, compared to revenues of $5,261 and $8,856 during the three and six months ended June 30, 2021, representing an increase of 18% and 61% respectively. The increase in revenues for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is due to an increase in revenues from sales through our commercial channel.

Cost of Revenues

During the three and six months ended June 30, 2022, we recorded cost of revenues in the amount of $5,045 and $9,119 respectively, compared to costs related to revenues of $3,753 and $6,267 during the three and six months ended June 30, 2021, representing an increase of 34% and 46% respectively. The increase in cost of revenues in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was mainly due to higher costs related to the shipping of inventory and amortization of acquired technology in the amount of $1,094 and $2,026 respectively, compared to $720 and $1,095 for the three and six months ended June 30, 2021.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2022, amounted to $1,138 (18.4% of revenues) and $5,123 (36% of revenues) respectively compared to $1,508 (28.7% of revenues) and $2,589 (29.2% of revenues) during the three and six months ended June 30, 2021. The decrease in gross profit as a percentage of revenue for the three month and the increase for the six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, is due to the revenues derived from sales through our commercial channel, partially offset by amortization of acquired technology amounting to$1,094 and $2,026 for the three and six months ended June 30, 2022 respectively compared to $720 and $1,095 during the three and six months ended June 30, 2021. Gross profit for the three and six months ended June 30, 2022, excluding these amortizations were $2,232 (36.1% of revenues) and $7,149 (50.2% of revenues) compared to $2,228 (42.3% of revenues) and $3,684 (41.6% of revenues) during the three and six months ended June 30, 2021.

Research and Development Expenses

Our research and development expenses increased by $395, or 10.6%, to $4,137 for the three months ended June 30, 2022, compared to $3,742 for the three months ended June 30, 2021, and increased by $3,667, or 57.3%, to $10,064 for the six months ended June 30, 2022, compared to $6,397 for the six months ended June 30, 2021. This increase was mainly a result of expanding our research and development activities into additional product offerings. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2022, were $3,567 and $7,795 compared to $3,075 and $5,301  for the three and six months ended June 30, 2021, an increase of $485 and $2,832 respectively.

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

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $351, or 3.6%, to $9,297 for the three months ended June 30, 2022, compared to $9,648 for the three months ended June 30, 2021, and increased by $2,052, or 12.2%, to $18,832 for the six months ended June 30, 2022, compared to $16,780 for the six months ended June 30, 2021. The increase was mainly due to increases in our stock-based compensation and payroll related expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2022 were $7,553 and $15,396 compared to $8,456 and $14,542 for the three and six months ended June 30, 2021, a decrease of $903 and increase of $854 respectively.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of our service offering, and other costs associated with sales and marketing activities, as well as trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $1,062, or 17.4%, to $5,059 for the three months ended June 30, 2022, compared to $6,121 for the three months ended June 30, 2021, and decreased by $2,288, or 19.5% to $9,454 for the six months ended June 30, 2022, compared to $11,742 for the six months ended June 30, 2021. This decrease was mainly due to decrease in share based compensation expenses during the three and six months ended June 30, 2022. Our general and administrative expenses, excluding stock-based compensation, depreciation, acquisition related costs and earn-out remeasurement for the three and six months ended June 30, 2022 were $2,290 and $4,929 compared to $1,991 and 4,251 for the three and  six months ended June 30, 2021, an increase of $299 and $678 respectively.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses, net for the three months ended June 30, 2022, were $672, representing an increase of $910, compared to financial income of $238 for the three months ended June 30, 2021. Our financial expenses, net for the six months ended June 30, 2022, were $716, representing increase of $315, compared to financial expenses of $401 for the six months ended June 30, 2021. The increase in our financial expenses was mainly due to cost related to obtaining the credit facility agreement dated June 9, 2022 and interest expense for the period from June 9, 2022 in the amount of $905 offset by revaluation of the long-term loan and the warrant liability of $351.

Financial expenses, net primarily consists of credit facility interest expense, debt issuance costs, interest income from cash balances, bank charges, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $263, or 1.5%, to $18,028 for the three months ended June 30, 2022, compared to a net loss of $17,765 for the three months ended June 30, 2021, and increased by $1,213, or 3.7%, to $33,944 for the six months ended June 30, 2022, compared to a net loss of $32,731 for the six months ended June 30, 2021.

The increase in net loss for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was mainly due to the increase in our operating expenses.

The factors described above resulted in net loss attributable to common stockholders for the three and six months ended June 30, 2022, amounted to $18,462 and $34,829, respectively, compared to net loss attributable to common stockholders of $18,253 and $33,763.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30,
	(in thousands)
	2022	2021	$ Change
Net Loss Reconciliation
Net loss - as reported	$(18,028)	$(17,765)	$(263)

Adjustments
Depreciation expense	84	69	15
Inventory step up amortization	—	372	(372)
Amortization of acquired technology and brand	1,125	731	394
Other financial expenses (income), net	672	(238)	910
Income Tax	1	—	1

EBITDA	(16,146)	(16,831)	685

Acquisition costs	—	502	(502)
Earn-out remeasurement	1,391	—	1,391
Stock-based compensation expenses	3,629	5,462	(1,833)

Non-GAAP adjusted loss	$(11,126)	$(10,867)	$(259)

	Six Months Ended June 30,
	(in thousands)
	2022	2021	$ Change
Net Loss Reconciliation
Net loss - as reported	$(33,944)	$(32,731)	$(1,213)

Adjustments
Depreciation expense	154	133	21
Inventory step up amortization	—	523	(523)
Amortization of acquired technology and brand	2,088	1,106	982
Other financial expenses, net	716	401	315
Income Tax	1	—	1

EBITDA	(30,985)	(30,568)	(417)

Acquisition costs	—	880	(880)
Earn-out remeasurement	939	—	939
Stock-based compensation expenses	8,972	9,900	(928)

Non-GAAP adjusted loss	$(21,074)	$(19,788)	$(1,286)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of June 30, 2022, we had approximately $67,949 in cash and cash equivalents compared to $35,808 on December 31, 2021.

We have experienced cumulative losses of $256,842 from inception (August 11, 2011) through June 30, 2022 and have a stockholders’ equity of $99,652 on June 31, 2022. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, the exercise of existing warrants and options, and credit facility, receiving aggregate net proceeds totaling $251,494 as of June 30, 2022.

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

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. As of June 30, 2022, we have not conducted any sales through our Sales Agreement with Cowen.

On June 9, 2022, we entered into the Credit Agreement, the with Lender. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million, representing the Initial Commitment Amount, was made available on the Closing Date and up to $25 million, representing the Delayed Draw Commitment Amount, may be made available on or prior to June 30, 2023, subject to certain revenue requirements. If, until the maturity date of the Loan Facility, our net revenue does not equal or exceed the applicable amount for such period as set in the Credit Agreement, then we shall repay in equal monthly installments the outstanding principal amount of the Loan Facility During the term of the Loan Facility, interest payable in cash by us shall accrue on any outstanding balance due. We will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. We agreed to issue the Lender a warrant to purchase up to 226,586 shares of our common stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. In the event we are eligible to draw the Delayed Draw Commitment Amount, we agreed to issue the Lender an additional warrant, with a term of 7 years from the issuance date, to purchase up to 6% of the Delayed Draw Commitment Amount based on a 10 day volume weighted average price of our common stock with an exercise price equal to the Volume Weighted Average Price.

Management believes that the proceeds from the recent private placement and the Loan Facility, combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, we have resolved to remove the going concern note from its financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offering.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2022	2021
	$	$
Cash used in operating activities:	(29,209,000)	(22,838,000)
Cash used in investing activities:	(340,000)	(7,593,000)
Cash provided by financing activities:	61,675,000	65,766,000
	32,126,000	35,335,000

Net cash used in operating activities

Net cash used in operating activities was $29,209 for the six months ended June 30, 2022 an increase of 27.9% compared to $22,838 used in operations for the same period in 2021. Cash used in operations increased mainly due to the increase in our operating activities.

Net cash used in investing activities

Net cash used for investing activities was $340 for the six months ended June 30, 2022, a decrease of $7,253 compared to $7,593 for the same period in 2021. Cash used for investing activities decreased mainly due to the reduction in acquisition activities compared to the payments made as part of the acquisition of Upright and PsyInnovations, Inc. during the six months ended June 30, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $61,675 for the six months ended June 30, 2022 compared to $65,766 net cash provided by financing activities during the same period in 2021.

Click or tap here to enter text.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer, or the Certifying Officers, conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act“, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below.

Currently, our revenues are concentrated with one major customer, Sanofi, and our revenues may decrease significantly if we were to lose our major customer or do not

Due to our limited operating history, we have a limited customer base and have depended on a major customer, Sanofi, for a significant portion of our revenue. On February 8, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”) with Sanofi. Pursuant to the Exclusive Agreement, we will provide a license to access and use certain Company data. As of June 30, 2022, our major customer accounted for 63.7% of our accounts receivable balance and, for the six and three month periods ended June 30, 2022,  Sanofi accounted for 42% and 32%, respectively, of our revenue in the relevant periods. If Sanofi were to terminate the Exclusive Agreement, or if we fail to adequately perform under the Exclusive Agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2022, we issued an aggregate of 7,977 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
4.1*	Form of Warrant to be issued to OrbiMed Royalty and Credit Opportunities III, LP.
10.1*

Agreement and Plan of Merger by and among DarioHealth Corp., WF Merger Sub, Inc., PsyInnovations, Inc., and certain representatives of the former equity holders of PsyInnovations, Inc., dated May 15, 2021.

10.2*	Amendment to Agreement and Plan of Merger by and between the Company and certain representatives of the former equity holders of PsyInnovations, Inc., dated July 7, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 15, 2022		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)