Form 10-Q
period 2022-09-30
DarioHealth Corp.
filed 2022-11-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 23,296,754 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements are described under the heading “Risk Factors” in Part I, Item 1A., of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) and in Part II, Item 1A., of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report”), as well in our other public filings.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

UNAUDITED

INDEX

Page
Interim Consolidated Balance Sheets	F-2 – F-3

Interim Consolidated Statements of Comprehensive Loss	F-4

Interim Statements of Stockholders’ Equity	F-5 – F- 6

Interim Consolidated Statements of Cash Flows	F-7

Notes to Interim Consolidated Financial Statements	F-8 – F-25

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,081	$35,808
Short-term restricted bank deposits	176	192
Trade receivables	4,521	1,310
Inventories	7,762	6,228
Other accounts receivable and prepaid expenses	2,042	2,067

Total current assets	71,582	45,605

NON-CURRENT ASSETS:
Deposits	6	20
Operating lease right of use assets	1,174	287
Long-term assets	21	57
Property and equipment, net	858	702
Intangible assets, net	11,053	12,460
Goodwill	41,640	41,640

Total non-current assets	54,752	55,166

Total assets	$126,334	$100,771

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2022	2021
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,982	$5,109
Deferred revenues	990	1,195
Operating lease liabilities	270	266
Other accounts payable and accrued expenses	6,512	7,806
Earn-out liability	1,770	825

Total current liabilities	11,524	15,201

NON-CURRENT LIABILITIES
Operating lease liabilities	817	21
Long-term loan	24,046	—
Warrant liability	1,001	—

Total non-current liabilities	25,864	21

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - Authorized: 160,000,000 shares at September 30, 2022 (unaudited) and December 31, 2021; Issued and Outstanding: 23,291,008 and 16,573,420 shares at September 30, 2022 (unaudited) and December 31, 2021, respectively	2	2

Preferred stock of $0.0001 par value - Authorized: 5,000,000 shares at September 30, 2022 (unaudited) and December 31, 2021; Issued and Outstanding: 9,912 and 11,927 shares at September 30, 2022 (unaudited) and December 31, 2021, respectively

	*) -	*) -
Additional paid-in capital	361,912	307,561
Accumulated deficit	(272,968)	(222,014)

Total stockholders’ equity	88,946	85,549

Total liabilities and stockholders’ equity	$126,334	$100,771

*) -  Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	Unaudited		Unaudited
Revenues:
Services	$4,552	$776	$12,802	$1,852
Hardware and consumable products	2,053	4,853	8,045	12,633
Total revenues	6,605	5,629	20,847	14,485

Cost of revenues:
Services*	1,826	126	3,538	233
Hardware and consumable products*	1,874	3,433	7,255	8,498
Amortization of acquired intangible assets	1,105	1,244	3,131	2,339
Total cost of revenues	4,805	4,803	13,924	11,070

Gross profit	1,800	826	6,923	3,415

Operating expenses:
Research and development	$4,803	$5,506	$14,867	$11,903
Sales and marketing	7,571	10,696	26,403	27,476
General and administrative	3,999	7,123	13,453	18,865

Total operating expenses	16,373	23,325	54,723	58,244

Operating loss	14,573	22,499	47,800	54,829

Total financial (income) expenses, net	1,059	(55)	1,775	346

Loss before taxes	15,632	22,444	49,575	55,175

Income Tax	—	—	1	—

Net loss	$15,632	$22,444	$49,576	$55,175

Other comprehensive income (loss):
Deemed dividend	$494	$488	$1,378	$1,520

Net loss attributable to shareholders	$16,126	$22,932	$50,954	$56,695

Net loss per share:

Basic and diluted loss per share	$0.64	$1.18	$2.03	$2.98
Weighted average number of common stock used in computing basic and diluted net loss per share	22,973,197	16,473,449	22,876,397	16,202,541

* Excluding amortization

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2022 (unaudited)	22,860,044	$2	10,797	$	*)-	$356,492	$(256,842)	$99,652

Issuance of common stock to directors and employees	5,564	*)-	—		—	29	—	29
Issuance of common stock to consultants and service provider	8,941	*)-	—		—	43	—	43
Conversion of preferred stock to common stock	308,711	*)-	(885)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	494	(494)	—
Issuance of warrants to service providers	—	—	—		—	609	—	609
Stock-based compensation	107,748	*)-	—		—	4,245	—	4,245
Net loss	—	—	—		—	—	(15,632)	(15,632)

Balance as of September 30, 2022 (unaudited)	23,291,008	$2	9,912	$	*)-	$361,912	$(272,968)	$88,946

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2021(audited)	16,573,420	$2	11,927	$	*)-	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*)-	—		—	—	—	*)-
Issuance of common stock to directors and employees	29,755	*)-	—		—	190	—	190
Issuance of common stock to consultants and service provider	21,901	*)-	—		—	230	—	230
Conversion of preferred stock to common stock	648,128	*)-	(2,015)		—	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	1,378	(1,378)	—
Issuance of warrants to service providers	—	—	—		—	2,467	—	2,467
Stock-based compensation	1,064,126	*)-	—		—	11,011	—	11,011
Issuance of common stock and pre-funded warrants, net of issuance cost	4,674,454	*)-	—		—	38,023	—	38,023
Issuance of common stock, net of issuance cost upon Acquisition of Physimax Technologies Ltd.	256,660	*)-	—		—	1,186	—	1,186
Repurchase and retirement of common stock	(58,657)	*)-	—		—	(134)	—	(134)
Net loss	—	—	—		—	—	(49,576)	(49,576)

Balance as of September 30, 2022 (unaudited)	23,291,008	$2	9,912	$	*)-	$361,912	$(272,968)	$88,946

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2021	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of June 30, 2021 (unaudited)	16,330,842	$	*)-	12,122	$	*)-	$295,124	$(177,011)	$118,113

Payment for executives and directors under Stock for Salary Program	1,791		*)-	—		—	34	—	34
Issuance of common stock to consultants and service provider	112,332		*)-	—		—	1,705	—	1,705
Issuance of common stock to directors and employees	18,885		*)-	—		—	303		303
Conversion of preferred stock to common stock	8,100		*)-	(25)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—		—	—		—	488	(488)	—
Issuance of warrants to service providers	—		—	—		—	2,121	—	2,121
Stock-based compensation	37,394		*)-	—		—	4,607	—	4,607
Net loss	—		—	—		—	—	(22,444)	(22,444)

Balance as of September 30, 2021 (unaudited)	16,509,344	$	*)-	12,097	$	*)-	$304,382	$(199,943)	$104,439

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2021	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of December 31, 2020 (audited)	8,119,493	$	*)-	15,823	$	*)-	$171,399	$(143,248)	$28,151

Payment for executives and directors under Stock for Salary Program	9,124		*)-	—		—	133	—	133
Exercise of options	40,545		*)-	—		—	256	—	256
Exercise of placement agent warrants	111,061		*)-	—		—	—	—	*)-
Exercise of warrants	219,992		*)-	—		—	633	—	633
Issuance of common stock to consultants and service provider	287,753		*)-	—		—	4,078	—	4,078
Issuance of common stock to directors and employees	18,885		*)-	—		—	303	—	303
Conversion of preferred stock to common stock	874,530		*)-	(3,726)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—		—	—		—	1,520	(1,520)	—
Issuance of warrants to service providers	—		—	—		—	4,918	—	4,918
Stock-based compensation	1,093,537		*)-	—		—	9,238	—	9,238
Issuance of common stock, net of issuance cost	3,278,688		*)-	—		—	64,877	—	64,877
Issuance of common stock upon acquisition of Upright Technologies Ltd.	1,687,612		*)-	—		—	28,933	—	28,933
Issuance of common stock upon acquisition of PsyInnovations Inc.(dba WayForward)	768,124		*)-	—		—	18,094	—	18,094
Net loss	—		—	—		—	—	(55,175)	(55,175)

Balance as of September 30, 2021 (unaudited)	16,509,344	$	*)-	12,097	$	*)-	$304,382	$(199,943)	$104,439

*)   Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended
	September 30,
	2022	2021

	Unaudited
Cash flows from operating activities:
Net loss	$(49,576)	$(55,175)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	13,898	18,670
Depreciation	243	202
Change in operating lease right of use assets	(887)	137
Amortization of acquired intangible assets and inventories step-up	3,224	3,381
Increase in trade receivables	(3,211)	(1,125)
Decrease in other accounts receivable, prepaid expense and long-term assets	129	221
Increase in inventories	(1,534)	96
Increase in trade payables	(3,136)	-
Decrease in other accounts payable and accrued expenses	(1,401)	(1,368)
Decrease in deferred revenues	(205)	(139)
Change in operating lease liabilities	800	(173)
Remeasurement of earn-out	945	-
Non-Cash financial expenses	807	-

Net cash used in operating activities	(39,904)	(35,273)

Cash flows from investing activities:
Investment In deposit	-	(2)
Purchase of property and equipment	(399)	(193)
Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	-	(5,023)
Cash paid as part of Upright Technologies Ltd. acquisition	-	(2,472)
Purchase of intangible assets	(115)	-

Net cash used in investing activities	(514)	(7,690)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants (net of issuance costs)	38,023	64,877
Proceeds from exercise of warrants	-	633
Proceeds from exercise of options	-	256
Proceeds from borrowings on credit agreement	23,786	-
Repurchase and retirement of common stock	(134)	-

Net cash provided by financing activities	61,675	65,766

Increase in cash, cash equivalents and restricted cash and cash equivalents	21,257	22,803
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	35,948	28,725

Cash, cash equivalents and restricted cash and cash equivalents at end of period	$57,205	$51,528
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$969	$-
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,177	$80

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

The Company operates as one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term deposits, restricted deposits and trade receivables. For cash and cash equivalents, the Company is exposed to credit risks in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

As of September 30, 2022, the Company's two major customers accounted for 39.3% and 30.3%, respectively, of the Company's accounts receivable balance.

The Company's two major customers accounted for 26.9% and 20.7%, respectively, for the three months period ended September 30, 2022, and 8.5% and 35.2%, respectively, for the nine-months period ended September 30, 2022, of the Company's revenue in the relevant periods.

d.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through LabStyle, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL (Cont.)

e.	On May 15, 2021, the Company entered into an agreement and plan of merger pursuant to which the Company, through its wholly owned subsidiary WF Merger Sub, Inc. (“Merger Sub”), merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. WayForward is a mental health company that developed the WayForward behavioral digital health platform with artificial intelligence enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy, self-directed care, expert coaching and access to in-person and telehealth provider visits.
f.	During the nine months ended September 30, 2022, the Company incurred operating losses and negative cash flows from operating activities amounting to $47,800 and $39,904, respectively. On September 30, 2022, we had $57,081 in available cash and cash equivalents. Management believes that the Company’s cash on hand is sufficient to meet its obligations as they come due for at least a period of twelve months from the date of the issuance of these consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2022, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2022, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the nine months ended September 30, 2022. Results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	September 30,	September 30,
	2022	2021
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$57,081	$51,331
Short-term restricted bank deposits, as reported on the balance sheets	124	197

Cash, restricted cash, cash equivalents and restricted cash and cash equivalents as reported in the statements of cash flows	$57,205	$51,528

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

The consideration transferred included the issuance of 256,660 shares of its common stock subjected to certain terms of lock-up periods valued at $1,186, a cash payment of $500, of which $400 was paid during the fourth quarter of 2021, and the remaining to be paid on the second quarter of 2022, The total consideration transferred in the acquisition of Physimax Technology was $1,686. In addition, the Company incurred acquisition-related costs in an amount of $131.

Purchase price allocation:

Under asset acquisition accounting principles, the total purchase price was allocated to Physimax Technology as set forth below.

Amortization
period (Years)

Technology	$1,817	3

NOTE 4: -   INVENTORIES

	September 30,	December 31,
	2022	2021
	Unaudited
Raw materials	$1,339	$714
Finished products	6,423	5,514

	$7,762	$6,228

During the nine-month period ended September 30, 2022, and the year ended December 31, 2021, total inventory write-down expenses amounted to $22 and $73, respectively.

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

Agreement with Preferred Partner

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

The Company has determined that the other party is a customer. The aggregate consideration under the contract is up to $30 million over the initial term of the Exclusive Agreement, consisting of (i) an upfront payment, (ii) annual compensation for development costs per annual development plans to be agreed upon annually and (iii) certain contingent milestone payments upon meeting certain net sales and enrollment rate milestones at any time during the term of the Exclusive Agreement.

During the second quarter of 2022, the parties' joint steering committee approved the first-year development plan, pursuant to the terms of the Exclusive Agreement. The Company has concluded that the development plan is a contract modification which should be accounted for as a separate contract. The Company has also concluded that the development plan includes a single performance obligation – to provide development services, which is satisfied over time. The contract consideration includes fixed and variable consideration. As of September 30, 2022, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved. The Company has also concluded that the measure of progress that best depicts the Company's performance in transferring control of the services transferred to the customer is an input method, based on labor hours consumed. During the three months ended September 30, 2022, the Company has recognized revenues under the development plan of $1,370 with additional revenues of $655 expected to be recognized by the end of 2022.

Agreement with National Health Plan

On October 1 2021, the Company entered into a Master Service Agreement (“MSA”) with a national health plan (“Health Plan”). Pursuant to the terms of the MSA, the Company will perform services as set forth in each statement of work (each “SOW”).

On October 1, 2021, the Company entered into an SOW (“October SOW”) with the Health Plan. Pursuant to the October SOW, the Company will provide the Health Plan access to web and app-based platform, for behavioral health.

The Company concluded that the MSA and the October SOW should be combined into a single contract (the “Contract”).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

The Company has concluded that the Contract contained a single performance obligation – to provide access to the Company's platform. The consideration in the Contract was based entirely on customer usage. Since no usage has occurred as of September 30, 2022, the Company has yet to recognize any revenues from the October SOW.

On August 2022, the Company entered into an additional SOW (“August SOW”) with the Health Plan, and as a result, the Company will provide additional services to the Health Plan.

The Company concluded that the August SOW is a contract modification, which should be accounted for as a separate contract which includes two performance obligations, as follows:

(i)Phase 1 – Digital Behavioral Health Navigation Platform Implementation. This performance obligation includes configuration and implementation of the platform.

(ii)Phase 2 – Enhancements to the Digital Behavioral Health Navigation Platform. This performance obligation includes adding additional features and capabilities to the Platform, such as user chat, additional sorting questions and linking to the Health Plan’s additional services.

The August SOW includes a fixed consideration in the amount of $2,650. The Company allocated the consideration between the two performance obligations based on standalone selling prices. The Company determined the standalone selling prices based on the expected cost plus a margin approach.

As of September 30, 2022, the Company has recognized revenues of $1,778 with additional revenues of $872 expected to be recognized by June of 2023.

The following tables represent the Company’s total revenues for the three and nine months ended September 30, 2022, and 2021 disaggregated by revenue source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	Unaudited		Unaudited
Commercial	$4,195	$309	$11,591	$491
Consumers	2,410	5,320	9,256	13,994

	$6,605	$5,629	$20,847	$14,485

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2022:

Balance, beginning of the period	$1,195
New performance obligations	5,754
Reclassification to revenue as a result of satisfying performance obligations	(5,959)
Balance, end of the period	$990

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	September 30, 2022
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Assets:
Financial commitment asset (“FCA”)	$454	$—	$—	$454

Total Financial Assets	$454	$—	$—	$454

Financial Liabilities:
Earn out liability	$1,770	$—	$—	$1,770
Long Term Loan	24,046	—	—	24,046
Warrant liability	1,001	—	—	1,001

Total Financial Liabilities	$26,817	$—	$—	$26,817

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Earn out liability	$825	$—	$—	$825

Total Financial Liabilities	$825	$—	$—	$825

FCA

On June 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million (the “Loan Facility” or “Loan”), of which $25 million was made available on the Closing Date (the “Initial Commitment Amount” or "First Tranche") and up to $25 million may be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount” or “Second Tranche”). On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender.

The FCA instrument was recognized in connection with the Delayed Draw Commitment Amount (Note 7). The fair value of the FCA is estimated by the Company at each reporting date, which are prepared based on significant inputs that are generally determined based on relative value analyses. The FCA fair value was estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing of the transactions contemplated by the Credit Agreement as of June 9, 2022 and represents the $25 million Delayed Draw Commitment Amount that may be made available on or prior to June 30, 2023 on similar terms to the Initial Commitment Amount. Therefore, the value of the FCA for the Delayed Draw Commitment Amount of the Loan was initially estimated as 50% of the sum of the commitment fee paid upfront and the lender expenses in relation to the Loan origination.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

The fair value of the FCA is amortized over the period of the Delayed Draw Commitment Amount on a straight-line basis. The total amount was estimated at $454.

Earn out Liability

As part of the acquisition of Wayforward on June 7, 2021, the consideration transferred included earn-out payable in up to 237,076 restricted shares of Common Stock. The earn-out arrangement is not indexed to the Company's own stock and was accounted as a liability and subsequently measured at fair value through earnings until the settlement date of December 31, 2022.

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

The significant inputs into the models were:

	September 30,	December 31,
	2022	2021
Expected Term (in years)	0.33	1.08
Expected Volatility	32.1%	32.1%
Beta	45%	45%
Debt Rate	4.62%	0.82%

For the nine months ended September 30, 2022, the Company recorded expenses from remeasurement of the earn-out in the amount of $945.

Loan Facility

The fair value of the Loan Facility is recognized in connection with the Company’s Credit Agreement with respect to the Initial Commitment Amount only (Note 7). The fair value of the Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Loan, which is reported within non-current liabilities (Maturity Date - June 9, 2027) on the consolidated balance sheets, is estimated by the Company at each reporting date based on significant inputs that are generally determined based on relative value analyses.

The Loan incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Loan origination, or June 9, 2022, the discount rate was arrived at by calibrating the loan amount of $25 million with the fair value of the warrants of  $1,930 and the loan terms interest rate of secured overnight financing rate (“SOFR”) + 9.5%. The implied internal rate of return of the loan was 15.6%. The fair value of the Loan, as of September 30, 2022, was estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing, as of June 9, 2022. The change in the fair value of the loan was recorded in earnings since the Company has concluded that no adjustment related to instrument specific credit risk was required.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Company’s Loan agreement with the Lender and with respect to the Initial Commitment Amount only (Note 7). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within non-current liabilities on the consolidated balance sheets, is estimated by the Company based on the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	June 9,	September 30,
	2022	2022
Stock price	$7.45	$4.63
Exercise price	6.62	6.62
Expected term (in years)	7.00	6.69
Volatility	148.8%	146.8%
Dividend rate	-	-
Risk-free interest rate	3.13%	4.05%

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

	Three months ended September 30, 2022
	Unaudited
	Long-Term Loan	Warrant Liability	FCA
Balance as of June 30, 2022	$23,061	$1,588	$607
Change in fair value	985	(587)	(153)

Balance as of September 30, 2022	$24,046	$1,001	$454

	Nine months ended September 30, 2022
	Unaudited
	Long-Term Loan	Warrant Liability	FCA
Balance as of January 1, 2022	$—	$—	$—
Issuance	23,070	1,930	—
Initial measurement of the FCA	—	—	607
Change in fair value	976	(929)	(153)

Balance as of September 30, 2022	$24,046	$1,001	$454

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

During the nine-month period ended on September 30, 2022, the Company recognized $200 of remeasurement expenses related to the Initial Commitment Amount, which were included as part of financial expenses (income) in the Company's statements comprehensive loss. During the nine-month period ended on September 30, 2022, the Company did not recognize any instrument specific credit risk fair value adjustment.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -   STOCKHOLDERS’ EQUITY

a.	On January 4, 2022, out of the pre-funded warrants that were issued in May 2019, 81,233 were exercised on a cashless basis into 81,221 shares of the Company’s common stock. As of September 30, 2022, the Company’s total outstanding prefunded warrants were exercisable into 1,769,794 shares of common stock.
b.	On February 28, 2022, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 4,674,454 shares of the Company’s common stock, and pre-funded warrants to purchase an aggregate of 667,559 shares of the Company’s common stock at an exercise price of $0.0001 per share, at a purchase price of $7.49 per share (or share equivalent). The aggregate gross proceeds were approximately $40,000 ($38,023, net of issuance expenses).
c.	During the nine-month ended September 30, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 29,755 shares of the Company’s common stock to employees of the Company, and the grant of 1,149,550 restricted shares of the Company’s common stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 813,050 shares of the Company’s common stock to employees and a consultant of the Company, at exercise prices between $5.46 and $8.10 per share. The stock options vest over a three-year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Equity Incentive Plan, as amended (the “2020 Plan”).
d.	In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $25.00. During the nine-month ended September 30, 2022, the Company recorded compensation expense for this certain service provider in the amount of $863.
e.	In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of the Company’s common stock with an exercise price of $16.06 per share. Of these warrants, warrants to purchase 35,000 shares of the Company’s common stock shall vest over a 48-month period and warrants to purchase 48,948 shares of the Company’s common stock are subjected to certain performance terms. During the nine-month ended September 30, 2022, the Company recorded compensation expense for this certain service provider in the amount of $110.
f.	In May and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares of the Company’s common stock which shall vest over 12 months and 24 months period, respectively, to certain consultants of the Company, at a purchase price of $6.45 and $7.20, respectively. During the nine-month ended September 30, 2022, the Company recorded compensation expense for those certain service providers in the amount of $215.
g.	On June 8, 2022, the Compensation Committee authorized the Company to redeem 17,957 shares of restricted stock held by a certain officer, in compliance with Rule 16b-3 promulgated by the SEC, The redemption is part of previously granted 91,652 and 20,000 shares of restricted stock granted in January and July 2021, in exchange for the aggregate redemption price equal to the withholding tax obligation in the amount of $170.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

h.	During the nine-month ended September 30, 2022, certain series A Convertible Preferred Stockholders converted 1,130 shares of various classes of the Company’s A Convertible Preferred stock into 277,687 shares of Common Stock.

On September 20, 2022, the Board of Directors authorized the Company to enter into an exchange agreement with a certain preferred stockholder  to exchange 885 shares of the Company’s Series A-1 Preferred Stock for 308,711 shares of the Company’s common stock. During the nine months ended 30, 2022, the investor exchanged those certain shares. The Company has accounted for the exchange as a modification and recorded the increase in fair value as a deemed dividend in the amount of $62.

During the nine-month ended September 30, 2022, 61,730 shares of the Company’s common stock were issued as dividend to certain Series A Convertible Preferred stockholders upon conversion of such shares.

i.	Stock based compensation:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans during the nine-months period ended September 30, 2022, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	1,878,168	18.13	6.96	3,861
Options granted	813,050	7.02	—	—
Options exercised		—	—	—
Options expired	(115,271)	17.74	—	—
Options forfeited	(409,410)	14.95	—	—

Options outstanding at end of period	2,166,537	14.59	7.07	131

Options vested and expected to vest at end of period	2,021,479	14.71	7.03	131

Exercisable at end of period	978,807	18.72	5.55	131

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the nine-months period ended September 30, 2022, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	1,094,627
Restricted shares granted	1,149,550
Restricted shares forfeited	(103,381)

Restricted shares outstanding at end of period	2,140,796

As of September 30, 2022, the total amount of unrecognized stock-based compensation expense was approximately $26,245 which will be recognized over a weighted average period of 1.19 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	September 30,
	2022			2021

Volatility	92.25	-	92.60%	93.34	-	96.01%
Risk-free interest rate	2.70	-	3.01%	0.01	-	0.01%
Dividend yield	-		-%	-		-%
Expected life (years)	5.81	-	5.88	5.25	-	5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the nine-month period ended September 30, 2022, and 2021 was comprised as follows:

	Nine months ended
	September 30,
	2022	2021

	Unaudited
Cost of revenues	$72	$63
Research and development	3,215	2,480
Sales and marketing	5,089	4,007
General and administrative	5,522	12,120

Total stock-based compensation expenses	$13,898	$18,670

NOTE 10: - FINANCIAL EXPENSES (INCOME), NET

	Nine months ended
	September 30,
	2022	2021

	Unaudited
Bank charges	$59	$60
Foreign currency adjustments expenses, net	51	322
Interest income	(228)	(36)
Loan Interest Expenses	969	—
Remeasurement of long-term loan	976	—
Remeasurement of warrant liability	(929)	—
Debt issuance cost	724	—
Remeasurement of FCA	153	—

Total Financial expenses (income), net	$1,775	$346

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -  BASIC AND DILUTED NET LOSS PER COMMON STOCK

We compute net loss per share of common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.

The total number of potential shares of common stock related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 6,804,530 and 5,987,711 for the nine months ended September 30, 2022, and 2021, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per common stock:

	Nine months ended
	September 30,
	2022	2021

	Unaudited
Net loss attributable to common stock shareholders used in computing basic net loss per share	$46,336	$48,357

Weighted average number of common stock used in computing basic loss per share	22,876,397	16,202,541

Basic net loss per common stock	$2.03	$2.98

NOTE 12: -   SUBSEQUENT EVENTS

a.

In October and November 2022, the Company issued a total of 7,705 restricted shares of the Company’s common stock to a certain service provider, with such issuances approved by the Company’s Compensation Committee of the Board of Directors.

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

Recent Developments

Employer Contracts

In September 2022, we announced two new employer contracts, including one for the full suite of integrated solutions, which are scheduled to launch in late 2022 and early 2023.

In October 2022, we announced that a mid-sized Midwestern city selected us to provide our full suite of digital therapeutics solutions to several thousand city employees beginning in the first quarter of 2023.

In October 2022, we announced that our full suite of chronic condition management solutions was selected by two employers to help improve overall employee health beginning in the first quarter of 2023.

Presentation of New Studies

In September 2022, we announced new research examining the link between the use of our biofeedback device to help users improve their posture and reduced back pain, which was presented at the International Association of the Study of Pain (IASP) 2022 World Congress on Pain. The research examined the connection between users of our posture trainer, posture awareness and the impact on levels of pain. Our posture training solution, part of the Dario Move suite of musculoskeletal solutions, helps users develop better posture through the use of a wearable biofeedback sensor that vibrates when the user is in a slouching position. Over the course of time, this trains users, helping them to develop awareness and adoption of proper posture. We analyzed the data from close to 1,000 individuals who reported high levels of pain in their initial assessment and who conducted six or more hours a week of posture training for at least eight weeks. This data set allowed researchers to demonstrate that increased time wearing the posture trainer was predictive of posture quality which, in turn, was predictive of the level of pain, establishing the linkage between postural digital biofeedback technology and back pain reduction.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2022, amounted to $6,605 and $20,847 respectively, compared to revenues of $5,629 and $14,485 during the three and nine months ended September 30, 2021, representing an increase of 17% and 44%, respectively. The increase in revenues for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is due to an increase in revenues from sales through our B2B channel.

Cost of Revenues

During the three and nine months ended September 30, 2022, we recorded cost of revenues in the amount of $4,805 and $13,924, respectively, compared to costs of revenues of $4,803 and $11,070 during the three and nine months ended September 30, 2021, representing a zero and 25.8% increase, respectively. The increase in cost of revenues in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, resulted from including payroll development costs in the cost of revenues which were incurred during the period.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2022, amounted to $1,800 (27.3% of revenues) and $6,923 (33.2% of revenues), respectively compared to $826 (14.7% of revenues) and $3,415 (23.6% of revenues) during the three and nine months ended September 30, 2021. The increase in gross profit as a percentage of revenue for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, is due to the revenues derived from sales through our B2B channel. Gross profit for the three and nine months ended September 30, 2022, excluding amortization of acquired technology and inventory step-up were $2,905 (44% of revenues) and $10,054 (48.2% of revenues) compared to $2,532 (45% of revenues) and $6,739 (46.5% of revenues) during the three and nine months ended September 30, 2021.

Research and Development Expenses

Our research and development expenses decreased by $703, or 12.8%, to $4,803 for the three months ended September 30, 2022, compared to $5,506 for the three months ended September 30, 2021, and increased by $2,964, or 24.9%, to $14,867 for the nine months ended September 30, 2022, compared to $11,903 for the nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 was mainly a result of a decrease in payroll expenses. The increase for the nine months ended September 30, 2022 was mainly a result of expanding our research and development activities. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2022, were $3,625 and $11,620 compared to $3,854 and $9,155 for the three and nine months ended September 30, 2021, a decrease of $229 and increase of $2,465, respectively.

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

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $3,125, or 29.2%, to $7,571 for the three months ended September 30, 2022, compared to $10,696 for the three months ended September 30, 2021, and decreased by $1,073, or 3.9%, to $26,403 for the nine months ended September 30, 2022, compared to $27,476 for the nine months ended September 30, 2021. The decrease was mainly due a decrease in our digital marketing expenses, partially offset by an increase in stock-based compensation and payroll related expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2022 were $5,570 and $20,96 compared to $8,780 and $23,322 for the three and nine months ended September 30, 2021, a decrease of $3,210 and $2,356, respectively.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of our service offering, and other costs associated with sales and marketing activities, as well as trade show expenses, customer support expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $3,124, or 43.8%, to $3,999 for the three months ended September 30, 2022, compared to $7,123 for the three months ended September 30, 2021, and decreased by $5,412, or 28.7% to $13,453 for the nine months ended September 30, 2022, compared to $18,865 for the nine months ended September 30, 2021. This decrease was mainly due to decreases in stock-based compensation expenses during the three and nine months ended September 30, 2022. Our general and administrative expenses, excluding stock-based compensation, depreciation, acquisition related costs and earn-out remeasurement for the three and nine months ended September 30, 2022 were $2,170 and $7,099, compared to $1,873 and $6,124 for the three and nine months ended September 30, 2021, an increase of $297 and $975, respectively.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal fees, directors’ and officers’ insurance, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial (Income) Expenses, net

Our financial expenses, net for the three months ended September 30, 2022, were $1,059, representing an increase of $1,114, compared to financial income of $55 for the three months ended September 30, 2021. Our financial expenses, net for the nine months ended September 30, 2022, were $1,775, representing increase of $1,429, compared to financial expenses of $346 for the nine months ended September 30, 2021. The increase in our financial expenses was mainly due to cost related to obtaining the credit facility agreement dated June 9, 2022 and interest expense for the period from June 9, 2022 in the amount of $1,693 and due to revaluation of the long-term loan, the warrant liability and the financial commitment asset relating to our loan from OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Lender”), in the amount of $200.

Financial expenses, net primarily consists of credit facility interest expense, debt issuance costs, interest income from cash balances, bank charges, lease liability and foreign currency translation differences.

Net loss

Net loss decreased by $6,812, or 30.4%, to $15,632 for the three months ended September 30, 2022, compared to a net loss of $22,444 for the three months ended September 30, 2021, and decreased by $5,599, or 10.1%, to $49,576 for the nine months ended September 30, 2022, compared to a net loss of $55,175 for the nine months ended September 30, 2021. The decrease in net loss for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was mainly due to the increase in our gross profit and the decrease in our operating expenses.

The factors described above resulted in net loss attributable to common stockholders for the three and nine months ended September 30, 2022, amounted to $16,126 and $50,954, respectively, compared to net loss attributable to common stockholders of $22,932 and $56,695.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30,
	(in thousands)
	2022	2021	$ Change
Net Loss Reconciliation
Net loss - as reported	$(15,632)	$(22,444)	$6,812

Adjustments
Depreciation expense	89	69	20
Inventory step up amortization	—	462	(462)
Amortization of acquired technology and brand	1,136	1,290	(154)
Other financial expenses (income), net	1,059	(55)	1,114

EBITDA	(13,348)	(20,678)	7,330

Earn-out remeasurement	6	—	6
Stock-based compensation expenses	4,926	8,770	(3,844)

Non-GAAP adjusted loss	$(8,416)	$(11,908)	$3,492

	Nine Months Ended September 30,
	(in thousands)
	2022	2021	$ Change
Net Loss Reconciliation
Net loss - as reported	$(49,576)	$(55,175)	$5,599

Adjustments
Depreciation expense	243	202	41
Inventory step up amortization	—	985	(985)
Amortization of acquired technology and brand	3,224	2,396	828
Other financial expenses, net	1,775	346	1,429
Income Tax	1	—	1

EBITDA	(44,333)	(51,246)	6,913

Acquisition costs	—	880	(880)
Earn-out remeasurement	945	—	945
Stock-based compensation expenses	13,898	18,670	(4,772)

Non-GAAP adjusted loss	$(29,490)	$(31,696)	$2,206

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of September 30, 2022, we had approximately $57,081 in cash and cash equivalents compared to $35,808 on December 31, 2021.

We have experienced cumulative losses of $272,968 from inception (August 11, 2011) through September 30, 2022 and have a stockholders’ equity of $88,946 on September 30, 2022. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock, warrants to purchase shares of our common stock, the exercise of existing warrants and options, and credit facility, receiving aggregate net proceeds totaling $251,494 as of September 30, 2022.

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

On June 9, 2022 (the “Closing Date”), we entered into a credit agreement (the “Credit Agreement”) with the Lender. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million was made available on the Closing Date (the “Initial Commitment Amount”) and up to $25 million may be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount”). On the Closing Date, we closed on the Initial Commitment Amount, less certain fees and expenses. If, until the maturity date of the Loan Facility, our net revenue does not equal or exceed the applicable amount for such period as set in the Credit Agreement, then we shall repay in equal monthly installments the outstanding principal amount of the Loan Facility During the term of the Loan Facility, interest payable in cash by us shall accrue on any outstanding balance due. We will pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. We agreed to issue the Lender a warrant to purchase up to 226,586 shares of our common stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. In the event we are eligible to draw the Delayed Draw Commitment Amount, we agreed to issue the Lender an additional warrant, with a term of 7 years from the issuance date, to purchase up to 6% of the Delayed Draw Commitment Amount based on a 10 day volume weighted average price of our common stock with an exercise price equal to the Volume Weighted Average Price.

Management believes that the proceeds from the prior private placement and the Loan Facility and the funds we may draw down from the Sales Agreement, combined with our cash on hand are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, we have resolved to remove the going concern note from our financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offering.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2022	2021
	$	$
Cash used in operating activities:	(39,904,000)	(35,273,000)
Cash used in investing activities:	(514,000)	(7,690,000)
Cash provided by financing activities:	61,675,000	65,766,000
	21,257,000	22,803,000

Net cash used in operating activities

Net cash used in operating activities was $39,904 for the nine months ended September 30, 2022 an increase of 13.1% compared to $35,273 used in operations for the same period in 2021. Cash used in operations increased mainly due to the increase in our operating activities.

Net cash used in investing activities

Net cash used for investing activities was $514 for the nine months ended September 30, 2022, a decrease of $7,176 compared to $7,690 for the same period in 2021. Cash used for investing activities decreased mainly due to the reduction in acquisition activities compared to the payments made as part of the acquisition of Upright and PsyInnovations Inc. during the nine months ended September 30, 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $61,675 for the nine months ended September 30, 2022 compared to $65,766 net cash provided by financing activities during the same period in 2021.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report and in our Quarterly Report, which could materially affect our business, financial condition or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below.

Currently, our revenues are concentrated with two major customers, Sanofi, and a national health plan, and our revenues may decrease significantly if we were to lose our major customers.

Due to our limited operating history, we have a limited customer base and have depended on a major customer, Sanofi, for a significant portion of our revenue. On February 8, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”) with Sanofi. Pursuant to the Exclusive Agreement, we will provide a license to access and use certain Company data. As of September 30, 2022, our major customer accounted for 27.9% of our accounts receivable balance and, for the nine and three month periods ended September 30, 2022, Sanofi accounted for 34.7% and 19.7%, respectively, of our revenue in the relevant periods. If Sanofi were to terminate the Exclusive Agreement, or if we fail to adequately perform under the Exclusive Agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

In addition, in October 2021, we entered into a master services agreement with a national health plan, which provided for various projects that may be undertaken by us at the direction of the national health plan customer. As of September 30, 2022, the national health plan customer accounted for 39.3% of our accounts receivable balance and, for the nine and three month periods ended September 30, 2022, they accounted for 8.5% and 26.9%, respectively, of our revenue in the relevant periods. During these periods, these revenues were as a result of a specific project that we were assigned to complete for this particular customer. There is no guarantee that the national health plan customer will continue to assign us projects under the master services agreement in the future and we may not realize any significant revenues, if at all, if we are not assigned such projects. If we are unable to realize any additional revenues from our master services agreement with the national health plan customer, our revenue could decline, and our results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended September 30, 2022, we issued an aggregate of 8,941 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

In addition, on September 20, 2022, we entered into an exchange agreement with a certain preferred stockholder to exchange 885 shares of our Series A-1 Preferred Stock for 308,711 shares of our common stock.

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2022		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)