Form 10-K
period 2022-12-31
DarioHealth Corp.
filed 2023-03-09
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $131,540,173.

As of March 6, 2023, the registrant had outstanding 25,871,889 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our ability to meet the requirements of our existing debt facility;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners, including Sanofi U.S. Services Inc. (“Sanofi”);
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	the impact of the COVID-19 pandemic on our manufacturing, sales, business plan and the global economy;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

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

When used in this Annual Report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company,

PsyInnovations Inc., a Delaware company, and DarioHealth India Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica, and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Financial Position and Capital Requirements

●	Risks associated with our relatively new business;
●	our future capital needs and their potential impact on our existing stockholders;
●	our history of losses and stockholder’s inability to rely upon our historical operating performance;

Risks Related to Our Business

●	the acceptance of our products in the market and our exposure to market trends;
●	our risks of basing our business on the sale of our principal technology;
●	our reliance on manufacturers and distributors;
●	the impact of a failure of our digital marketing efforts;
●	our reliance on the Apple App Store and Google’s Android platform;
●	the risks associated with conducting business internationally;
●	potential errors in our business processes and product offerings;
●	our reliance on the performance of key members of our management team and our need to attract highly skilled personnel;
●	the integration of Upright and PsyInnovations into our business;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, geopolitical tensions or the outbreak of hostilities or war;

Risks Related to Product Development and Regulatory Approval

●	the expense and time required to obtain regulatory clearance of our products;
●	our limited clinical studies and the susceptibility to varying interpretations of such studies;
●	our ability to complete clinical trials;
●	the failure to comply with the FDA’s Quality System Regulation or any applicable state equivalent;
●	our reliance on third parties to conduct clinical trial work;
●	the impact of legislation and federal, state and foreign laws on our business, including protecting the confidentiality of patient health information;
●	the potential impact of product liability suits;

Risks Related to Our Intellectual Property

●	the risks relating to obtaining or maintaining our intellectual property;
●	potential litigation relating to the protection of our intellectual property;
●	our limited foreign intellectual property rights;
●	Our reliance on confidentiality agreements and the difficulty in enforcing such agreements;

Risks Related to Our Industry

●	the intense competition we face in the markets we operate;
●	our need to respond quickly to technological developments;
●	the risks relating to obtaining or maintaining our intellectual property;
●	the risks relating to third-party payors not providing for adequate coverage and reimbursement for our products;

Risks Related to Our Operations in Israel

●	the risks relating to the political, economic and military instability that may exist in Israel;
●	the potential for operations to be disrupted as a result of obligations of Israeli citizens to perform military service;
●	the difficulty in enforcing judgements against us or certain of our executive officers and directors;

Risks Related to the Ownership of Our Common Stock and Warrants

●	the ability for our officers, directors and founding stockholders to exert influence over our affairs;
●	the potential lack of liquidity, or volatility, of our common stock and warrants;
●	the impact of analysts not publishing research or reports about us;
●	the expense relating to our requirements as a U.S. public company;
●	the potential failure to maintain effective internal controls over financial reporting;
●	the existence of anti-takeover provisions in our charter documents and Delaware law; and
●	that we do not intend to pay dividends on our common stock.

PART I

Item 1.     Business

Dario is revolutionizing how people with chronic conditions manage their health through the innovation of a new category of digital health: Digital Therapeutics as a Service (“DTaaS”).  We believe that our innovative approach to digital therapeutics disrupts the traditional provider-centered system of healthcare delivery by offering user-centric care that is continuous, customized supportive of better overall health.  Our solutions combine the power of technologies and behavior science to make better health accessible, affordable, and easy for all by solving for what people need, when and where they want it, with hyper-personalized care that is always connected – to services, devices, and people – and delivered continuously. Our solutions are proven to drive savings for health plans and employers by improving the health of their populations.

Overview

We began as a direct-to-consumer digital therapeutics company, solving first for the problem of how to engage users and support behavior change to improve clinical outcomes in diabetes. Beginning in 2020, Dario enacted a strategic shift to transform the business model by deploying a business-to-business-to-consumer (“B2B2C”) approach, leveraging the strengths of our consumer solution platform to enable commercial growth opportunities in traditional health business channels by selling to health plans and employers.

At the same time, we expanded from a single-condition platform to a multi-condition platform, creating a robust suite of solutions to address the five most commonly co-occurring, behaviorally driven, and expensive chronic conditions, which are also representative of some of the most sought-after digital health solutions: diabetes, hypertension, pre-diabetes/weight management, musculoskeletal and behavioral health. After building weight loss and hypertension management into the legacy diabetes platform, we made three acquisitions in order to expand into musculoskeletal (“MSK”) and behavioral health (“BH”). In that regard, we acquired Upright Technologies Ltd. (“Upright”), PsyInnovations Inc. (“PsyInnovations”) and Physimax Technology assets to expand into the fields of MSK and BH . Our approach to integrating all solutions into one digital therapeutics platform follows the “best-of-suite” offering design principal which provides the user one place to monitor all identified chronic conditions and to deliver a seamless user experience for commonly co-occurring chronic conditions..

These two shifts led to the rapid expansion of our B2B2C business over the last two years and positioned the company for success in commercial markets. We continue to achieve key benchmarks as we rapidly scale our B2B2C model, including more than 100 total signed contracts as of today and the shift in our commercial pipeline where more than 50% of the contracts signed in the second half of 2022 are for multi-chronic solutions. We believe we have a unique and defensible position in the market thanks to our unique solution origin in consumer markets.

We continue to generate a significant number of clinical publications. In that regard, we the have published 38 real world data studies with total of 10 generated in 2022, and several more already planned for 2023.

Recent Developments

Integration of Dexcom CGM Data

We collaborated with Dexcom to integrate the data from its market-leading Continuous Glucose Monitoring (“CGMs)” technology, which uses a small, wearable sensor to continuously measure and send glucose levels to a receiver or smart device to enable better real-time decision making for people living with diabetes, into our multi-chronic condition platform. This partnership, signed in early 2023, enables the integration of data from Dexcom CGMs directly into our metabolic solution, making it easy for people using the wearable device to benefit from our highly personalized support.

Sanofi

Our 2022 agreement with Sanofi continues to evolve after the first year of our agreement across all three pillars of the agreement. First, our co-promotion efforts are yielding a healthy pipeline of health plans and Pharmacy Benefit Managers (“PBMs”), and we have several opportunities in or close to contracting. Second, our product development has yielded several new features currently in beta testing with our consumer membership. We expect that these features will be released more broadly to the market in the spring of 2023. Third and finally, we are preparing our first two research studies with Sanofi with the release of data expected in the summer of 2023.

Director and Officers

In January 2023, we announced that we executed a Termination of Employment and Separation with Dror Bacher, our prior Chief Operating Officer, pursuant to which Mr. Bacher’s position as Chief Operating Officer was terminated with immediate effect. We have retained Mr. Bacher as a member of our advisory board.

In February 2023, on the recommendation of the Nominating Committee of the Board of Directors, we expanded the Board by one seat and appointed Jon Kaplan as a member of the Board.

Market Landscape

The traditional healthcare industry is siloed and service-centric, and it is difficult for people to access care and support, while the healthcare experience itself remains cumbersome and disconnected. The future of health care is being shaped by digital health technologies that are rapidly becoming more important as access to traditional health care for the management of whole health becomes more difficult. As a direct-to-consumer pioneer, we presciently identified shifting healthcare consumer behaviors early and designed solutions with the intent of enabling users with easy-to-use technologies that support adoption and engagement.

Our members demanded ease of access and personalization, generally absent in health care but a standard in other consumer service experiences, and our unique approach significantly exceeds those expectations with excellent ratings from our members. Commercial digital health solutions currently perform poorly in this area, which leads to low engagement and weak outcomes.

As we expand our commercial business, we believe our consumer-centric solutions position us as a leader in digital health through a best-of-suite platform proven to deliver the experience people are demanding. This enables our service-oriented business model by delivering the engagement our clients demand and yields a stable form of revenue through an Annual Recurring Revenue (“ARR”) model.

Longer term, as the market for digital health solutions faces economic pressures, we believe our consumer origins arm has several natural advantages that will help propel our growth and cement our leadership position. First, we amassed a trove of billions of data points from our consumer engagement and dozens of clinical publications including multiyear studies with approximately 50,000 participants.

Second, we built what we believe is the best-in-market clinical platform built with a focus on the overlapping chronic health needs present in our user base. This shift from a single condition platform to a multi-condition platform enables our best-of-suite approach.

Two years post-shift from our business-to-consumer into a B2B2C business model, we believe that the financial impacts are validating our growth and DTaaS theses. Our pro-forma gross profit for the quarter ended December 31, 2022, excluding acquisition related amortizations, has improved to 50% of revenues in 2022 compared to 39% of revenues in 2021. In 2022, our commercial revenue exceeded our consumer revenue.

Competitive Strengths

 We believe that we are proving the value of our solutions as enterprise business sales continue to grow. With more than 100 signed contracts to date, we have solid evidence on the key differentiators that lead to new business opportunities: a consumer-friendly approach that drives engagement; deep integration capabilities; and best-in-class clinical outcomes.

Consumer Friendly Approach

Most digital health solutions are built to address the needs of a business and then sold directly to the business, bypassing the difficult step of achieving consumer buy-in with respect to the product. Our experience as a direct-to-consumer company now leverages those insights to drive B2B2C commercial growth by working with health plans, employers, and provider groups and providing them with a solution that their end users are more likely to utilize. Our current and potential customers recognize that consumer engagement insights are critical to success, and they are prioritizing solutions with more of a consumer-focused experience. We believe that impaired user engagement in competitor solutions could also drive enterprise customers to switch to us.

Deep Integration Capabilities

Our platform was designed with a flexible, open-framework that yields multi-faceted benefits for our members and partners including their clinical health and user experience. Our experience is a best of suite platform that leverages four points of integration to drive a connected, dynamic and adaptive user journey:

●	User data is being captured and integrated across the experience, driving a personalized member experience across applications.
●	User interface, including mobile applications, have been integrated to support a unified member experience.
●	Clinical integration informs recommendations across conditions.
●	This is all supported by a fully integrated coaching experience which provides one coach who supports the member across their entire journey.

The native integration of data across our solutions, providing a single view of a member data across all conditions and interactions, fuels our consumer-centric approach to engagement and leads to a more seamless user experience.

Our ability to allow integrations at the platform-level, easily allowing for the ingestion and exportation of data, also positions us as uniquely able to support the more connected healthcare experience that members and our partners increasingly demand. The recent integration of Dexcom CGM data into our platform is one example of the utility of our open-platform, positioning us as an attractive choice for clients and partners interested in building towards the future state of digital health.

Clinical Outcomes

We believe that we lead the digital therapeutic market in published outcomes with 38 studies across our suite of solutions, including the first clinical research demonstrating the positive impact of managing multiple chronic conditions with one digital health solution. Our ability to use large, real-world, longitudinal data-sets gives us a natural advantage in the scope and type of studies that can be conducted compared to competitors.

This capability enables one of the unique elements of our partnership with Sanofi, allowing our data to be consumed by a third party for independent analysis and eventual publication in a study in mid-2023.

Our Product Offering

Our user-centric software platform integrates digital therapeutics, coaching, professional human support and medical devices to drive superior clinical and financial outcomes. Our best-of-suite suite of offerings is modular, allowing for enterprise clients to purchase one or more of our chronic condition management solutions, while enjoying the same best-in-class experience supported by our behavior change journey engine so our partners can be confident in achieving sustainable outcomes and value. Our suite of digital offerings includes:

Dario Metabolic (“Dario Evolve”)

Our metabolic solutions are designed to address some of the most commonly co-occurring metabolic health needs - diabetes, pre-diabetes, hypertension, and weight management - through a combination of software, our smartphone-connected tools, interaction with live coaches, and real-time data analysis to help inform and educate users of the relationship between their behaviors and their health outcomes to drive changes that last.

Dario Musculoskeletal (“Dario Move”)

Our unique approach addresses the most common MSK conditions, including chronic pain, by dealing with the cause and empowers users to create behavioral change. Dario Move’s digital physical therapy programs and posture training help people improve strength and mobility by using a combination of software, wearable biofeedback sensors, and coaching to drive sustainable improvements in musculoskeletal health. The inclusion of posture training in the solution supports ongoing engagement in support of prevention and maintenance outside of an exercise therapy program.

Dario Behavioral Health (“Dario Elevate”)

Our behavioral health solution optimizes access to evidence-based care by using an AI-driven screener to triage users and connect them to the most appropriate support across a wide range of mental health needs, including our integrated digital tools and coaching, giving users a seamless path to proven mental health support.

Dario Full Suite (“Dario One”)

Our full suite of chronic condition management solutions offers the maximum benefit for our partners with a completely seamless and holistic approach to managing chronic conditions. In addition to a better unified member experience, our partners deploying Dario One enjoy several benefits from purchasing the entire suite of solutions: better overall health as evidenced by recent research published by us; the convenience and ease of a single vendor to manage; less strain on internal resources spread across several chronic condition management programs; and a more affordable program launches due to lower costs of implementation.

Dario’s Solution Main Components

Users vary significantly in their interests and preferences, and unique user preferences also vary over time with respect to the optimal timing, tone, content, channel, frequency, and interventions required to produce sustained behavior change. Users’ interactions with devices, smartphones, coaches, providers, and third-party solutions must be personalized along these axes to ensure optimal engagement, retention, and outcomes. Furthermore, to engage and sustain user interest and participation, and drive outcomes, platforms must be dynamically responsive. Due to a lack of responsiveness to these types of variances, most digital health platforms that achieve high initial engagement often fail to retain users over time.

Key to our ability to accommodate user behavioral changes is our mature AI-driven user journey engine. While several in-market solutions now integrate health signals across a range of categories to apply limited, nominal personalization, primarily in the form of nudges, our solution is informed by years of user experience data from over 250,000 users that joined our chronic-condition platform, enabling us to continually personalize and adapt user journeys themselves (and not just messages) over time. Our journey engine drives our multichannel targeted outreach and enrollment campaigns, informs specific recommendations around a range of categories such as diet, physical activity, self-care, coaching interventions, and provider engagement, and evolves in real time in response to the data exhaust from a user’s interaction with the care ecosystem.

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

Live Coaching

Live coaching is available as part of the Dario experience to give members a human point of contact for support and motivation, and also provide a level of accountability that is proven to help improve engagement and outcomes. As an integrated component of our suite of solutions, our professionally trained and certified health coaches serve as a personal support for each member throughout their journey across all solutions and are able to connect members with clinical experts when members need additional support. Our clinical coaches include Certified Diabetes Educators (“CDCES”), Registered Nurses, Pharmacists and Mental Health Clinicians who are able to assist members throughout their journey.

Dario User Devices

Our product offerings include integrated devices to capture relevant clinical and biofeedback data to support continuous, real-time monitoring of member health. Our native devices include:

●	All-in-one smart glucose meter
●	Bluetooth connected blood pressure cuff
●	Digital Scale
●	Biofeedback sensor device

Our Commercial Channels

We are focusing the go-forward business strategy around three key market opportunities: direct sales to employers and payers and partnerships with the ability to multiply our growth opportunities. We believe that our scalable business model selling digital therapeutics as a service through multi-year contracting relationships establishes a pipeline of ARR and has the potential to improve our gross margins over time.

Our software solutions are sold across a range of channels to create multiple growth engines and support rapid adoption across all segments of the market. Our integrated product suite is designed to address a common and growing sentiment from enterprise customers expressing frustration with the large number of condition-specific solutions, lack of transparency, lackluster results and poor member experiences.  Our integrated solution aligns with these key buyer pain points and is proven to deliver value to strategic partners through our differentiated approach in the market. Finally, our consumer-centric legacy remains a key component of our commercial strategy, bolstering our ongoing solution development by serving as an innovation laboratory for new services and product enhancements.

Health Plans: Although health plans represent the longest and most complex purchasing cycle across our client base, these contracts often represent sizeable opportunities as they typically offer much larger potential member populations. We currently have three live contracts with health plans, two are regional payers and one is a large national plan, with several additional plans in negotiation and contracting at present day.

Employers: Our most robust growth in 2022 came from the employer market, a key buyer to help demonstrate our ability to deliver results. Today, we have approximately 80 employer populations actively on our platform, and growth of our employer pipeline continues to grow and mature.

Partnerships: Strategic partnerships play a key role in helping to expand our reach across markets quickly and efficiently. Our consumer-centric platform, the rate at which we have evolved our product, added and integrated solutions and provided product improvements and ability to easily share data and support a multitude of integrations makes Dario an attractive choice of partner for many in the market. One such significant partnership agreement is our collaboration with Sanofi, a global leader in health care, a relationship that resulted after an extensive search determined we are uniquely capable of providing the robust data and analytics required by Sanofi. The multi-year, $30 million-dollar agreement, is helping to accelerate commercial adoption of our full suite of digital therapeutics through the promotion of our solutions in Sanofi’s sales channels and the collaborative development of new products. We also entered into partner agreements with several large employer benefits platforms such as Virgin Health Pulse in 2021, helping expand our reach within the employer market.

In addition to our partnership with Sanofi, Dario is actively pursuing distribution partnerships in both the payer and employer verticals. In 2022, we partnered with Solera to establish a payer channel through their large network of plans. We also entered into partnership agreements with several large platforms such as Virgin Health Pulse, Alliant Insurance Services, and Vitality Group, helping expand our reach within the employer market. Dario is actively pursuing new partnerships in both markets in 2023 to enhance our opportunities with a one-to-many approach.

Consumers: Our ability to engage members and improve health begins with our consumer-centric approach, and this audience remains key to our commercialization at the enterprise client level. Our direct-to-consumer channel continues to attract members to our platform and provides a neutral audience to test innovative product ideas, something traditional B2B companies are unable to do given limitations on commercial membership.  These insights inform both our AI-driven behavior change journey engine, helping continuously improve engagement and retention, and inform product design to ensure our solutions remain at the forefront of consumer expectations.

Sanofi U.S. Agreement

On February 28, 2022, we entered into an exclusive preferred partner, co-promotion, development and license agreement (the “Agreement”) with Sanofi for a term of five (5) years. Pursuant to the Agreement, we and Sanofi will co-promote certain of our products and services, including devices and accessories, and to develop new products and services based on insights derived from our data relating to the use of those devices and services. In addition, we granted Sanofi a license to access and use certain of our data, and Sanofi granted us a license under certain intellectual property of Sanofi for purpose of developing and promoting certain products and services for Sanofi in the United States.

Pursuant to the Agreement, in consideration of the preferred co-promotion and development rights granted by us, Sanofi agreed to pay us an aggregate amount of up to $30 million over the initial term of the Agreement, consisting of (i) an upfront payment, (ii) annual compensation for development costs per annual development plans to be agreed upon annually and (iii) certain contingent milestone payments upon meeting certain net sales and enrollment rate milestones at any time during the term of the Agreement. The Agreement also provides for us to make certain revenue sharing payments to Sanofi in a percentile beginning in the low double digits to low twentieth percentile of specified revenues upon qualifying sales through Sanofi introductions achieving a minimum revenue amount, and provided that the qualifying sales through Sanofi introductions remain above a specified percentage of total sales after year 3 of the agreement. Revenue sharing in the thirtieth percentile will apply with respect to new solutions or services developed under the agreement.

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

Dario reported an Average Reduction in Estimated HbA1C of 1.4% for High-Risk type 2 Diabetes Users.

We presented at the 77th ADA session a study that was titled “Reducing A1C Levels in Individuals with High-Risk Diabetes Using the Mobile Glucose Meter Technology.” In the study we reported an average reduction in estimated HbA1C of 1.4% for high-risk type 2 Diabetes users.

At the ADA 2018 session, Dario presented three real-world-data analysis studies, as detailed below.

Type 2 Diabetes Users of Dario Digital Diabetes Management System Experience a Shift from Greater than 180 mg/dL to Normal Glucose Levels with Sustainable Results

●	Reduction of 19.3% in high glucose readings within 12 months
●	Increase of 11.3% in in-range readings within 12 months

Method: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of all active Type 2 Diabetic (T2D) users that took measurements with DarioTM  Blood  Glucose Monitoring System (“BGMS”) on average of 20 measurements per month during 2017. The study assessed the ratio of all high blood glucose readings (180-400 mg/dL) and the ratio of all normal blood glucose readings (80-120 mg/dL) in their first month of use to their last month of use during 2017 as recorded in the database.

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

Methods: An exploratory data analysis study reviewed a population of high-risk active type 2 Diabetic users with initial 30 days glucose average above 180 mg/dL during a full calendar year. The study assessed the average blood glucose readings along a year of usage. The average of glucose readings was calculated per user in periods of 30 days intervals from 30-60 to 330-360 days and compared to the first 30 days as the starting point baseline of analysis.

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

Results: A group of 1248 Dario BGMS T2D active users (1.98 measurements per day on average during 6 months in a row) with BG avg >140mg/dL (eA1C>6.5) was evaluated. All 1248 (100%) reduced their BG avg along 6 months on average.

A group of 31% (387) achieved BG avg of <140 mg/dL (eA1C<6.5) following 3 months showing 19% reduction on average from baseline (132.38±13.36 vs.162.79±25.41 mg/dL and eA1C 6.24±0.46 vs 7.3±0.88) and sustained their glycemic control during a 6 month period (131.57±13.86 mg/dL and eA1C 6.21±0.48).

Subgroup analyses of 568 non-insulin users revealed that 40% (226) achieved a BG avg <140 mg/dL following 3 months (131.95±13.21 vs.161.67±24.18 mg/dL and eA1C 6.22±0.46 vs 7.26±0.84) and sustained for 6 months period (131.03±13.70 mg/dL and eA1C 6.19±0.47). Along the 6 months period, hypo events (<50mg/dL) per user per month on average remained stable.

In August 2019 another study was presented at the AADE 2019 in Atlanta. The study evaluated the “Impact of Digital Intervention on In-range Glucose Levels in Users with Diabetes.” The study results showed 6% improvement in average blood glucose levels over 3 months intervention program for a group of 162 users. A 39% increase in the in-range (80-130 mg/dL; <180mg/dL post-meal)  measurements was observed in a subgroup of 101 patients who started with average blood glucose levels of over 140mg/dL. In November 2019, another analysis was presented in Diabetes Technology conference ”The Effect of Digital Intervention on Glycemic Control in Users with Diabetes” looking on total in-range measurements ratio 70-180 mg/dL showing increase of 19% following 3 months on the Dario Engage platform.

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

In June 2020, we presented two clinical studies at the ADA Virtual conference. The presented data from these studies showed:

Estimated A1C Reduction in High-Risk Patients Over Two Years of Using a Digital Diabetes Management Platform

This study presented data indicated the potential for a digital diabetes management solution to effect and sustain glycemic control improvements and demonstrated long term reduction of blood glucose average (eA1c) and glycemic variability in type 2 diabetes over two years. The system assists users through a variety of mechanisms including behavior modification in diabetes self-management and in long-term routines for self-care.

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

Results: 368 high-risk, T2D active and engaged users for at least consecutive 2 years were identified and assessed for their risk-level and insulin usage. A group of 148 T2D, non-Insulin users that started with a blood glucose average (BG avg) >180 mg/dl (equivalent to eA1c>8.0) consistently reduced their BG avg by 18% on average and sustained these values (179±45 vs. 219±56 mg/dL) following 2 years on the Dario platform. Glycemic variability was reduced over two years by 20% on average (SD:45 vs. 56) . Substantial reductions were observed for higher risk groups (insulin and non-insulin treated). The subset that started with average BG levels > 212 mg/dL (eA1c >9.0) and average BG levels >240 mg/dL (eA1c>10) reduced their average BG by 22.5% and 25.7% respectively on average over two years. The equivalent reductions in eA1c were 1.95% and 2.42%.

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

Impact of Digital Management on Clinical Outcome in Patients with Chronic Conditions: Diabetes and Hypertension.

Hypertension: Increase in normal level % measurements from 6% to 12% while hypertension stage 2 measurements decreased from 53% to 45%. 70% of the users (243 out of 345) improved their blood pressure levels by 8.4 mmHg Systolic and 6.2 mmHg Diastolic, on average.

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

The Effect of a Digital Therapeutic Platform on Glycemic Control in Adults above Age 65 with Type 2 Diabetes.
This study showed reduction of 13% blood glucose average in age group ≥65 (N=298) at six months by 13% sustained for 12 months. and reduction of 38.1% in high readings ratio (>250 mg/dL) in the ≥65 age group at six months and by 41.5% at 12 months.

In Feb 2021 we published in the first time in a peer-reviewed journal “Journal of Medical Internet research (JMIR) Diabetes”, the article:

“Role of Digital Engagement in Diabetes Care Beyond Measurement: Retrospective Cohort Study”

This study sheds light on the source of the association between user engagement with a diabetes tracking app and the clinical condition, highlighting the importance of within-person changes versus between-person differences. Our findings underscore the need for and provide a basis for a personalized approach to digital health.

Method: This retrospective real-world analysis followed 998 people with type 2 diabetes who regularly tracked their blood glucose levels with the Dario digital therapeutics platform for chronic diseases. Subjects included “nontaggers” (users who rarely or never used app features to notice and track mealtime, food, exercise, mood, and location, n=585) and “taggers” (users who used these features, n=413) representing increased digital engagement. Within- and between-person variabilities in tagging behavior were disaggregated to reveal the association between tagging behavior and blood glucose levels. The associations between an individual’s tagging behavior in a given month and the monthly average blood glucose level in the following month were analyzed for quasicausal effects. A generalized mixed piecewise statistical framework was applied throughout.

Results: Analysis revealed significant improvement in the monthly average blood glucose level during the first 6 months (t=−10.01, P<.001), which was maintained during the following 6 months (t=−1.54, P=.12). Moreover, taggers demonstrated a significantly steeper improvement in the initial period relative to nontaggers (t=2.15, P=.03). Additional findings included a within-user quasicausal nonlinear link between tagging behavior and glucose control improvement with a 1-month lag. More specifically, increased tagging behavior in any given month resulted in a 43% improvement in glucose levels in the next month up to a person-specific average in tagging intensity (t=−11.02, P<.001). Above that within-person mean level of digital engagement, glucose levels remained stable but did not show additional improvement with increased tagging (t=0.82, P=.41). When assessed alongside within-person effects, between-person changes in tagging behavior were not associated with changes in monthly average glucose levels (t=1.30, P=.20).

In February 2021, we also presented two studies virtually in ATTD.

Impact of a Digital Intervention Engine on Diabetes Self-management

A digital diabetes platform has the potential to consistently interact with users, improve self-management and sustain among users who had not recently measured their blood glucose.

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

Impact of a Digital Therapeutic on Insulin Self-Management

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

In May 2021, a prospective pilot study was published in “Journal of Diabetes Science and Technology” the article:

“Digital Therapeutics for Type 2 Diabetes: Incorporating Coaching Support and Validating Digital Monitoring”

The study suggests that a diabetes digital platform with real-time feedback and access to coaching improved diabetes outcome measures such as HbA1c with a reduction in GV. Importantly, we provide clinical validation for digital self-monitoring to deliver personalized care for patients with T2DM. Future research should replicate our findings using a larger sample.

Method: In this study (ClinicalTrials.gov: NCT04057248), 12 participants with baseline HbA1c >8.5% were provided with Dario digital therapeutic platform (connected blood glucose meter, test strips, mobile app and access to live CDCES). At both study enrollment and completion, participants completed blood testing and a satisfaction report. During 3-month intervention, participants tracked their blood glucose levels through the app and were routinely contacted by CDCES. Clinical outcomes and self reported data before and after intervention were compared

Results:

●	Significant reduction in lab values such as HbA1c (2 points), Fasting Blood Glucose (18%) and Body Mass Index (BMI) (10%)
●	Statistically significant improvement in glucose variability (21%)
●	Significant improvement in self-reported evaluation in weight and glucose control satisfaction
●	Weekly engagement with CDCES predicted reduction of participants’ GV during the following week

In June 2021, two studies were presented in ADA:

Impact of Digital Intervention Tools on Engagement and Glycemic Outcomes

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

Results: A group of total 9794 users who had enrolled in a membership for 6 months or longer was evaluated. The digital engagement was improved. The ratio of measurements logged with context (fasting, pre-meal, post-meal, bedtime) was increased significantly by 56% in the first month following product modification on average (51.3%. vs. 32.8%) (P<0.001). Differences in the level of digital engagement remained stable over a 6 month period. The average number of days between measurements, i.e. “recency” decreased by 21% on average (2.71 vs. 3.45). Average ratios of high readings (180-400 mg/dL) were reduced by 12% on average over six months.

Users with high-risk type 2 diabetes using a digital therapeutic platform experience a change in blood glucose levels

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

In August 2021, we presented additional clinical study data at the ADCES meeting.

Efficacy of a tailored digital intervention tool targeting patients with clustered recurrent high glucose readings

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

Results: A significant difference of 19% vs. control group (N=3,609), 18% for the group with type 2 (N=2307) and 42% for the group with type 2 non-insulin, in the reduction in average monthly ratio of high readings (above 250 mg/dL) per total blood glucose measurements in the following month. The results indicate personalized communications are effectively influencing positive lifestyle behavior change

A group of 454 users experienced the cluster event in a 6-month period before the digital journey was activated and after. A significant difference was observed after the digital journey versus before the digital journey in the following month’s change in high readings ratio (-8% vs. +5%; P-value <0.03)

In February 2022, another article was published in “Journal of Medical Internet research (JMIR)”

“Blood Pressure Monitoring as a Digital Health Tool for Improving Diabetes Clinical Outcomes: Retrospective Real-world Study”

 The results of this study shed light on the association between BG and BP levels and on the role of BP self-monitoring in diabetes management. Our findings also underscore the need and provide a basis for a comprehensive approach to understanding the mechanism of BP regulation associated with BG.

Method: In this retrospective, real-world case-control study, we extracted the data of 269 people with type 2 diabetes (T2D) who tracked their BG levels using the Dario digital platform for a chronic condition. We analyzed the digital data of the users who, in addition to BG, monitored their BP using the same app (BP-monitoring [BPM] group, n=137) 6 months before and after starting their BP monitoring. Propensity score matching established a control group, no blood pressure monitoring (NBPM, n=132), matched on demographic and baseline clinical measures to the BPM group. A piecewise mixed model was used for analyzing the time trajectories of BG, BP, and their lagged association

Results: Analysis revealed a significant difference in BG time trajectories associated with BP monitoring in BPM and NBPM groups (t=–2.12, P=.03). The BPM group demonstrated BG reduction improvement in the monthly average BG levels during the first 6 months (t=–3.57, P<.001), while BG did not change for the NBPM group (t=0.39, P=.70). Both groups showed similarly stable BG time trajectories (B=0.98, t=1.16, P=.25) before starting the use of the BP-monitoring system. In addition, the BPM group showed a significant reduction in systolic (t=–6.42, P<.001) and diastolic (t=–4.80, P<.001) BP during the first 6 months of BP monitoring. Finally, BG levels were positively associated with systolic (B=0.24, t=2.77, P=.001) and diastolic (B=0.30, t=2.41, P=.02) BP.

In February 2022, we presented virtually in ATTD:

Impact of a digital therapeutic platform on weight loss and diabetes self-management

This observational study demonstrates the potential for digital platforms to durably improve diabetes and weight self-management among users with BMI of ≥30 kg/m2.

Methods: A retrospective study was performed on 715 Dario active members who started with a baseline BMI of ≥30 kg/m2 (51% male; 48% female; 80% with type 2 diabetes) and who recorded weight measurements for at least 12 months. Weight measurements and blood glucose readings were observed over 12 months.

Results: The total population of 715 users who participated in the study improved their weight level on average (p<0.05). Nearly two-thirds of the population improved their weight, with an average reduction of 7.4% (p<0.05) and an average reduction in BMI of 2.8 kg/m2 . Over 30 percent achieved weight loss of 5% or greater over 12 months. A subset of 237 engaged users who started with BMI of ≥35 kg/m2 achieved weight loss of 5% over 12 months (p<0.05). The subgroup of 108 users that started at high-risk blood glucose levels (average blood glucose >180 mg/dL) reduced their weight by 4.9%, average blood glucose by 16.1% and high readings ratio by 38% over 12 months (p<0.05).

In June 2022, three retrospective data analysis studies were presented in ADA:

Persons with high-risk diabetes, depression and stress using a Digital health platform experience improvement in glycemic management

The use of a multi-condition digital therapeutic platform may be associated with improved glucose management for persons with “high risk” glycemia who cope with depression and stress. The present study revealed that a digital multi-condition platform has the potential to enhance self-care behaviors among people with diabetes that suffer from stress and depression.

Methods: A retrospective data analysis on the DarioTM database of users who activated the mobile app during 2019-2021 and who self-reported stress and depression in the app questionnaire. Participants who took at least 5 measurements during their 1st and 12th months with Dario and who started with an average blood glucose >180 mg/dL were termed “high-risk”. A statistical analysis (T-test) was used to evaluate the differences in average blood glucose and high blood glucose (>180 mg/dL) readings ratio over a year.

Results: The high-risk group of 491 users significantly reduced their average blood glucose by 13% (204±60 vs. 234±55) (P<0.001). A subset of high-risk users with type 2 (N=379) was also evaluated and significantly reduced their average blood glucose by 14% (P<0.001) (201±66 vs. 233±53). Moreover, high glucose events ratio (>180 mg/dL) was significantly reduced from 72.6% to 55.8% over a full year of usage (P<0.001) (N=343).

Hypertension control among persons with diabetes using a self-management multicondition digital platform

A multi-condition digital therapeutic platform may promote behavioral modifications and result in sustainable improvements in both glycemic control and blood pressure levels. The study demonstrates an improvement in multiple chronic conditions (diabetes and hypertension) for people using one digital platform.

Method: A retrospective data evaluation was performed on the Dario data base. A population of active users who started with hypertension stage 1 (Systolic ≥130 mmHg or Diastolic ≥ 80mmHg) as their baseline since 2019 was identified. Blood glucose and blood pressure readings were assessed at first and sixth month of use. A subgroup of users who started at hypertension stage 2 was evaluated as well. A statistical analysis (T-test) was used to evaluate differences in Systolic and Diastolic pressures and average blood glucose.

Results:

●	For the 2554 users with diabetes and hypertension stage 1 and above, more than two thirds improved their systolic blood pressure by 13 mmHg (P<0.001; 144±14 to 131±13) and diastolic blood pressure by 8 mmHg (P<0.001; 91±12 to 83±10) over six months.
Additionally, a group of 38.7% (N=990) moved to a lower hypertensive stage (P<0.001) according to American Heart Association definitions.
●	The subset of 1367 users with stage 2 hypertension improved their systolic blood pressure from 150±12.4 to 141±15.2 mmHg on average and 43.9% (N=600) improved their blood pressure by more than 10 mmHg over six months (P<0.001).
●	The subgroup of 306 users who started at high-risk blood glucose levels significantly reduced their blood glucose average by 15% over 6 months (232.4±46 to 198±65 mg/dL) (P<0.001).

Blood Glucose Levels in High-Risk Type 2 Diabetes Users of a Digital Therapeutic Platform by Race/Ethnicity

Digital therapeutic platforms may promote behavior modification in high-risk patients with type 2 diabetes to create sustainable outcomes and allow the users to become more active participants in their chronic condition. The study revealed that the digital diabetes platform has the potential to enhance self-care behaviors across diverse populations.

Method: A retrospective data study was performed on the Dario database. A group of Dario digital therapeutic users with type 2 diabetes that was active during 2019-2021 and took at least three blood glucose measurements in the first and 12th months was evaluated. The group started with average blood glucose above 180 mg/dL in the first month and reported Ethnicity in the app: White, Latino, Black, or Asian. The baseline was defined as the first month’s average blood glucose. A statistical analysis (Wilcoxon and Kruskal – Wallis tests) was used to evaluate the difference between groups in their average blood glucose levels over a year.

Results:

●	A group of 1000 users was analyzed, male 483 (48%) and female 517 (52%). Average blood glucose was significantly reduced in all users and per ethnic group over a year: All users by 14% (230±58 vs. 197±47) (p<0.001); White by 14% (229±58 vs. 197±47) ) (p<0.001); Latino by 15% (237±59 vs. 202±48) (p<0.001); Black by 15% (230±63 vs. 196±48) (p<0.001) and Asian by 15% (229±55 vs.195±43) (p<0.005).
●	No difference between the groups was found at 12th month(P=0.751).

In August 2022 were presented a retrospective data analysis study in the ADCES.

Digital therapeutic platforms improve blood glucose management across rural/nonrural groups.

The study supports the hypothesis that digital diabetes platforms have the potential to enhance self-care behaviors across challenging population from varied socioeconomic statuses in high-risk patients with T2DM.

Methods: A retrospective data study was performed on the Dario database. A group of T2DM “high-risk” users started with an average blood glucose of 180 mg/dL and above in the first month (baseline), was evaluated. The group of Dario users were active at 2019-2021 and took at least six blood glucose measurements in the first, 6th and 12th months. Members residency was defined as rural or nonrural based on whether their community was eligible to apply for Rural Health Grants by the Federal Office of Rural Health Policy (“FORHP”) (10). Nonparametric tests were used to evaluate the differences in average blood glucose levels over a year.

Results:

●	A group of 1333 users was analyzed with demographic characteristics as follows: Nonrural 1157 (87%) and Rural 176 (13%).
●	The blood glucose average mg/dl was significantly reduced (Friedman tests) in all users and in each rural/nonrural group over a year: Nonrural reduced by 17% from T0 to T12 (228±59 vs. 190±47) (P<0.001); Rural reduced by 13% from T0 to T12 (224±60 vs. 196±51) (P<0.001).
●	No significant difference between Rural/Nonrural groups was found at first, 6th and 12th months periods (Kruskal-Wallis, P=0.235/0.163/0.142 respectively).

In August 2022, we published in the first-time two retrospective data analysis on behavioral health outcomes, Depression and Anxiety in the American Psychology Association (APA).

Effectiveness of a Digital Behavioral Health Solution for Depression Symptoms

This study provides preliminary insights into the effectiveness of a digital chronic condition platform to facilitate symptom reduction in individuals screened for depression.

●	Methods: A retrospective data evaluation study was performed on the Dario database. The Patient Health Questionnaire-9 (“PHQ-9”) was utilized to screen for depression severity and track progress over time. The current sample is based on individuals who used the Dario Behavioral Health platform between 2019-2021, and completed at least two PHQ-9 assessments, one at baseline and the second between baseline and 12 weeks of platform utilization. Scores were calculated based on PHQ-9 scoring guidelines. Users were stratified based on severity as minimal-mild (score 0-9), mild-moderate and severe-moderate (10-19), or Severe (>=20).

Results:

●	A group of 496 platform users (376 women, 108 men, 12 other) who completed two assessments of PHQ-9 was evaluated. The population included 269 users who started at minimal-mild severity and 227 who started at moderate or severe severity (175 moderate; 52 severe).The minimal-mild group mostly maintained at the same level of average PHQ-9 score post assessment. The moderate-severe group significantly improved their average PHQ-9 score (P<0.001).

●	A proportion of 72% of moderate-severe users showed improvement in their post PHQ-9 assessment and 38% of moderate-severe users reported scores in the minimal-mild range over the study period. Moreover, 44% of the moderate-severe population experienced a clinically significant score reduction (reduction of >5) in the full PHQ-9 over the study period. Out of 175 users who started at a moderate depression level, and 162 (93%) improved or maintained their level and out of 52 users who started at a severe depression level, 30 (58%) users reduced their level to moderate or minimal-mild.

Effectiveness of a Digital Behavioral Health Solution for Anxiety Symptoms

This study provides preliminary insights into the effectiveness of a digital chronic condition platform to facilitate symptom reduction in individuals screened for anxiety.

Methods: A retrospective data evaluation study was performed on the Dario database. The Generalized Anxiety Disorder Assessment (GAD-7) was utilized to screen for anxiety severity and track progress over time. The current sample is based on individuals who used the Dario Behavioral Health platform between 2019-2021, and completed at least two GAD-7 assessments, one at baseline and the second between baseline and 12 weeks of platform utilization. Scores were calculated based on GAD-7 scoring guidelines. Users were stratified based on severity as minimal-mild (score 0-9), moderate (10-14), or Severe (>=15).

      Results:

●	The group of 523 platform users who completed two assessments of GAD-7 was evaluated; 297 users had baseline scores in the minimal-mild range and 226 were moderate or severe. The severe group significantly improved their average GAD-7 score (P<0.001; paired t-test). A proportion of 68% from the severe users improved their score, and 42% of the severe users reported scores in minimal-mild range over the study period (P<0.001). Moreover, 40% of the severe population experienced a clinically significant score reduction (reduction of >5) in GAD-7 over the study period.
●	The minimal-mild group mostly maintained their levels and hence did not escalate to higher severity while using the care platform. Additionally, out of 100 users who started at a moderate anxiety level, 84 (84%) improved or maintained their level (P<0.001), and out of 126 users started at a severe anxiety level, 69 (55%) reduced their level to moderate or minimal-mild (P<0.001).

On September 2022, a retrospective data analysis study was published in “International Association for the Study of Pain” (IASP) large conference.

Pain level reduction mediated by perceived posture quality and training duration in patients using digital therapeutic biofeedback technology

The study sheds light on the nature of the linkage between posture biofeedback technology and pain reduction. Based on the findings of our mediation model constructed on a lagged association between training duration, perceived posture quality, and pain levels, we suggest that posture quality is a potential mechanism for posture training-related analgesia.

Method: A retrospective real-world study examined 981 users who used the Dario posture trainer. Training duration, defined as the time the device is worn (hours), was recorded. This study utilized the Dario posture trainer, Upright in Dario Health, a wearable postural biofeedback device.

Results: Posture biofeedback training duration was significantly associated with pain levels (B=-0.0002, p<0.001). Also, the training duration predicted the following week’s posture quality (B=0.0004, p<0.001) and in turn posture quality predicted the following week’s pain.

In December 2022, a first manuscript was published in a peer-reviewed journal on retrospective data analysis on UpRight posture biofeedback platform.

The two-stage therapeutic effect of posture biofeedback training on back pain and the associated mechanism: A retrospective cohort study

The study findings provided a better understanding of the therapeutic dynamic during digital biofeedback intervention targeting pain, modeling the associated two-stage process. Moreover, the study sheds light on the biofeedback mechanism and may assist in developing a better therapeutic approach targeting perceived posture quality.

Methods: This retrospective real-world evidence study followed 981 users who used the UpRight posture biofeedback platform. Piecewise mixed models were used for modeling the two-stage trajectory of pain levels, perceived posture quality, and weekly training duration following an 8-week biofeedback training. Also, the mediation effect of perceived posture quality on the analgesic effect of training duration was tested using Monte Carlo simulations based on lagged effect mixed models.

Results: The analysis revealed significant pain level reduction of 50% (p <.0001) and posture quality improvement (p <.0001) during the first 4 weeks of the training, maintaining similar pain levels and perceived posture quality during the next 4 weeks. In addition, weekly training duration demonstrated an increase during the first 3 weeks (p <.001) and decreased during the next 5 weeks (p <.001). Moreover, training duration predicted following-week perceived posture quality (p <.001) and in turn perceived posture quality predicted following-week pain (p <.001) (p = 0.30). Finally, perceived posture quality mediated the effect of weekly training duration on the pain levels in 2 weeks (p <.0001).

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

This patent was also submitted as EP application #19767795.8 on the 05/03/2019 and is currently pending

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

Competition

In recent years, a number of digitally supported solutions have emerged to manage diabetes and other chronic conditions. Competitors are developing new technologies rapidly and, in some cases, are also expanding to manage other chronic conditions. In this crowded field, our success is predicated on our flexibility to adapt to evolving customer requirements in digital health and superior execution in engagement, retention and clinical outcomes in a manner that delivers clear return on investment in required time-horizons and in complex, highly regulated business environments. We expect new entrants in the field and the emergence of novel technologies, as well as competition from larger technology platform players such as Amazon, Apple and Google. Dario’s competitors vary by intervention (devices, applications, coaching and analytics), by channel (health plan, pharma, provider, employer) and by condition (including, for example, diabetes, MSK, HTN, behavioral health and others). Certain of our competitors offer this integrated approach in varying degrees, including, among others, Hinge Health, Inc., Livongo Health Inc. (acquired by Teladoc Health Inc.), Omada Health, Inc., Vida Health, Inc. and Virta Health Corp. We believe that our competitors are comparatively disadvantaged along several axes:

●	Our competitors offer point solutions for a single condition (which model is unattractive to enterprise customers needing to manage multiple vendor relationships and who recognize that conditions frequently overlap in the same individual);
●	Our competitors fail to share member-level data or granular reporting with partners, which prevents these partners from leveraging their own assets to support care;
●	Competitor applications have limited or minimal levels of personalization, where communications (or “nudge”) from the application may be somewhat personalized, but actual user experiences are heavily templated, and not personalized or dynamic;
●	Competitor applications are supported only by short term outcome data, as compared to our studies which cover a 2-year period and offer 8 years of direct-to-consumer data;
●	Failure of any one of our competitors to successfully engage and retain a substantial portion of the base population, as few have the direct-to-consumer experience or data required, resulting in frustrated customers who cannot realize promised cost savings;
●	Customers of our competitors suffer an inadequate user experience, as evidenced by few app store reviews and low scores in Apple, Google and Amazon stores;
●	Our competitors offer medical device-oriented approaches with delayed product update cadences, rather than our more agile, software-driven approaches that push out new products every few weeks;

●	Our competitors have slowed their improvements in the area of clinical metrics (including, for example, blood pressure, HbA1c, and pain), which decreases the solution’s return on investment;
●	Our competitors often utilize cumbersome form factors and alternative connected devices, which are not easily portable or that otherwise require significant user effort for connectivity. By contrast, our diabetes solution, for example, utilizes lancets, strips and a dongle held in a lipstick-sized device that physically connects to a user’s phone and doesn’t require independent charging. As another example, our MSK device is small and easily attaches to body parts for convenient and easy use;
●	Our competitors’ applications experience limited interoperability and connectivity, such that they are unable to integrate with third party devices, electronic health records or partnered solutions; and
●	Our competitors have higher costs; our solutions are priced 30-50% lower than current comparable in-market solutions.

Employees

As of February 28, 2023, we had 241 full-time employees and 11 part-time employees. We have employment agreements with our five executive officers. See “Management – Employment Agreements.”

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

We currently have a credit facility in place with OrbiMed Royalty and Credit Opportunities III, LP, of which $25 million was made available in June 2022. However, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements and public offerings of common stock and have incurred losses in each year since inception including net losses of $62,193,000 and $76,761,000 in 2022 and 2021, respectively. Our accumulated deficit at December 31, 2022 was approximately $285,850,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario in additional European countries, and elsewhere and manufacture, market and sell Dario where approved. We may be unable to achieve any or all of these goals.

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

A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations and financial condition. A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. In addition, the COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility of financial markets. The COVID-19 pandemic may also impact our supply chain partners, including third-party manufacturers, logistics providers and other vendors. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and may continue to delay inventory orders and, in turn, it may delay the delivery of our products to customers. In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices, and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

Following the COVID-19 pandemic, many of our personnel continue to work remotely, it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

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

Our future performance depends to a large extent on the continued services of members of our current management including, in particular, Erez Raphael, our Chief Executive Officer and a member of our Board of Directors and Zvi Ben David, our Chief Financial Officer, Treasurer and Secretary, and Richard Anderson, our President and General Manager for North America. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations, and prospects.

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

We may not generate the expected benefits of our acquisition of Upright and PsyInnovations, and the integration of these businesses could disrupt our ongoing business, distract our management and increase our expenses.

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

We, our manufacturers and suppliers must, unless specifically exempt by regulation, follow the FDA’s Quality System Regulation (“QSR”) and are also subject to the regulations of foreign jurisdictions regarding the manufacturing process. If our affiliates, our manufacturers or suppliers are found to be in significant non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take enforcement actions against us and our manufacturers which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. Accordingly, our operating results could suffer.

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

Furthermore, the Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or conduct business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. Such proposed changes may also adversely affect the labor market in Israel or lead to political instability or civil unrest. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

As of the date of this Annual Report, our officers and directors collectively have a beneficial ownership interest of approximately 9.5% of our Company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company (“SRC”) and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We do not own any real property. Currently, we maintain offices at 8 HaTokhen St., Caesarea Industrial Park, 3088900, Israel. On September 8, 2016, we signed a lease agreement for these facilities for a period of 5 years commencing upon the completion of construction of the new office building. We moved into these offices during November 2017. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $19,140. In December 2017, we signed a lease agreement for our new U.S. headquarters facilities in New York, New York for a monthly rent and management services of approximately $6,557.

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

Record Holders

As of March 1, 2023, we had 375 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2022:

The following table provides information as of December 31, 2022, with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company’s  2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), and the Company’s other equity compensation arrangements.

		Number of securities
		to be issued upon	Weighted-average
		exercise of	exercise price of	Number of securities
		outstanding options,	outstanding options,	remaining available
Plan category	Forfeited shares (6)	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	119,905	1,918,566	$12.88	202,341
Equity compensation plans not approved by security holders (1)		523	$2,644.80	—
Equity compensation plans not approved by security holders (2)		213	$2,502.00	—
Equity compensation plans not approved by security holders (3)		135,000	$8.41	—
Equity compensation plans not approved by security holders (4)		50,000	$5.75	—
Equity compensation plans not approved by security holders (5)		20,000	$18.62
Total	119,905	2,124,302		202,341
(1)	In March 2013, our Board adopted a non-employee director’s remuneration policy.
(2)	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $2,502.00 vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten-year term.
(1)	In January 2020, our Board approved the grant of non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired President and General Manager for North

America. The options have an exercise price of $8.41 per share. 90,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. An additional 90,000 options are performance based, and vest over a three-year period. One third vest after one year and the balance vest over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. 22,500 options will commence vesting every calendar year for the next four years, commencing in 2021, and only if certain performance milestones were met in the immediately preceding year. 22,500 of these options have expired on each of January 1, 2021, January 1, 2022 and January 1, 2023 as the performance milestones were not met.
(2)	In March 2020, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Medical Officer. The options have an exercise price of $5.75 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.
(3)	In July 2021, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Special Vice President of Market Access. The options have an exercise price of $18.62 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term.
(4)	119,905 restricted shares of common stock issued to employees of the company were forfeited, as they were not vested upon certain employee departures.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. On March 26, 2018 and May 18, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 5,373,000. On October 7, 2018 and November 29, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 7,873,000. On September 3, 2019 and November 6, 2019, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 618,650 on a post reverse stock split basis. On December 26, 2019 and February 5, 2020, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,968,650. The 2012 Equity Incentive Plan expired on January 23, 2022. On September 2, 2020 and October 14, 2020, respectively, our Board of Directors and stockholders approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), reserving for issuance a pool of 900,000 shares of the Company’s common stock under the plan. On January 1, 2021 the number of shares of common stock available under the plan increased to 1,828,890 according to the terms thereof. On June 7, 2021 the number of shares of common stock available under the plan increased to 2,528,890 according to the terms thereof. On January 1, 2022 the number of shares of common stock available under the plan increased to 3,868,514 according to the terms thereof. On January 1, 2023 the number of shares of common stock available under the plan increased to 5,862,860 according to the terms thereof. As of March

3, 2023, there are 2,061,876 shares of Common Stock reserved for issuance thereunder. The Company’s officers and directors are among the persons eligible to receive awards under the 2020 Equity Incentive Plan in accordance with the terms and conditions thereunder.

The purpose of our 2020 Equity Incentive Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements The 2020 Equity Incentive Plan will be administered by the Compensation Committee of our Board of Directors or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right. The 2020 Equity Incentive Plan will each provide for the grant of (i) ”incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company. In addition, our Board of Directors has authorized the appointment of IBI Capital Compensation and Trusts (2004) Ltd. to act as a trustee for grants of options under the Israeli sub-plan to Israeli residents.

In connection with the administration of our 2020 Equity Incentive Plan, our Compensation Committee will:

●	determine which employees and other persons will be granted awards under our 2020 Equity Incentive Plan;
●	grant the awards to those selected to participate;
●	determine the exercise price for options; and
●	prescribe any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

Our Compensation Committee will: (i) interpret our 2020 Equity Incentive Plan; and (ii) make all other determinations and take all other action that may be necessary or advisable to implement and administer our 2020 Equity Incentive Plan.

The 2020 Equity Incentive Plan provides that in the event of a change of control event, the Compensation Committee or our Board of Directors shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board of Directors may amend our 2020 Equity Incentive Plan at any time. However, without stockholder approval, our 2020 Equity Incentive Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under such Equity Incentive Plan;
●	materially modify the requirements for eligibility for participation in such Equity Incentive Plan;
●	materially increase the benefits to participants provided by such Equity Incentive Plan; or
●	otherwise disqualify such Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2020 Equity Incentive Plan may not be impaired or affected by any amendment of such without the consent of the affected grantees.

Option Exercises

To date, no options have been exercised by our directors or officers.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2022, we issued an aggregate 41,025 shares of our common stock to certain of our service providers as compensation to them for services rendered.

In addition, in November and December 2022, 6,345 of various classes of our Series A Preferred Stock automatically converted into 2,130,322 shares of Common Stock after completing 36-month anniversary of each the series A. The conversion was including accumulative dividends payable available upon conversion of each Series A Preferred Stock.

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

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company (“LabStyle”) with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. We began our sales in the direct-to-consumer space, solving first for what we deemed the most difficult problems: how to engage users and support behavior change to improve clinical outcomes in diabetes. Our most developed AI tools leverage the direct-to-consumer experience from over 150,000 members to drive superior engagement and outcomes. In early 2020, we broadened our solutions to include other medical conditions in addition to diabetes, and to serve business customers who seek to improve the health of their stakeholders. Presently, we have deployed solutions for diabetes, hypertension, and pre-diabetes, musculoskeletal (“MSK”) and behavioral health, which conditions will also be powered by our AI-driven behavior change platform. We are currently delivering our solutions to providers, employers, health plans and pharmaceutical companies.

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

Through our Israeli subsidiary, Labstyle, and its subsidiary Upright, our plan of operations is to continue the development of our software and hardware offerings and related technology. During 2015, we successfully launched the Dario Smart Diabetes Management Solution according to plan and are currently expanding the launch to other jurisdictions. In 2016, we established our direct-to-consumer model in the U.S. to achieve higher and faster penetration into the market during the launch phase. We have invested in a robust digital marketing department with in-house platforms, experienced personnel and robust infrastructures to support expected growth of users and online subscribers in this market. During the third quarter of 2016 we expanded these efforts to include Australia as well. In 2017, we expanded our direct-to-consumer marketing efforts in the United Kingdom in cooperation with our local distributor and launched similar marketing efforts in Germany. In support of these goals, we intend to utilize our funds for the following activities:

●	ramp up of mass production, marketing and distribution and sales efforts related to the Dario Smart Diabetes Management Solution and the DarioEngage platform;
●	develop our customer support and telemarketing services in order to support the expect growth of our revenues and the increase of user, and service provider who will use our platform to better serve people with chronic conditions and improve their clinical outcome;
●	continued product and software development, and related activities (including costs associated with application development and data storage capabilities as well as any necessary design modifications to the various elements of the Dario Platform;
●	continued work on registration of our patents worldwide;
●	Regulatory and quality assurance matters;
●	professional fees associated with being a publicly reporting company; and
●	general and administrative matters.

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

On February 1, 2021, the Company, through Labstyle, has also agreed to enter into an employment agreement with Mr. Cohen, pursuant to which he will serve as General Manager of MSK. In consideration for Mr. Cohen’s duties, he will be entitled to (a) a monthly salary of NIS 63,000, (b) an annual bonus of up to four times his monthly salary, and (c) up to 220,980 shares of restricted stock of the Company, subject to meeting certain key performance metrics. See “Management – Employment Agreements.” On November 25, 2021, Mr. Oded Cohen was relieved from his role as General Manager of MSK and he was reassigned to serve as Senior Vice President of Strategy M&A and MSK of the Company.

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

We derive our revenue principally from:

Consumers revenue

We consider customer and distributers purchase orders to be the contracts with a customer. For each contract, we consider the promise to transfer tangible products and/or services, each of which are distinct, to be the identified performance obligations. In determining the transaction price, we evaluate whether the price is subject to rebates and adjustments to determine the net consideration to which we expect to receive. As our standard payment terms are less than one year, the contracts have no significant financing component. We allocate the transaction price to each distinct performance obligation based on their relative standalone selling price. Revenue from tangible products is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

Commercial revenue

We provide mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals including live clinical coaching, content, automated journeys, hardware, and life-style coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, we assess the type of services being provided and assesses the performance obligations in the contract. Revenue is recognized either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis. Our contracts consist of a fixed price that is based on the monthly number of members and clinical programs consumed by each member. The price is determined during contract negotiations with customers. Contracts typically have a duration of more than one year.

Certain of our contracts include client performance guarantees and a portion of the fees in those contracts are subject to performance-based metrics such as clinical outcomes or minimum member utilization rate. We include in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Refund to a customer that results from performance levels that were not met by the end of the measurement period are adjusted to the transaction price, and therefore estimated at the outset of the arrangement.

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

During the year ended December 31, 2022, total inventory write-downs expenses amounted to $88,000.

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

Results of Operations

Comparison of the Year Ended December 31, 2022 to Year Ended December 31, 2021

Revenues

Revenues for the year ended December 31, 2022 amounted to $27,656,000 compared to $20,513,000 during the year ended December 31, 2021. The increase in revenues for the year ended December 31, 2022, compared to the year ended December 31, 2021, is due to an increase in revenues from sales through our commercial channel.

Revenues generated during the year ended December 31, 2022 were derived mainly from the sale of services to our strategic partners and commercial customers located in the United States.

Cost of Revenues

During the years ended December 31, 2022 and 2021, we recorded costs related to revenues in the amount of $18,001,000 and $16,550,000, respectively. The increase in cost of revenues was in part due to higher costs related to amortization of acquired technology in the amount of $4,357,000 and $4,106,000 as a result of the acquisitions during 2021 and 2022.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the year ended December 31, 2022, amounted to $9,655,000 (34.9% of revenues) compared to $3,963,000 (19.3% of revenues) for the year ended December 31, 2021. The increase in gross profit as a percentage of revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021, is due to the increase in revenues derived from sales through our commercial channels. Gross profit for the year ended December 31, 2022, excluding amortization of acquired technology were $14,012 (50.7% of revenues) compared to $8,069 (39.3% of revenues) during the year ended December 31, 2021.

Research and Development Expenses

Our research and development expenses increased by $2,430,000 to $19,649,000 for the year ended December 31, 2022 compared to $17,219,000 for the year ended December 31, 2021. This increase was mainly due to the increase in our research and development activities during the year ended December 31, 2022. Our research and development expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2022, were $15,995,000 compared to $13,272,000 for the year ended December 31, 2021, an increase of $2,723,000. This increase is mainly as a result of an increase in salaries and software development expenses.

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

Sales and Marketing

Our sales and marketing expenses decreased by $9,383,000 to $30,323,000 for the year ended December 31, 2022 compared to $39,706,000 for the year ended December 31, 2021. This decrease was mainly due to the decreases in our digital marketing and payroll related expenses during the year ended December 31, 2022. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the year ended December 31, 2022 were $23,880,000 compared to $33,555,000 for the year ended December 31, 2021, a decrease of $9,675,000. This decrease was due to a decrease in our digital marketing, and payroll related expenses.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of our service offering, trade show expenses, customer support expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $7,039,000 to $16,493,000 for the year ended December 31, 2022 compared to $23,532,000 for the year ended December 31, 2021. The decrease was mainly due to a decrease in our stock-based compensation, investor relations and the costs related with the acquisitions performed during the year ended December 31, 2021. Our general and administrative expenses, excluding stock-based compensation, acquisition costs and depreciation, for the year ended December 31, 2022 were $9,803,000 compared to $8,150,000 for the year ended December 31, 2021, an increase of $1,653,000. This increase was due to an increase in payroll, insurance, consulting services, legal and accounting expenses and investor relations expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance income (expenses), net

Our finance expenses, net, increased by $5,144,000 to $5,379,000 for the year ended December 31, 2022 compared to $235,000 financing expenses for the year ended December 31, 2021. The changes in our financial expenses were mainly due to the long-term loan we have received.

Financial expenses, net mainly include bank charges, interest expenses, lease liability and foreign currency translation differences.

Income tax

Income tax expenses were $4,000 for the year ended December 31, 2022 as compared to $32,000 for the year ended December 31, 2021.

Net loss

Net loss for the year ended December 31, 2022 was $62,193,000. Net loss for the year ended December 31, 2021 was $76,761,000. The decrease from 2021 was mainly due to the increase in our gross profit and the decrease in our operating expenses.

Net operating loss carryforwards

As of December 31, 2022, we and WayForward had a U.S. federal net operating loss carryforward of approximately $53,511, of which $7,491 were generated from tax years 2011-2017 and can be carried forward and offset against taxable income, which expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). During 2018 - 2022, we generated additional $46,020,000 of net operating losses carryforwards which are not subject to the annual limitation described above.

Our Israeli subsidiary, Labstyle, have accumulated net operating losses for Israeli income tax purposes as of December 31, 2022 in the amount of approximately $150,228,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $63,836,000 and $78,766,000 for the year ended December 31, 2022 and 2021, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31,
	(in thousands)
	2022	2021	$ Change
Net Loss Reconciliation
Net loss - as reported	$(62,193)	$(76,761)	$14,568

Adjustments
Depreciation expense	356	282	74
Inventory step up amortization	—	1,140	(1,140)
Amortization of acquired technology and brand	4,481	3,035	1,446
Other financial expenses, net	5,379	235	5,144
Income Tax	4	32	(28)

EBITDA	(51,973)	(72,037)	20,064

Acquisition costs	—	880	(880)
Earn-out remeasurement	(497)	(503)	6
Stock-based compensation expenses	16,975	24,971	(7,996)

Non-GAAP adjusted loss	$(35,495)	$(46,689)	$11,194

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from equity offerings, implanting a debt facility and from cash flows from our operations. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, significant cash payments for interest on our loan facility and a requirement in our loan facility that we must maintain a minimum of $10 million in liquidity at all times to not be in default of the loan facility.  We have approved a plan, to improve our available cash balances, liquidity and cash flows generated from operations. In that regard, we are prepared to implement the following actions as required by business and market conditions: reducing non-essential expenses to conserve cash and improve our liquidity position, deferral and reprioritization of certain research and development programs that would involve reduced program spend and total compensation reductions for senior executives to strengthen liquidity and to preserve key research and development, commercial and functional roles. We believe that these plans alleviate the substantial doubt about the entity’s ability to continue as a going concern for at least twelve months from the date that the accompanying financial statements included elsewhere in this annual report were issued. Going concern matters are more fully discussed in Note 1e, Basis of Presentation and Summary of Significant Accounting Policies.

As of December 31, 2022, we had approximately $49,357,000 in cash and cash equivalents compared to $35,808,000 at December 31, 2021.

We have experienced cumulative losses of $285,850,000 from inception (August 11, 2011) through December 31, 2022 and have a stockholders’ equity of $79,999,000 at December 31, 2022. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $227,971,000 and a credit facility of $23,786,000 as of December 31, 2022.

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

On October 22, 2021, we entered into a Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cowen. Upon entering into the Sales Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on November 12, 2021. During the year ended December 31, 2022, we sold 73,037 shares of our common stock under the Sales Agreement for aggregate net proceeds of approximately $260,000.

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

On June 9, 2022, we entered into a Credit Agreement (the “Credit Agreement”), with OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million (the “Loan Facility”), of which $25 million was made available on the closing date (the “Initial Commitment Amount”) and up to $25 million will be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount”). On June 9, 2022, we closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender. All obligations under the Credit Agreement are guaranteed by all of our wholly owned subsidiaries other than Dario Health Services Private Limited. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our and each guarantor's assets. If, until the maturity date of the Loan Facility, our net revenue does not equal or exceed the applicable amount for such period as set forth in the Credit Agreement, then we shall repay in equal monthly installments the outstanding principal amount of the Loan Facility, together with a repayment premium and other fees. We shall repay amounts outstanding under the Loan Facility in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement, together with a repayment premium and other fees.

During the term of the Loan Facility, interest payable in cash by us shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the adjusted SOFR rate (which is the forward-looking term rate for a one-month tenor based on the secured overnight financing rate administered by the CME Group Benchmark Administration Limited) and (y) 0.50% plus, in either case, 9.50%. During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. We agreed to pay certain fees with respect to the Loan Facility, including an upfront fee, an unused fee on the undrawn portion of the Loan Facility, an administration fee, a repayment premium and an exit fee, as well as certain other fees and expenses of the Lender. We also agreed to issue the Lender, with respect to the Initial Commitment Amount only, a warrant (to purchase up to 226,586 shares of our common stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. The Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share. In the event we are eligible to draw the Delayed Draw Commitment Amount, we agreed to issue the Lender an additional warrant, with a term of 7 years from the issuance date, to purchase up to 6% of the Delayed Draw Commitment Amount based on a 10 day volume weighted average price of our common stock (the “Volume Weighted Average Price”) with an exercise price equal to the Volume Weighted Average Price.

Pursuant to the terms of the Credit Agreement, and based on our net revenues for the fiscal year ended December 31, 2022,  we started repayment of the outstanding principal amount of the Initial Commitment Amount of $25 million issued as part of the Loan Facility, together with a repayment premium and other fees in monthly installments of up to $518,500 beginning as of January 31, 2023, and continuing through the maturity date, or June 9, 2027.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2022	2021
	$	$
Cash used in operating activities:	(47,845,000)	(50,409,000)
Cash used in investing activities:	(573,000)	(8,134,000)
Cash provided by financing activities:	61,940,000	65,766,000
	13,522,000	7,223,000

Net cash used in operating activities

Net cash used in operating activities was $47,845,000 for the year ended December 31, 2022 compared to $50,409,000 used in operations for the same period in 2021. Cash used in operations increased mainly due to the decrease in our marketing activities.

Net cash used in investing activities

Net cash used for investing activities was $573,000 for the year ended December 31, 2022 compared to cash used in investing activities of $8,134,000 for the year ended December 31, 2021. Cash used in investing activities decreased mainly due to the lack of acquisition related cash required in 2022 compared to 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $61,940,000 for the year ended December 31, 2022 compared to $65,766,000 for the year ended December 31, 2021. During the year ended December 31, 2022, we raised net proceeds in an amount of approximately $38,288,000 through our March 2022 offering and a net proceeds in an amount of approximately $23,786,000 through our June 2022 Credit Agreement.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2022 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period
	(In U.S. dollars thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	Over 4 years
Operating Lease Obligations	$1,204	$690	$514	$—
Purchasing Obligations	8,551	8,551	—	—

Total contractual cash obligations	$9,756	$9,241	$514	$—

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2022, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

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

Name	Age	Position(s)
Erez Raphael	49	Chief Executive Officer and Director
Zvi Ben David	62	Chief Financial Officer, Treasurer and Secretary
Richard Anderson	53	President
Yoav Shaked	51	Chairman of the Board of Directors
Dennis Matheis	62	Director
Hila Karah	54	Director
Dennis M. McGrath	66	Director
Jon Kaplan	55	Director
Adam Stern	58	Director

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

Richard Anderson has served as our President since August 10 2022, and was previously our President and General Manager of North America from January 7, 2020 until August 10, 2022. From November 2003 to December 2019, Mr. Anderson worked for Catasys, Inc. (Nasdaq: CATS), where he served as President and Chief Operating Officer from July 2008 to December 2019, and as a member of its board of directors from November 2003 to July 2019. Prior to Catasys, Inc., Mr. Anderson served as Senior Executive Vice President of Hythiam, Inc., a predecessor company of Catasys, Inc., from 2005 to 2008. From 1999 to 2005, he also served as Chief Financial Officer and Secretary of Clearant, Inc., a

biotechnology company. Prior to Clearant, from 1999 to 2001, he served as the Chief Financial Officer and Managing Director of Intellect Capital Group, a venture consulting firm. Earlier in his career, Mr. Anderson was a Senior Manager/Director for PricewaterhouseCoopers. Mr. Anderson holds a B.A. in Business Economics from the University of California at Santa Barbara.

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

Dennis Matheis has been a director of our company since July 2, 2020. Mr. Matheis spent nearly 30 years in various senior leadership roles in health insurance and healthcare. Since September 2022 he serves as the President and Chief Executive Officer of Sentara Healthcare, Inc.  Prior to that, he served for 5 years as the President of Optima Health, Inc. and spent 13 years in leadership roles at Anthem, Inc., serving as President of Central Region and Exchanges encompassing six states and representing $12 billion in annual revenue. Mr. Matheis also served in senior leadership roles at Anthem Blue Cross and Blue Shield of Missouri, CIGNA Healthcare and Humana Health Plan, as well as Advocate Health Care in Chicago. Mr. Matheis has a B.S. in Accounting from the University of Kentucky and practiced as a Certified Public Accountant before entering the healthcare industry. We believe that Mr. Matheis is qualified to serve on our Board of Directors because of his experience in the healthcare business.

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

Dennis M. McGrath has been a director of our company since November 12, 2013. Mr. McGrath is a seasoned medical device industry executive with extensive public company leadership experience possessing a broad range of skills in corporate finance, business development, corporate strategy, operations, and administration. After an 18 year career at PhotoMedex, Inc. (Nasdaq: PHMD), he recently joined PAVmed, Inc (Nasdaq: PAVM, PAVMW) as its Executive Vice President and Chief Financial Officer. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc. in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition to serving as a director of PhotoMedex, he serves as the audit chair and a director of several medical device companies, including Noninvasive Medical Technologies, Inc. and Cagent Vascular, LLC, and as an advisor to the board of an orphan drug company, Palvella Therapeutics, LLC. Formerly from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University. We believe Mr. McGrath is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies.

Jon Kaplan has been a director of our company since February 2023. Mr. Kaplan, has extensive business experience consulting and advising healthcare companies. From September 2018 until July 2020, Mr. Kaplan served on the Board of Directors, and the audit committee, of Quorum Health Corporation. Since 2007, he has served as a Senior Partner and Managing Director of the Boston Consulting Group, Inc., or BCG, a privately-held company focused on providing management consulting services, where he recently served on BCG’s global leadership council and as the practice leader of BCG’s healthcare services. Mr. Kaplan, previously served in advisory board roles at digital health leaders Livongo, Transcarent, Circulation, and Picwell. Prior to BCG, Mr. Kaplan held senior roles at Accenture, Pricewaterhousecooper and Ernst & Young. Mr. Kaplan received a M.B.A. from the Kellogg Graduate School of Management at Northwestern University, a Masters of Public Health from the University of Pittsburgh and a B.A. in Economics from Cornell University. Mr. Kaplan is qualified to serve on our Board of Directors because of his experience in consulting and advising healthcare companies.

Adam Stern has been a director of our company since March 1, 2020. Mr. Stern, has been the head Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012 and was a member of our board of directors between October 2011 and May 2014. Prior to Aegis, from 1997 to November 2012, he was with Spencer Trask Ventures, Inc., most recently as a Senior Managing Director, where he managed the structured finance group focusing primarily on the technology and life science sectors. Mr. Stern held increasingly responsible positions from 1989 to 1997 with Josephthal & Co., Inc., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing. He has been a FINRA licensed securities broker since 1987 and a General Securities Principal since 1991. Mr. Stern is a director of Aerami Therapeutics Holdings (formerly Dance Biopharm, Inc.), Matinas BioPharma Holdings, Inc. Adgero Biopharmaceuticals Holdings and Hydrofarm Holdings Group, Inc. Mr. Stern is a former director of InVivo Therapeutics Holdings Corp. (OTCQB: NVIV), Organovo Holdings, Inc. (NYSE MKT: ONVO) and PROLOR Biotech Ltd., which was sold to Opko Health, Inc. (NYSE: OPK) for approximately $600 million in 2013. Mr. Stern holds a Bachelor of Arts degree with honors from The University of South Florida in Tampa. We believe Mr. Stern is qualified to serve on our Board of Directors because of his experience in the capital markets, his experiences serving as a director of public and private companies and his experience with life sciences companies.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Shaked, McGrath and Matheis, each of whom is an independent director. Mr. McGrath is the Chairman of the Audit Committee. Mr. McGrath is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Messers. Matheis and Shaked. Mr. Matheis is the Chairman of the Nominating and Corporate Governance Committee.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that, Messrs. Shaked, Matheis McGrath and Kaplan, and Ms. Karah are “independent directors” as defined in the Nasdaq Listing Rules and Rule 10A-3 promulgated under the Exchange Act.

Code of Ethics

On March 5, 2013, our Board of Directors adopted a Code of Business Conduct and Ethics and Insider Trading Policy which applies to all insiders including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics is available on our website at www.mydario.com under the Investors/Governance section. The information on our website is not incorporated by reference into this Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the website address specified above.

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

Item 11.    Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2022 and 2021.

Summary Compensation Table

								Option		Non-equity	Non-qualified	All Other
Name and								Awards		incentive plan	incentive plan	Compensation		Total
Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		($)**		compensation	compensation	($)		($)
Erez Raphael	2022	$489,848	(1)	$306,263	(2)	$1,977,250	(3)	$—		—	—	$182,651	(4)	$2,956,012
(Chief Executive Officer)	2021	$460,787	(1)	$345,906	(2)	$7,450,399	(3)	$—		—	—	$179,475	(4)	$8,436,567

Zvi Ben David	2022	$268,022	(5)	87,504	(6)	$683,050	(7)	$—		—	—	$73,522	(8)	$1,112,098
(Chief Financial Officer)	2021	$248,026	(5)	118,596		$2,020,474	(7)	$—		—	—	$70,988	(8)	$2,458,084

Dror Bacher	2022	$251,314	(9)	$87,504	(10)	$683,050	(11)	$—		—	—	$81,565	(12)	$1,103,433
(Chief Operating Officer) (20)	2021	$226,060	(9)	$118,596	(10)	$1,827,964	(11)	$—		—	—	$84,559	(12)	$2,257,179

Richard Anderson	2022	$689,955	(13)	250,000	(14)		$(15)	$732,510	(16)	—	—	$58,467	(17)	$1,730,932
(President)	2021	$335,000	(13)	212,500	(14)	$1,960,853	(15)	$1,244,726	(16)	—	—	$35,172	(17)	$3,788,251
*

Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2022 and December 31, 2021, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation,” or ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016, his monthly salary was increased to NIS 80,000 (approximately $23,687 per month). On June 1, 2018, his monthly salary was increased to NIS 134,167 (approximately $39,725) and on April 1, 2021 his monthly salary was increased to NIS 137,466 (approximately $40,702 per month). During 2021 and 2022, Mr. Raphael agreed to a waiver of 9.4% and 0% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(2)	On March 2021, Mr. Raphael was paid a bonus of $345,906 for his performance during 2020. On March 2022, Mr. Raphael was paid a bonus of $306,263 for his performance during 2021.

(3)	On January 19, 2021, Mr. Raphael was granted 2,268 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2021. On May 3, 2021, Mr. Raphael was granted 673 shares of our common stock under our 2020 Equity Incentive plan against waiver of cash salary for the period from April to June 2021. On July 18, 2021, Mr. Raphael was granted 688 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2021. On October 10, 2021, Mr. Raphael was granted 695 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2021. On January 19, 2021, Mr. Raphael was granted 413,158 restricted shares of our common stock under our 2020 Equity Incentive Plan.

On May 18, 2022, Mr. Raphael was granted 275,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $9,238) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $11,457 per month, commencing April 1, 2016, his monthly salary was updated to NIS 60,000 (approximately $17,765). Commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $19,897), and commencing April 1, 2021, his monthly salary was updated to NIS 74,620 (approximately $22,094). During 2021 and 2022, Mr. Ben David agreed to a waiver of 9.3% and 0% of his cash salary according to our salary program (see further details in “Employment and Related Agreements” below).
(6)	In March 2021, Mr. Ben David was paid a bonus of $118,596 for his performance during 2020. In March 2022, Mr. Ben David was paid a bonus of $87,504 for his performance during 2021.
(7)	On January 19, 2021, Mr. Ben David was granted 1,152 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2021. On May 3, 2021, Mr. Ben David was granted 357 shares of our common stock under our 2020 Equity Incentive plan against waiver of cash salary for the period from April to June 2021. On July 18, 2021, Mr. Ben David was granted 365 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2021. On October 10, 2021 Mr. Ben David was granted 369 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2021. On January 19, 2021, Mr. Ben David was granted 111,228 restricted shares of our common stock under our 2020 Equity Incentive Plan.

On May 18, 2022, Mr. Ben David was granted 95,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(8)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(9)	In accordance with his second amendment to the employment agreement with our company effective April 2016, Mr. Bacher was entitled to a monthly salary of NIS 48,000 (approximately $14,815 per month), commencing July 1, 2017, Mr. Dror was appointed as our Chief Operating Officer and his monthly salary was increased to NIS 55,000 (approximately $16,975 per month). Commencing June 1, 2018 his monthly salary was increased to NIS 61,490 (approximately $18,978 per month), and. commencing April 1, 2021 his monthly salary was increased to NIS 68,910 (approximately $21,269 per month). During 2020 and 2021, Mr. Bacher agreed to a waiver of 10.6% and 9.6% of his cash salary respectively, according to our salary program (see further details in “Employment and Related Agreements” below).

(10)	In March 2021, Mr. Bacher was paid a bonus of $118,596 for his performance during 2020. In March 2022, Mr. Bacher was paid a bonus of $87,504 for his performance during 2021.
(11)	On January 19, 2021, Mr. Bacher was granted 1,039 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from January to March 2021. On May 3, 2021, Mr. Bacher was granted 346 shares of our common stock under our 2020 Equity Incentive plan against waiver of cash salary for the period from April to June 2021. On July 18, 2021, Mr. Bacher was granted 353 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from July to September 2021. On October 10, 2021, Mr. Bacher was granted 357 shares of our common stock under our 2012 Equity Incentive plan against waiver of cash salary for the period from October to December 2021. On January 19, 2021, Mr. Bacher was granted 100,580 restricted shares of our common stock under our 2020 Equity Incentive Plan. On May 18, 2022, Mr. Bacher was granted 95,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(12)	In addition to his salary, Mr. Bacher is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(13)	In accordance with his employment agreement, effective in January 2020, Mr. Anderson was entitled to a monthly salary of $27,916.67. As of April 2022, Mr. Anderson is entitled to a monthly salary of $33,333.33.
(14)	In March 2021, Mr. Anderson was paid a bonus of $212,500 for his performance during 2020. In April 2022, Mr. Anderson was paid a bonus of $250,000 for his performance during 2021.
(15)	On January 19, 2021, Mr. Anderson was granted 91,652 restricted shares of our common stock under our 2020 Equity Incentive Plan, and on July 18, 2021, Mr. Anderson was granted 20,000 restricted shares of our common stock under our 2020 Equity Incentive Plan following the closing of the acquisition of wayForward. In June 2022 17,957 of the vested shares were redeemed by the Company for aggregate proceeds of $170.275, to satisfy certain withholding tax obligations ox existing vested restricted stock awards. The redemption of the securities was approved by the Compensation Committee of the issuer and was exempt pursuant to Rule 16b-3.
(16)	On January 19, 2021, Mr. Anderson was granted 91,652 options to purchase shares of our common stock under our 2020 Equity Incentive Plan, at an exercise price of $17.89 per share.

On May 18, 2022, Mr. Anderson was granted 135,000 options to purchase shares of our common stock under our 2020 Equity Incentive Plan, at an exercise price of $7.19 per share.

(17)	In addition to his salary, Mr. Anderson is entitled to participate in any and other benefit plans and programs that the Company may offer to its employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”
(18)	On January 23, 2023, we executed a Termination of Employment and Separation Agreement with Mr. Bacher, pursuant to which Mr. Bacher’s position as Chief Operating Officer was terminated with immediate effect.

All compensation awarded to our executive officers was independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and a Member of the Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 137,466 (approximately $40,702 per month). During 2021 and 2022, Mr. Raphael agreed to a waiver of 9.4% and 0% of his cash salary according to our salary program pursuant to which Mr. Raphael received compensation shares of restricted common stock as consideration for cash salary waived.

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

On April 7, 2021, the Compensation Committee of our Board of Directors approved an increase of Mr. Raphael’s annual salary by $12,000 in the aggregate and increased his target bonus to 75% of his annual base salary.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $9,238) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $11,547). Commencing April 1, 2016, Mr. Ben David’s Salary was updated to NIS 60,000 (approximately $17,765) per month. Commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $19,897), and commencing April 1, 2021, his monthly salary was updated to NIS 74,620 (approximately $22,094). During 2021 and 2022, Mr. Ben David agreed to a waiver of 9.3% and 0% respectively of his cash salary according to our salary program pursuant to which Mr. Ben David received compensation shares of restricted common stock as consideration for cash salary waived.

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

On April 7, 2021, the Compensation Committee of our Board of Directors approved an increase of Mr. Ben-David’s annual salary by $27,000 in the aggregate and increased his target bonus to 40% of his annual base salary.

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

On April 7, 2021, the Compensation Committee of our Board of Directors approved an increase of Mr. Bacher’s annual salary by $27,000 in the aggregate and increased his target bonus to 40% of his annual base salary.

On January 23, 2023, we executed a Termination of Employment and Separation Agreement with Mr. Bacher, pursuant to which Mr. Bacher’s position as Chief Operating Officer was terminated with immediate effect.

Pursuant to the terms of the Separation Agreement, we agreed to retain Mr. Bacher as a member of our advisory board. We also agreed to pay Mr. Bacher, in lieu of his notice period and accrued vacation, a reduced monthly salary of 42,137 NIS ($12,504) for the period from February 1, 2023 through May 31, 2025. In addition, we agreed, subject to the approval of our Compensation Committee, to issue Mr. Bacher 75,000 shares of restricted stock which shall vest on a quarterly basis from the date of grant through December 31, 2024.

Richard Anderson, President and General Manager of North America – On January 7, 2020, we appointed Mr. Anderson as our President and General Manager of North America. In connection with Mr. Anderson’s appointment, the Company agreed to pay Mr. Anderson an annual base salary of $335,000. Mr. Anderson shall also be subject to a six-month non-competition and one-year non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Anderson will also be entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. On April 1, 2022 Mr. Anderson’s base salary was increased to $400,000. In addition, Mr. Anderson will be entitled to receive an annual incentive bonus of up to $250,000, subject to certain milestones and performance targets. In addition, and in conjunction with his appointment as President and General Manager of North America, the Company agreed to issue Mr. Anderson a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting. Mr. Anderson was also issued a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting and the achievement of certain business revenue targets. In that regard, Mr. Anderson’s option will vest as follows: (i) 22,500 shares shall vest following fiscal year 2020 if our business-to-business revenues reach or exceed $6 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2020 will reach at least $11 million in the aggregate; (ii) 22,500 shares shall vest following fiscal year 2021 if our business-to-business revenues reach or exceed $15 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2021 will reach at least $19.5 million in the aggregate; (iii) 22,500 shares shall vest following fiscal year 2022 if our business-to-business revenues reach or exceed $40 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2022 will reach at least $38 million in the aggregate; and (iv) 22,500 shares shall vest following fiscal year 2023 if our business-to-business revenues reach or exceed $80 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2023 will reach at least $62 million in the aggregate. The performance options for 2020, 2021 and 2022 did not vest and have expired.

On October 16, 2020, the Compensation Committee of our Board of Directors approved the issuance to Mr. Anderson of 5,182 shares of our Common Stock under our 2012 Equity Incentive Plan. Such shares were issued in lieu of the waiver of $23,333 of salary otherwise payable to Mr. Anderson from April to July 2020.

On June 8, 2022, the Compensation Committee authorized the Company to redeem 17,957 shares of restricted stock held by Mr. Anderson, in compliance with Rule 16b-3 promulgated by the SEC. The redemption is part of previously granted 91,652 and 20,000 shares of restricted stock granted in January and July 2021, in exchange for the aggregate redemption price equal to the withholding tax obligation in the amount of $170,000.

Outstanding Equity Awards at December 31, 2022

				Equity
				incentive
				plan awards:
	Number of	Number of		Number of
	securities	securities		securities
	underlying	underlying		underlying
	unexercised	unexercised		unexercised	Option	Option
	options (#)	options (#)		unearned	exercise	expiration
Name	exercisable	unexercisable		options (#)	price ($)	date
Erez Raphael	101	—		—	$2,430	March 14, 2023
(Chief Executive Officer)	12	—		—	$5,400	June 5, 2023
	167	—		—	$4,806	August 28, 2023
	45	—		—	$3,330	January 6, 2024
	234	—		—	$1,764	July 6, 2024
	7,159	—		—	$64.04	January 30, 2023

Zvi Ben David	1,592	—		—	$64.04	January 30, 2023
(Chief Financial Officer, Secretary and Treasurer)	25,509	2,318	(1)		$7.736	February 12, 2026

Dror Bacher	67	—		—	$3,330	January 6, 2024
(Chief Operating Officer)	67	—		—	$1,764	July 6, 2024
	1,375	—		—	$64.04	January 30, 2023
	500	—		—	$49.20	July 25, 2023
	26,276	2,388	(1)		$7.736	February 12, 2026

Richard Anderson	82,500	7,500	(2)		$8.41	January 30, 2026
(President and General Manager of North America)	53,465	38,187	(1)		$17.89	January 19, 2031
	22,500	112,500	(1)		$7.19	May 18, 2032

Total Option Shares	221,569	162,893			$
(1)	Vests in 12 equal quarterly installments over a three-year period.
(2)	Vests in 3 equal annual installments over a three-year period.

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. Shaked, Matheis, McGrath, Prof. Stone (till his pass away on May 30, 2022) and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $50,000 per year, to be paid quarterly in arrears and (ii) $20,000 for Board committee service, to be paid quarterly in arrears.

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

On May 18, 2022, the Compensation Committee of our Board of Directors approved the following issuances, each was done under our 2020 Equity Incentive Plan: (i) 60,000 restricted shares of our common stock to Mr. Shaked; (ii) 80,000 restricted shares of our common stock to Ms. Karah; (iii) 17,620 restricted shares of our common stock to Mr. Matheis; (iv) 55,000 restricted shares of our common stock to each of Mr. Stern and Mr. McGrath; and (v) 35,000 options to purchase shares of our common stock with an exercise price of $7.19 per share, to each of Prof. Stone and Mr. Matheis.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2022:

		Fees Paid						Non-
		or					Non-equity	qualified
Name and		Earned in			Option		incentive	deferred	All other
Principal		Cash	Stock		Awards		plan	compensation	compensation
Position	Year	($)	Awards		($)*		compensation	earnings	($)	Total ($)
Dennis McGrath	2022	$70,000	$395,450	(1)	$—	(2)	$—	$—	$—	$465,450

Prof. Richard B. Stone **	2022	$17,500	$—	(3)	$189,910	(4)	$—	$—	$—	$207,410

Dennis Matheis	2022	$61,667	$—	(5)	$189,910	(6)	$—	$—	$—	$251,577

Hila Karah	2022	$70,000	$575,200	(7)	$—	(8)	$—	$—	$—	$645,200

Yoav Shaked	2022	$70,000	$431,400	(9)	$—	(10)	$—	$—	$—	$501,400

Adam Stern	2022	$50,000	$395,450	(11)	$—	(12)	$—	$—	$—	$445,450
*

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2022, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

**   Passed away on May 30, 2022 and ceased serving on the Board of Directors on such date.

(1)	74,744 stock awards are outstanding as of December 31, 2022.
(2)	899 option awards are outstanding as of December 31, 2022.
(3)	49,999 stock awards are outstanding as of December 31, 2022.
(4)	No option awards are outstanding as of December 31, 2022.
(5)	32,620 stock awards are outstanding as of December 31, 2022.
(6)	55,000 option awards are outstanding as of December 31, 2022.
(7)	148,751 stock awards are outstanding as of December 31, 2022.
(8)	801 option awards are outstanding as of December 31, 2022.
(9)	163,896 stock awards are outstanding as of December 31, 2022.
(10)	No option awards are outstanding as of December 31, 2022.
(11)	108,341 stock awards are outstanding as of December 31, 2022.
(12)	No option awards are outstanding as of December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

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

		Percent of
	Shares of	Common
	Common	Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	848,115	3.3%
Zvi Ben David (3)	278,184	1.1%
Dror Bacher (4)	200,206	* %
Richard Anderson (5)	225,267	* %
Dennis M. McGrath (6)	10,771	* %
Jon Kaplan	—	—%
Hila Karah (7)	85,056	* %
Yoav Shaked (8)	120,042	* %
Adam Stern (9)	587,169	2.2%
Dennis Mathies (10)	102,166	* %
All Executive Officers and Directors as a group (10 persons) **	2,456,976	9.5%

5% Stockholders
Nantahala Capital Management, LLC. (11)	2,673,914	9.9%
Y.D More Investments Ltd. (12)	1,518,026	5.9%
The Phoenix Holdings Ltd. (13)	1,341,027	5.2%
*	less than 1%.
(1)	Percentage ownership is based on 25,871,889 shares of our common stock outstanding as of March 6, 2023 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of such date.
(2)	Includes 7,718 vested options to purchase common stock and 378,620 vested restricted shares. Also includes 37,876 shares of our common stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.
(3)	Includes 29,419 vested options to purchase common stock and 107,172 vested restricted shares. Includes 1,786 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(4)	Includes 30,673 vested options to purchase common stock and 108,562 vested restricted shares.
(5)	Includes 192,490 vested options to purchase common stock and 17,595 vested restricted shares. Excludes 124,162 options which are not vested.
(6)	Includes 899 vested options to purchase common stock and 19,744 vested restricted shares.
(7)	Includes 801 vested options to purchase common stock and 35,112 vested restricted shares.
(8)	Includes 27,457 vested restricted shares. Includes 1,667 shares owned by his spouse, for which Mr. Shaked disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(9)	Includes 29,234 vested restricted shares. Includes warrants exercisable into 409,535 shares of common stock, subject to a contractual beneficial ownership limitation of 4.99%.

(10)	Includes 25,419 vested options to purchase common stock and 11,747 vested restricted shares. Excludes 29,581 options which have not vested.
(11)	Based solely on information contained in Form 13G/A filed with the SEC on February 14, 2023, and data provided by the holder. Includes 277,546 pre-funded warrants to purchase common stock issued in May 2019 and preferred shares convertible into 859,800 shares of common stock, subject to a contractual beneficial ownership limitation of 9.99% and excludes preferred shares convertible into 18,779 shares of common stock and 824,689 pre-funded warrants issued on July 31, 2020, and 667,559 pre-funded warrants issued on February 28, 2022.
(12)	Based solely on information contained in Form 13G filed with the SEC on February 14, 2023. The address for Y.D More Investments Ltd. is 2 Ben-Gurion Street, Ramat Gan, Israel.
(13)	Based solely on information contained in Form 13G filed with the SEC on February 14, 2023. The address of the Phoenix Holdings Ltd. is Derech Hashalom 53, Givataim, 53454, Israel.

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

Item 14.    Principal Accounting Fees and Services

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2022 and

December 31, 2022 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2022	December 31, 2021
Audit Fees	$236,443	$196,289
Audited Related Fees	$—	$—
Tax Fees (1)	$55,980	$77,000
All Other Fees (2)	$16,750	$179,155
Total	$309,173	$452,444
(1)	Consists of fees relating to our tax compliance and tax planning.
(2)	Consists of fees relating to our private placements.

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
4.8

Form of Warrant to be issued to OrbiMed Royalty and Credit Opportunities III, LP (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

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
10.14

Termination of Employment and Separation Agreement dated January 23, 2023 by and between Dror Bacher and Labstyle Innovation Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023).

10.15+

Amendment to the Company’s Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on October 14, 2022).

10.16

Agreement and Plan of Merger by and among DarioHealth Corp., WF Merger Sub, Inc., PsyInnovations, Inc., and certain representatives of the former equity holders of PsyInnovations, Inc., dated May 15, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.17

Amendment to Agreement and Plan of Merger by and between the Company and certain representatives of the former equity holders of PsyInnovations, Inc., dated July 7, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

10.18˄

Credit Agreement, dated June 9, 2022, by and among the Company, as borrower, and OrbiMed Royalty and Credit Opportunities III, LP, as lender (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2022).

10.19

Pledge and Security Agreement, dated June 9, 2022, by and among the Company, Labstyle Innovation Ltd, Upright Technologies, Inc., Psyinnovations, Inc., and OrbiMed Royalty and Credit Opportunities III, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2022).

10.20

Registration Rights Agreement, dated June 9, 2022, by and between the Company and OrbiMed Royalty and Credit Opportunities III, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2022).

10.21˄

Exclusive Preferred Partner, Co-Promotion, Development Collaboration and License Agreement by and between Sanofi US Services, Inc. and DarioHealth Corp., dated February 28, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022).

10.22

Technology Purchase Agreement by and among Physimax Technologies Ltd., Labstyle Innovation Ltd. and DarioHealth Corp., dated January 18, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022).

10.23*	Redemption Agreement by and between DarioHealth Corp. and Richard Allan Anderson dated June 9, 2022.
10.24*	Form of Preferred Exchange Agreement by and between DarioHealth Corp. and certain holders of Series A-1 Preferred Stock, dated September 20, 2022.
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Kost Forer Gabbay and Kaiserer

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.
101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2023	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 9, 2023
Erez Raphael	Director (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 9, 2023
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 9, 2023
Yoav Shaked

/s/ Dennis Matheis	Director	March 9, 2023
Dennis Matheis

/s/ Hila Karah	Director	March 9, 2023
Hila Karah

/s/ Dennis M. McGrath	Director	March 9, 2023
Dennis M. McGrath

/s/ Jon Kaplan	Director	March 9, 2023
Jon Kaplan

/s/ Adam Stern	Director	March 9, 2023
Adam Stern

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of DarioHealth Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Revenue Recognition
Description of the Matter

As described in Note 2 and Note 6 to the consolidated financial statements, a significant portion of the Company's revenue is derived from agreements with enterprise business market groups to provide a mobile and web-based digital therapeutics health management programs, data license and related development and implementation services. The Company contracts with customers often include promises to transfer multiple promises to provide goods and services, which are accounted for separately if they are distinct performance obligations. In such contracts, the transaction price is then allocated to the distinct performance obligations on a relative standalone selling price basis and revenue is recognized when control of the distinct performance obligation is transferred.

The accounting for contracts with multiple promises  requires the company to exercise significant judgment in determining revenue recognition for these contracts and includes: (a) identification and determination of whether products and services are considered distinct performance obligations that should be accounted for separately based on the terms and conditions of the relevant agreements, (b) determination of stand-alone selling prices for each distinct performance obligation that are not sold separately. (c) the pattern of transferring control (i.e., timing of when revenue is recognized) for each distinct performance obligation.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer contracts was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

For a sample of customers, we: (1) obtained and read contract source documents, including master agreements, and other documents that were part of the agreement and evaluating management's identification of the contract and the distinct performance obligations based on the terms of the arrangements and the company's accounting policies, (2) tested management’s identification of significant terms for completeness, including the identification and determination of distinct performance obligations, (3) evaluating the methodology and reasonableness of management’s assumptions used for the estimate of stand-alone selling prices on a sample basis for products and services that are not sold separately (4) tested management’s calculations of revenue and the associated timing of revenue recognition. In addition. We have also evaluated the Company’s disclosures in relation to this matter.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Going concern assessment
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, management identified there were conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements were issued. The conditions that resulted in the substantial doubt being raised included a history of net losses, net operating cash outflows, significant interest payments, a requirement through its Credit Agreement to maintain a minimum liquidity of $10 million, and an accumulated deficit. However, based on management’s operating plan and resulting available liquidity, management believes the Company’s liquidity is sufficient to fund operations and satisfy their financial obligations as they become due for at least one year from the financial statement issuance date. Therefore, the Company concluded these plans alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

We identified the evaluation of going concern as a critical audit matter. There was significant auditor judgment required in evaluating the Company’s forecasted cash flows, and resulting available liquidity, throughout the 12 months from the date of the issuance of the consolidated financial statements.

How We Addressed the Matter in Our Audit

In addressing the matter our audit procedures included, among others, , assessing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the company has sufficient liquidity to fund operations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts and liquidity and evaluated management’s analysis of their impact on the forecasted cash flows. We performed sensitivity analyses to assess the impact of changes in the key assumptions included in management's liquidity forecast models. We also assessed the probability and timing of forecasted cash outflows related to the settlement of current liabilities included in management’s assessment and evaluated the reasonableness of management's cost reduction initiatives. In addition we assessed the adequacy of the company’s going concern disclosures included in note 1 to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

March 9, 2023

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,357	$35,808
Short-term restricted bank deposits	165	192
Trade receivables	6,416	1,310
Inventories	7,956	6,228
Other accounts receivable and prepaid expenses	1,630	2,067

Total current assets	65,524	45,605

NON-CURRENT ASSETS:
Deposits	6	20
Operating lease right of use assets	1,206	287
Long-term assets	111	57
Property and equipment, net	788	702
Intangible assets, net	9,916	12,460
Goodwill	41,640	41,640

Total non-current assets	53,667	55,166

Total assets	$119,191	$100,771

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	December 31,
	2022	2021

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,322	$5,109
Deferred revenues	1,320	1,195
Operating lease liabilities	293	266
Other accounts payable and accrued expenses	6,592	7,806
Loan, current	8,823	-

Total current liabilities	19,350	14,376

NON-CURRENT LIABILITIES
Operating lease liabilities	827	21
Earn-out liability	—	825
Long-term loan	18,105	—
Warrant liability	910	—

Total non-current liabilities	19,842	846

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - Authorized: 160,000,000 shares at December 31, 2022 and December 31, 2021; Issued and Outstanding: 25,724,470 and 16,573,420 shares at December 31, 2022 and December 31, 2021, respectively	3	2

Preferred stock of $0.0001 par value - Authorized: 5,000,000 shares at December 31, 2022 and December 31, 2021; Issued and Outstanding: 3,567 and 11,927 shares at December 31, 2022 and December 31, 2021, respectively

	*) -	*) -
Additional paid-in capital	365,846	307,561
Accumulated deficit	(285,850)	(222,014)

Total stockholders’ equity	79,999	85,549

Total liabilities and stockholders’ equity	$119,191	$100,771

The accompanying notes are an integral part of the consolidated financial statements.

*)  Represents an amount lower than $1.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended
	December 31,
	2022	2021

Revenues:
Services	$17,859	$2,085
Hardware and consumable products	9,797	18,428
Total revenues	27,656	20,513

Cost of revenues:
Services	5,324	338
Hardware and consumable products	8,320	12,106
Amortization of acquired intangible assets	4,357	4,106
Total cost of revenues	18,001	16,550

Gross profit	9,655	3,963

Operating expenses:
Research and development	$19,649	$17,219
Sales and marketing	30,323	39,706
General and administrative	16,493	23,532

Total operating expenses	66,465	80,457

Operating loss	56,810	76,494

Total financial expenses, net	5,379	235

Loss before taxes	62,189	76,729

Income Tax	4	32

Net loss	$62,193	$76,761

Other comprehensive loss:
Deemed dividend	$1,643	$2,005

Net loss attributable to shareholders	$63,836	$78,766

Net loss per share:

Basic and diluted loss per share	$2.54	$4.07
Weighted average number of common stock used in computing basic and diluted net loss per share	23,635,038	16,591,718

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount		Number	Amount		capital	deficit	equity
Balance as of January 1, 2021	8,119,493	$	*) -	15,823	$	*) -	$171,399	$(143,248)	$28,151
Payment for executives and directors under stock for salary program	10,934		*) -	—		—	152	—	152
Exercise of Options	40,545		*) -	—		—	256	—	256
Exercise of agent warrants	111,061		*) -	—		—	—	—	*) -
Exercise of warrants	219,992		*) -	—		—	633	—	633
Issuance of common stock to consultants and service provider	342,947		*) -	—		—	4,626	—	4,626
Issuance of common stock to directors and employees	18,885		*) -	—		—	303	—	303
Deemed dividend related to issuance of Preferred Stock	—		—	—		—	2,005	(2,005)	—
Conversion of preferred stock to common stock	918,237		*) -	(3,896)		*) -	—	—	*) -
Issuance of warrants to service providers	—		—	—		—	6,817	—	6,817
Issuance of common stock, net of issuance cost	3,278,688		1	—		—	64,876	—	64,877
Issuance of Common Stock, net of issuance cost upon Acquisitions	2,418,011		1	—		—	43,421	—	43,422
Stock-based compensation	1,094,627		—	—		—	13,073	—	13,073
Net loss	—		—	—		—	—	(76,761)	(76,761)
Balance as of December 31, 2021	16,573,420		$2	11,927	$	*) -	$307,561	$(222,014)	$85,549
Exercise of warrants	81,221		*) -	—		—	—	—	—
Issuance of common stock to consultants and service provider	62,926		*) -	—		—	377	—	377
Issuance of common stock to directors and employees	29,755		*) -	—		—	190	—	190
Deemed dividend related to issuance of Preferred Stock	—		—	—		—	1,643	(1,643)	—
Conversion of preferred stock to common stock	2,778,450		*) -	(8,360)		*) -	—	—	*) -
Issuance of warrants to service providers	—		—	—		—	3,105	—	3,105
Issuance of common stock, net of issuance cost	4,747,761		1	—		—	38,287	—	38,288
Issuance of common stock, net of issuance cost upon Acquisitions	378,492		*) -	—		—	1,186	—	1,186
Earnout resolution	—		—	—			328	—	328
Repurchase and retirement of common stock	(58,657)		*) -	—			(134)	—	(134)
Stock-based compensation	1,131,102		*) -	—		—	13,303	—	13,303
Net loss	—		—	—		—	—	(62,193)	(62,193)
Balance as of December 31, 2022	25,724,470		$3	3,567	$	*) -	$365,846	$(285,850)	$79,999

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(62,193)	$(76,761)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	16,975	24,971
Depreciation	356	282
Change in operating lease right of use assets	(919)	211
Amortization of acquired intangible assets	4,361	4,175
Increase in trade receivables	(5,106)	(351)
Decrease (Increase) in other accounts receivable, prepaid expense and long-term assets	(3)	(16)
Increase in inventories	(1,728)	(2,230)
Increase (decrease) in trade payables	(2,787)	1,080
Decrease in other accounts payable and accrued expenses	(1,314)	(865)
Increase (decrease) in deferred revenues	125	(157)
Change in operating lease liabilities	833	(245)
Remeasurement of earn-out	(497)	(503)
Non-Cash financial expenses	4,052	—

Net cash used in operating activities	(47,845)	(50,409)

Cash flows from investing activities:
Purchase of property and equipment	(442)	(261)
Cash paid as part of PsyInnovations Inc. (dba WayForward) acquisition	—	(4,997)
Cash paid as part of Upright Technologies Ltd. acquisition	—	(2,476)
Investment in a loan	—	(400)
Purchase of intangible assets	(131)	—

Net cash used in investing activities	(573)	(8,134)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants (net of issuance costs)	38,288	64,877
Proceeds from exercise of warrants	—	633
Proceeds from exercise of options	—	256
Proceeds from borrowings on credit agreement	23,786	—
Repurchase and retirement of common stock	(134)	—

Net cash provided by financing activities	61,940	65,766

Increase in cash, cash equivalents and restricted cash and cash equivalents	13,522	7,223
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	35,948	28,725
Cash, cash equivalents and restricted cash and cash equivalents at end of period	49,470	35,948
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	1,876	—
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	1,269	—
Earn-out extinguishment as part of WayForward acquisition	328	—

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-     GENERAL

a.	DarioHealth Corp. (the “Company”) was incorporated in Delaware and commenced operations on August 11, 2011.

DarioHealth is a Global Digital Therapeutics (DTx) company delivering personalized evidence-based interventions that are driven by precision data analytics, software, and personalized coaching, DarioHealth has developed an approach with the intent to empower individuals to adjust their lifestyle in holistic way.

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	On January 26, 2021, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) pursuant to which the Company, through LabStyle, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech. See note 4.
d.	On May 15, 2021, the Company entered into an agreement and plan of merger (the “Agreement and Plan of Merger”) pursuant to which the Company, through its fully owned subsidiary WF Merger Sub, Inc. (“Merger Sub”) merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. PsyInnovations Inc. (dba WayForward) is a mental health company who develops the WayForward behavioral digital health platform with artificial intelligence (AI) enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy (CBT), self-directed care, expert coaching and access to in-person and telehealth provider visits. See note 4.
e.	Under Accounting Standard Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-     GENERAL (Cont.)

Evaluation of Substantial Doubt Raised

In performing the first step of the evaluation, the Company concluded that the following conditions raised substantial doubt about its ability to continue as a going concern:

-	History of net losses of $62,193 and $76,761 for the years ended December 31, 2022, and 2021, respectively.
-	Net operating cash outflow of $47,845 and $50,409 in 2022 and 2021, respectively.
-	Significant cash payments for interest on our Loan Facility (as hereinafter defined) of $1,876 in 2022 and significant cash payments for interest and principal of $8,823 expected in 2023.
-	A requirement that the Company maintain a minimum of $10,000 in liquidity, at all times, to not be in default of the Loan Facility. If the Company will be in default of the Loan Facility, the lender could require the immediate payment of all the outstanding loan amount.

Consideration of Management’s Plans

In performing the second step of this assessment, the Company is required to evaluate whether it is probable that the Company’s plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt raised about the Company’s ability to continue as a going concern.

As of December 31, 2022, the Company had $49,357 in available cash and cash equivalents.

The Company has approved a plan, to improve its available cash balances, liquidity and cash flows generated from operations. The Company is prepared to implement the following actions as required by business and market conditions : reducing non-essential expenses to conserve cash and improve its liquidity position, deferral and reprioritization of certain research and development programs that would involve reduced program spend and total compensation reductions for senior executives to strengthen liquidity and to preserve key research and development, commercial and functional roles.

Management Assessment of Ability to Continue as a Going Concern

The Company has a history of operating losses and negative cash flows from operations. However, despite these conditions, the Company believes management’s plans, as described more fully above, will provide sufficient liquidity to meet its financial obligations and maintain levels of liquidity as specifically required under the Loan Facility.

Therefore, management concluded these plans alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern for at least twelve months from the date that the consolidated financial statements were issued.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-     GENERAL (Cont.)

Future Plans and Considerations

Although not considered for purposes of the Company’s assessment of whether substantial doubt was alleviated, the Company has plans to improve operating cash flows by entering into strategic partnerships with other companies that can provide access to additional customers and new markets. The Company may also seek to raise additional funds through the issuance of debt and/or equity securities or otherwise.

The Company’s plans are subject to inherent risks and uncertainties. Accordingly, there can be no assurance that the Company’s plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Until such time, if ever, that the Company can generate revenue sufficient to achieve profitability, the Company expects to finance its operations through equity or debt financings, which may not be available to the Company on the timing needed or on terms that the Company deems to be favorable. To the extent that the Company raises additional capital through the sale of equity or debt securities, the ownership interest of its stockholders will be diluted. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected.

f.	In December 2015, the United States Food and Drug Administration granted LabStyle 510(k) clearance for the Dario Blood Glucose Monitoring System, including its components, the Dario Blood Glucose Meter, Dario Blood Glucose Test Strips, Dario Glucose Control Solutions and the Dario app on the Apple iOS 6.1 platform and higher.
g.	On March 4, 2016, the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase shares of Common Stock were approved for listing on the Nasdaq Capital Market under the symbols “DRIO” and “DRIOW,” respectively. Our listed warrants expired in March 2021 and ceased trading on the Nasdaq Capital Market as a result.
h.	The Company has been carefully monitoring the COVID-19 pandemic and its impact on its business. In that regard, the Company has continued to sell its DarioTM Blood Sugar Monitor and has not experienced disruptions in its supply chains. With respect to the Company’s DTx platform, it has observed that some of its business-to-business prospective partners have been addressing their business needs as a result of the COVID-19 pandemic, which has resulted in a slowdown of negotiations and discussions with some of these potential partners. In addition, the Company has also seen an increase in interest from other business-to-business prospective partners in its DTx platform, as certain parties are seeking tele-health products. While the Company is not able at this time to estimate future impacts of the COVID-19 pandemic on its financial and operational results, such impacts could be material.

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

Management believes the Company’s critical accounting policies and estimates are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements including other accounts receivable and prepaid expenses and other accounts payable and accrued expenses, and the reported amounts of revenue, cost of revenues and operational expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars (“$,” “dollar” or “dollars”):

The functional currency of the Company and its subsidiaries is the U.S dollar.

The Company’s revenues and financing activities are incurred in U.S. dollars. Although a portion of LabStyle and Upright expenses is denominated in New Israeli Shekels (“NIS”) (mainly cost of personnel), a substantial portion of its expenses is denominated in dollars. Accordingly, the Company’s management believes that the currency of the primary economic environment in which the Company and its subsidiaries operate is the dollar; thus, the dollar is the functional currency of the Company. Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

d.	Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates as a single reportable segment.

e.	Cash and cash equivalents:

The Company considers all highly liquid investments, which are readily convertible to cash with a maturity of three months or less at the date of acquisition, to be cash equivalents.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Short-term restricted bank deposits:

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guaranties issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and USD and bear interest at an average rate of 0.61% and 0.01% as of December 31, 2022 and 2021, respectively. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2022, and 2021, the Company had a short-term restricted bank deposit which are used as collateral for rent in the amount of $113 and $127, respectively.

As of December 31, 2022, and 2021, the Company had short-term restricted bank deposits which are used as collateral for credit payments in amounts of $52 and $65, respectively.

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	December 31,
	2022	2021

Cash, and cash equivalents as reported on the balance sheets	$49,357	$35,808
Short-term restricted bank deposits, as reported on the balance sheets	$113	$140

Cash, restricted cash, cash equivalents and restricted cash and cash equivalents as reported in the statements of cash flows	$49,470	$35,948

g.	Inventories:

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

Total write-downs during the years ended December 31, 2022, and 2021 amounted to $88 and $73, respectively.

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

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2022, and 2021, no impairment was recorded.

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

Consumers revenue

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Commercial revenue

The Company provide a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Including live clinical coaching, content, automated journeys, hardware, and lifestyle Coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation. Revenue is recognized either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis. Contracts typically have a duration of more than one year.

Certain of the Company’s contracts include client performance guarantees and a portion of the fees in those contracts are subject to performance-based metrics such as clinical outcomes or minimum member utilization rate. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Refund to a customer that results from performance levels that were not met by the end of the measurement period are adjusted to the transaction price, and therefore estimated at the outset of the arrangement.

The Company has also entered into contracts (Note 6) with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

k.	Cost of revenues:

Cost of revenues is comprised of the cost of production, data center costs, shipping and handling inventory, hosting services, personnel and related overhead costs, depreciation of production line and related equipment costs, amortization of costs to fulfill a contract and inventory write-downs.

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term restricted bank deposits, and trade receivables. For cash and cash equivalents, the Company is exposed to credit risks in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company performs ongoing credit evaluations of its customers. An allowance for doubtful accounts is determined with respect to those specific amounts that the Company has determined to be doubtful of collection. The Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

As of December 31, 2022, the Company's major customer accounted for 80.9% of the Company's accounts receivable balance.

The Company's major customer accounted for 39.8%, for the year ended December 31, 2022, of the Company's revenue in the relevant period.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2022, and 2021 a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2022, and 2021, no liability for unrecognized tax benefits was recorded.

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

The availability of observable inputs can vary from instrument to instrument and is affected by a wide variety of factors, including, for example, the type of investment, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment, and the investments are categorized as Level 3.

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's Loan Facility, warrants liability and earn-out liability were measured at fair value using Level 3 unobservable inputs (see note 4b) until the resolution date of December 31, 2022. The Company utilized a Monte Carlo simulation model for the initial and subsequent valuations of the earn-out liability.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.	Warrants:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses, net” in the consolidated statements of operations.

r.	Basic and diluted net loss per share:

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

The Company’s basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 5,744,428 and 6,812,285 for the year ended December 31, 2022 and 2021, respectively.

s.	Severance pay:

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

Severance pay expense for the year ended December 31, 2022 and 2021 amounted to $1,136 and $870, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has a 401(k) defined contribution plan covering certain employees in the U.S. All eligible employees may elect to contribute up to 92%, but generally not greater than $21 per year (for certain employees over 50 years of age the maximum contribution is $27 per year), of their annual compensation to the plan through salary deferrals, subject to Internal Revenue Service limits.

t.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2022 and 2021, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

u.	Leases:

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

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets are initially measured at amounts, which represents the discounted present value of the lease payments over the lease, plus any initial direct costs incurred. The ROU assets are reviewed for impairment. The lease liability is initially measured at lease commencement date based on the discounted present value of the lease payments over the lease term. The implicit rate within the operating leases is generally not determinable; therefore, the Company uses the Incremental Borrowing Rate (“IBR”) based on the information available at commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.

Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain that the Company will exercise that option. An option to terminate is considered unless it is reasonably certain that the Company will not exercise the option. See also Note 9.

v.	Business combination and asset acquisitions:

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

The Company accounts for a transaction as an asset when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related direct costs are capitalized as part of the asset or assets acquired.

w.	Goodwill:

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

Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which was adopted as of January 1, 2020.

For the years ended December 31, 2022 and 2021, no impairment of goodwill has been recorded.

x.	Recently issued accounting pronouncements, not yet adopted:
1.	In September 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses.

The guidance also requires increased disclosures. For the Company, the amendments in the update were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted. The Company does not expect this standard to have a material effect on its consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

2.	In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also requires that the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or share. This amendment removes current guidance that allows an entity to rebut this presumption if it has a history or policy of cash settlement. Furthermore, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
3.	In October 2021, the FASB issued ASU 2021-08, which requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. For the Company, the guidance is effective for fiscal years beginning after 15 December 2022 and interim periods within those fiscal years. The Company does not expect this standard to have a material effect on its consolidated financial statements.

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2022	2021

Prepaid expenses	$908	$1,591
Costs to fulfill a contract	483	—
Government authorities	239	76
Loan receivables	—	400

	$1,630	$2,067

NOTE 4:-     ACQUISITIONS

2022 Acquisition

Technology Purchase of Physimax Technologies Ltd.

On March 31, 2022 (the “Acquisition Date”), the Company completed the acquisition, through its subsidiary LabStyle, of a technology from Physimax Technologies Ltd (“Physimax Technology”). The Company considered this transaction as an asset acquisition.

The consideration transferred included the issuance of 256,660 shares of its common stock subjected to certain terms of lock-up periods valued at $1,186, a cash payment of $500, of which $400 was paid during the fourth quarter of 2021, and the remaining during the second quarter of 2022, The total consideration transferred in the acquisition of Physimax Technology was $1,686. In addition, the Company incurred acquisition-related costs in an amount of $131.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-      ACQUISITIONS (Cont.)

Purchase price allocation:

Under asset acquisition accounting principles, the total purchase price was allocated to Physimax Technology as set forth below.

Amortization
period (Years)

Technology	$1,817	3

Prior Year Acquisitions

Acquisition of Upright

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

		Amortization
		period (Years)
Tangible assets acquired (including cash of $544)	$1,405
Inventory	2,845
Liabilities assumed	(6,001)
Net liabilities assumed	(1,751)

Technology	9,599	4
Goodwill	25,730	Infinite
Total purchase price	$33,578

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

The consideration transferred included 889,956 restricted shares of Common Stock (including 121,832 hold-back shares that were issued in December 2022), cash consideration of $5,387 and an earn-out consideration payable of 76,856 restricted shares of Common Stock, subject to certain revenue thresholds that will be resolved in 2022. The fair value total consideration transferred in the acquisition of WayForward was $21,079.

The fair value, as of the closing date, of the earn-out consideration was $1,328 and was included as part of the consideration transferred. Since the earn-out arrangement is not indexed to the Company's own stock, the earn-out arrangement was accounted for as a liability, subsequently measured at fair value through earnings until resolution. Goodwill is primarily attributable to expected synergies arising from technology integration and expanded product availability to the Company’s existing and new customers. Goodwill is not deductible for income tax purpose.

As of December 31, 2022, the earnout conditions have been satisfied. Pursuant to the settlement agreement, the Company remeasured the earn-out liability measured at fair value through earnings until the resolution date. The Company is to issue 76,856 shares of Common Stock with a fair value of $328 as of December 31, 2022. For the year ended December 31, 2022, the Company recorded remeasurement income in the amount of $497.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 5:-      INVENTORIES

Inventory consists of the following:

	December 31,
	2022	2021

Raw materials	$1,346	$714
Finished products	6,610	5,514

	$7,956	$6,228

NOTE 6:-      REVENUE

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

Agreement with Preferred Partner

On February 28, 2022, the Company entered into an exclusive preferred partner, co-promotion, development and license agreement for a term of five (5) years (the “Exclusive Agreement”). Pursuant to the Exclusive Agreement, the Company will provide a license to access and use certain Company data. In addition, the Company may provide development services for new products of the other party.

The aggregate consideration under the contract is up to $30 million over the initial term of the Exclusive Agreement, consisting of (i) an upfront payment, (ii) payments for development services per development plan to be agreed upon annually and (iii) certain contingent milestone payments upon meeting certain net sales and enrollment rate milestones at any time during the term of the Exclusive Agreement.

Since the contract consideration includes variable consideration, as of December 31, 2022, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

During 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the year ended December 31, 2022, the Company recognized $1,506 revenues with respect to the second development plan, with additional revenues from the second development plan of $2,494 expected to be recognized by the end of June 2023.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6: -   REVENUES (Cont.)

Agreement with National Health Plan

On October 1, 2021, the Company entered into a Master Service Agreement (“MSA”) and into a SOW ("October SOW") with a national health plan (“Health Plan”). Pursuant to the October SOW, the Company will provide the Health Plan access to web and app-based platform, for behavioral health. The Company has concluded that the Contract contained a single performance obligation – to provide access to the Company's platform. The consideration in the Contract was based entirely on customer usage.

On August 2022, the Company entered into an additional SOW (“August SOW”) with the Health Plan according to which, the Company will provide implementation service and shall develop additional features to be included in the platform.

The Company concluded that the August SOW should be accounted for as a separate contract. The Company has concluded that the August SOW contained two performance obligations as follows:

(i)	Digital Behavioral Health Navigation Platform Implementation. This performance obligation includes configuration and implementation of the platform.
(ii)	Enhancements to the Digital Behavioral Health Navigation Platform. This performance obligation includes adding additional features and capabilities to the Platform.

The August SOW includes a fixed consideration in the amount of $2,650. The Company allocated the consideration between the two performance obligations based on standalone selling prices. The Company determined the standalone selling prices based on the expected cost plus a margin approach.

As of December 31, 2022, the Company has recognized revenues of $1,778 with additional revenues of $872 expected to be recognized by June of 2023.

Revenue Source:

The following tables represent the Company total revenues for the year ended December 31, 2022 and 2021 disaggregated by revenue source:

	December 31,
	2022	2021

Commercial	$16,377	$851
Consumers	11,279	19,662

	$27,656	$20,513

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6:-      REVENUE (Cont.)

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of reporting period.

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2022:

Balance, beginning of the period	$1,195
New performance obligations	27,781
Reclassification to revenue as a result of satisfying performance obligations	(27,656)

Balance, end of the period	$1,320

Costs to fulfill a contract

The Company defer costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed as we satisfy our performance obligations and recorded in cost of revenue.

Costs to fulfill a contract are recorded to other accounts receivable and prepaid expenses and long term assets.

Costs to fulfill a contract consist of (1) deferred hardware cost incurred in connection with delivery of services that are deferred. (2) deferred costs incurred, related to future performance obligations which are capitalized.

Costs to fulfill a contract as of December 31, 2022, consisted of the following:

December 31,
2022

Costs to fulfill a contract, current	$483
Costs to fulfill a contract, noncurrent	41

Total Costs to fulfill a contract	$524

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-      FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Year ended
	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Long Term Loan	26,928	—	—	26,928
Warrant liability	910	—	—	910

Total Financial Liabilities	$27,838	$—	$—	$27,838

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Earn out liability	$825	$—	$—	$825

Total Financial Liabilities	$825	$—	$—	$825

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

The FCA instrument was recognized in connection with the Delayed Draw Commitment Amount (Note 8). The fair value of the FCA is estimated by the Company at each reporting date, which are prepared based on significant inputs that are generally determined based on relative value analyses. The FCA fair value was estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing of the transactions contemplated by the Credit Agreement as of June 9, 2022 and represents the $25 million Delayed Draw Commitment Amount that may be made available on or prior to June 30, 2023 on similar terms to the Initial Commitment Amount. Therefore, the value of the FCA for the Delayed Draw Commitment Amount of the Loan was initially estimated as 50% of the sum of the commitment fee paid upfront and the lender expenses in relation to the Loan origination.

As of December 31, 2022, the Company will not be eligible to the Delayed Draw Commitment Amount. Based on that, the fair value of the FCA was de-recognized.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-      FAIR VALUE MEASUREMENTS (Cont.)

Loan Facility

The fair value of the Loan Facility is recognized in connection with the Company’s Credit Agreement with respect to the Initial Commitment Amount only (Note 8). The fair value of the Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Loan, which is reported within non-current liabilities and current liabilities (Maturity Date - June 9, 2027) on the consolidated balance sheets, is estimated by the Company at each reporting date based on significant inputs that are generally determined based on relative value analyses.

The Loan incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Loan origination, or June 9, 2022, the discount rate was arrived at by calibrating the loan amount of $25 million with the fair value of the warrants of  $910 and the loan terms interest rate of secured overnight financing rate (“SOFR”) + 9.5%. The implied internal rate of return of the loan was 15.6%. The fair value of the Loan, as of December 31, 2022, was estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing, as of June 9, 2022. The change in the fair value of the loan was recorded in earnings since the Company has concluded that no adjustment related to instrument specific credit risk was required.

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Company’s Loan agreement with the Lender and with respect to the Initial Commitment Amount only (Note 8). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within non-current liabilities on the consolidated balance sheets, is estimated by the Company based on the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	June 9,	December 31,
	2022	2022
Stock price	$7.45	$4.28
Exercise price	6.62	6.62
Expected term (in years)	7.00	6.44
Volatility	148.8%	148.1%
Dividend rate	-	-
Risk-free interest rate	3.13%	4.05%

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-      FAIR VALUE MEASUREMENTS (Cont.)

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

	Year ended
	December 31, 2022
	Long-Term Loan	Warrant Liability	FCA
Balance as of January 1, 2022	$—	$—	$—
Issuance	23,070	1,930	—
Initial measurement of the FCA	—	—	607
Change in fair value	3,858	(1,020)	(607)

Balance as of December 31, 2022	$26,928	$910	$0

Earn out Liability

As part of the acquisition of wayForward on June 7, 2021, the consideration transferred included earn-out payable in up to 237,076 restricted shares of Common Stock. The earn-out arrangement is not indexed to the Company's own stock and was accounted as a liability and subsequently measured at fair value through earnings until resolution of the earn-out.

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

As of December 31, 2022, the earnout conditions have been satisfied. As a result, the Company will issue 76,856 shares of Common Stock with fair value of $328.

NOTE 8:-     DEBT

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

All obligations under the Credit Agreement are guaranteed by all of the Company’s wholly owned subsidiaries other than Dario Health Services Private Limited. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the Company's and each guarantor's assets by a Pledge and Security Agreement, dated June 9, 2022 (the “Pledge and Security Agreement”). The Credit Agreement contains a revenue covenant effective to the maturity date, of which if the Company’s net revenue does not equal or exceed the applicable amount for such period as set in the Credit Agreement, then the Company shall repay in equal monthly installments the outstanding principal amount of the Loan Facility. The Company shall repay amounts outstanding under the Loan Facility in full immediately upon an acceleration as a result of an event of default as set forth in the Credit Agreement.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8: -   DEBT (Cont.)

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

amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements. In addition, the Company will be required to maintain at least $10 million of unrestricted cash and cash-equivalents at all times.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8: -   DEBT (Cont.)

During the year ended December 31, 2022, the Company recognized $2,838 of remeasurement expenses related to the Initial Commitment Amount, which were included as part of financial expenses (income) in the Company's statements comprehensive loss. During the year ended December 31, 2022, the Company did not recognize any instrument specific credit risk fair value adjustment.

Pursuant to the terms of the Credit Agreement the Company started repayment of the outstanding principal amount of the initial commitment Amount of $25 million issued as part of the Loan Facility, together with a repayment premium and other fees in monthly installments of up to $518 beginning as of January 31, 2023, and continuing through the maturity date, or June 9, 2027.

NOTE 9:-      LEASES

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

The components of lease costs, lease term and discount rate are as follows:

Twelve
Months Ended
December 31,
2022
Lease cost
Operating lease cost	$333
Short term lease cost	314
Variable lease cost	15
Total lease cost	$662

Weighted Average Remaining Lease Term
Operating leases	4.62 years

Weighted Average Discount Rate
Operating leases	6.26%

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-      LEASES

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022:

Operating
Leases

2023	$303
2024	287
2025	250
2026	230
2027	231
Total undiscounted cash flows	1,301
Less imputed interest	(181)
Present value of lease liabilities	$1,120

Supplemental cash flow information related to leases are as follows:

Year ended
December 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$333
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$150

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 10:-      PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2022	2021
Cost:

Computers and peripheral equipment	$944	$805
Office furniture and equipment	154	161
Production lines	988	812
Leasehold improvement	141	150

	2,227	1,928
Accumulated depreciation:

Computers and peripheral equipment	534	460
Office furniture and equipment	60	57
Production lines	773	647
Leasehold improvement	72	62

	1,439	1,226

Property and equipment, net	$788	$702

Depreciation expenses for the year ended December 31, 2022 and 2021 amounted to $356 and $282, respectively.

During the year ended December 31, 2022, the Company recorded a decrease of computers equipment amounted to $143.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 11:-      OTHER INTANGIBLE ASSETS, NET

a. Definite-lived other intangible assets:
	Year ended		Weighted
	December 31,		Average
	2022	2021	Remaining Life
Original amounts:
Technology	$16,936	$15,119	2.2
Brand	376	376	1.4
	17,312	15,495
Accumulated amortization:
Technology	7,199	2,964
Brand	197	71
	7,396	3,035
Other intangible assets, net	$9,916	$12,460

b. Amortization expense amounted to $4,361 and $3,035 for the year ended December 31, 2022 and 2021, respectively.

c. Estimated amortization expense:

For the year ended December 31,
2023	$4,512
2024	4,452
2025	952
	$9,916

NOTE 12:-    GOODWILL

Following the Company's acquisitions in 2021 as described in Note 4, the changes in the carrying amount of goodwill for the year ended December 31, 2022 and 2021 are as follows:

December 31,
2022

As of December 31, 2020	$—
Additions	41,640
As of December 31, 2021	41,640
Additions	—
As of December 31, 2022	$41,640

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 13:-    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2022	2021
Employees and payroll accruals	$4,407	$3,408
Accrued expenses	2,185	4,398

	$6,592	$7,806

NOTE 14:-    COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

Royalties

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

During the Year ended the company recorded IIA royalties related to the acquisition of Physimax Technology in amount of $120.

NOTE 15:-    LONG-LIVED ASSETS

As of December 31, 2022, substantially all of the Company long live assets are located in Israel.

NOTE 16:-    TAXES ON INCOME

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

NOTE 16:-    TAXES ON INCOME (Cont.)

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

Tax rates applicable to Labstyle and Upright:

The Corporate tax rate in Israel in 2021 and 2022 was 23%.

Net operating loss carryforward:

Labstyle has accumulated net operating losses for Israeli income tax purposes as of December 31, 2022, in the amount of approximately $150,228. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2022, the Company and WayForward had a U.S. federal net operating loss carryforward of approximately $45,427 and $8,084, of which $7,120 and $371, respectively, were generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037. Under Sections 382 and 383 of the IRC, utilization of the U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization. Since the Company has not yet utilized the losses to offset income, no study has been performed to assess the potential limitations, but when relevant, a study will be performed.

The remaining NOLs of the Company and WayForward are approximately $38,307 and $7,713, were generated in years 2018-2022, and are subject to the TCJA, which modified the rules regarding utilization of NOLs. NOLs generated after December 31, 2017, can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event, the Company has a change of ownership, utilization of the carryforwards could be restricted.

As discussed above, under the CARES Act, the losses from 2018-2022 are excluded from the limitation and can be carried forward indefinitely to offset 100% of future net income.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 16:-    TAXES ON INCOME (Cont.)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:

Net operating loss and capital losses carry forward	$45,790	$39,328
Temporary differences - Research and development expenses	4,058	2,654
Temporary differences - Accrued employees costs	366	320
Temporary differences - Stock-based compensation	3,734	1,426
Temporary differences - Credit Facility	723	—
Temporary differences - Intangible Assets	65	—
Temporary differences - Lease	253	—

Deferred tax assets:	54,989	43,728
Less: Valuation allowance	(52,504)	(41,520)

Deferred tax assets	2,485	2,208

Deferred tax liability:

Temporary differences - Intangible Assets	(2,208)	(2,208)
Temporary differences - Lease	(277)	—

Deferred tax liability	(2,485)	(2,208)

Net deferred tax asset	$—	$—

The deferred tax balances included in the consolidated financial statements as of December 31, 2022, are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the changes in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2022, was an increase of $10,984 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize its deferred tax assets and accordingly recorded a valuation allowance to offset the deferred tax assets.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 16:-    TAXES ON INCOME (Cont.)

a.	Loss before taxes on income consists of the following:

	Year ended
	December 31,
	2022	2021
Domestic	$22,902	$21,065
Foreign	39,287	55,664

	$62,189	$76,729

b.

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

NOTE 17:-    STOCKHOLDERS’ EQUITY

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

In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the years ended December 31, 2022 and 2021, a total of 32,926 and 16,126 restricted unregistered shares of Common Stock, respectively, were issued to certain service providers under this approval. During the year ended December 31, 2022 and 2021, the Company recorded compensation expense for service providers in the amount of $172 and $159, respectively.

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

During the year ended December 31, 2021, the Board of Directors approved the grant of 319,914 unregistered shares of Common Stock to certain consultants and service providers of the Company, and the grant of 7,500 shares of Common Stock that were issued under the 2012 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-    STOCKHOLDERS’ EQUITY (Cont.)

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

On December 15, 2022, the Compensation Committee authorized the Company to issue 65,000 shares of which 35,000 shell vest over a three-year period, to certain consultants of the Company. As such, during the year ended December 31, 2022 the Company recorded compensation expense for service providers in the amount of $106.

During the year ended December 31, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 29,755 shares of the Company’s common stock to employees of the Company, and the grant of 1,233,050 restricted shares of the Company’s common stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates.

c.	In February 2021, the Board of Directors authorized the Company to issue warrants to purchase up to 400,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $25.00. As such, during the year ended December 31, 2022 and 2021 the Company recorded compensation a warrant expense for service providers in the amount of $863 and $5,700, respectively.

In April 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to a certain consultant of the Company, with an exercise price of $30.00 per share, and warrants to purchase 12,500 shares of Common Stock with an exercise price of $18.57 per share. As such, during the year ended December 31, 2021, the Company recorded a warrant compensation expense for service providers in the amount of $387.

In July 2021, the Compensation Committee authorized the Company to issue warrants to purchase 30,000 shares of Common Stock, to certain consultants of the Company, with an exercise price of $23.30 per share, and warrants to purchase 83,948 shares of Common Stock with an exercise price of $16.06 per share. Of these warrants, warrants to purchase 35,000 shares of Common Stock shall vest over a 48-month period and warrants to purchase 48,948 shares of Common Stock are subjected to certain performance terms. As of December 31, 2021, the terms of 3,000 performance-based warrants were met. As such, during the year ended December 31, 2022 and 2021 the Company recorded a warrant compensation expense for service providers in the amount of $131 and $312, respectively.

In September 2021, the Compensation Committee authorized the Company to issue warrants to purchase 25,000 shares of Common Stock, to certain consultant of the Company, with an exercise price of $13.88 per share. As such, during the year ended December 31, 2021, the Company recorded a warrant compensation expense for service providers in the amount of $194.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-    STOCKHOLDERS’ EQUITY (Cont.)

In October and December 2021, the Compensation Committee authorized the Company to issue 8,000 shares which shell vest over a six-month period, and warrants to purchase up to 40,000, and 208,000 shares of Common Stock, to certain consultants of the Company, at a purchase price of $25.10 and $13.60, respectively. As such, during the year ended December 31, 2022 and 2021 the Company recorded compensation expense for service providers in the amount of $1,806 and $214, respectively.

On January 4, 2022, out of the pre-funded warrants that were issued in May 2019 private placement, 81,233 were exercised on a cashless basis into 81,221 shares of the Company’s common stock. As of December 31, 2022, the Company’s total outstanding prefunded warrants were exercisable into 1,769,794 shares of common stock.

In May and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares of the Company’s common stock which shall vest over 12 months and 24 months period, respectively, to certain consultants of the Company, at a purchase price of $6.45 and $7.20, respectively. During the year ended December 31, 2022, the Company recorded a warrant compensation expense for service providers in the amount of $375.

In December 2022, the Compensation Committee authorized the Company to issue warrants to purchase up to 500,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $5.00. As such, during the year ended December 31, 2022 the Company recorded compensation a warrant expense for service providers in the amount of $29.

d.	In November and December, 2019, the Company entered into subscription agreements (the “Series A, A-1, A-2, A-3 and A-4 Subscription Agreement”) for a sale of an aggregate of 21,375 shares of newly designated Series A, A-1, A-2, A-3 and A-4 Preferred Stock (the “Series A Preferred Stock”), at a purchase price of $1,000 per share (the “Stated Value”), for aggregate gross proceeds, of approximately $21,375 ($18,689 net of issuance expenses). The initial conversion price for the Series A, A-1, A-2, A-3 and A-4 Preferred Stock was $4.05, $4.05, $4.28, $4.98 and $5.90, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions). As such, the Company recorded a deemed dividend during 2019 in the amount of $2,860 for the benefit created to the series A-2, A-3 and A-4 holders.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     STOCKHOLDERS’ EQUITY (Cont.)

The Series A Preferred Stock was to automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the earliest to occur of (i) upon the approval of the holders at least 50.1% of the outstanding shares of Series A Preferred with respect to the Series A Preferred Stock; or (ii) the 36-month anniversary of each of the Series A Effective Date. The holders of Series A Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 12-month anniversary of the Series A Effective Date, (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series A Preferred then held by such holder on the 24-month anniversary of the Series A Effective Date, and (iii) a number of shares of Common Stock equal to twenty percent (20%) of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such holder on the 36-month anniversary of the Series A Effective Date. During the year ended December 31, 2022 and 2021, the Company accounted for the dividend as a deemed dividend in a total amount of $1,580 and 2,005, respectively.

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

As of December 31, 2022, out of the Placement Agent Warrants that were issued in December 2019 and July 2020, 451,226 were exercised into 333,077 shares of Common Stock.

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

During the year ended December 31, 2022 and 2021, a total of 1,130 and 3,896 of certain Series A Convertible Preferred Stock, were converted into 339,417 and 918,237 shares of Common Stock, respectively, including issuance of dividend shares.

In November and December 2022, 6,345 Series A Preferred Stock automatically converted into 2,130,322 shares of Common Stock after completing 36-month anniversary of each the Series A Preferred Stock. The conversion was including accumulative dividends payable available upon conversion of each Series A Preferred Stock.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     STOCKHOLDERS’ EQUITY (Cont.)

g.	On February 28, 2022, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 4,674,454 shares of the Company’s common stock, and pre-funded warrants to purchase an aggregate of 667,559 shares of the Company’s common stock at an exercise price of $0.0001 per share, at a purchase price of $7.49 per share (or share equivalent). The aggregate gross proceeds were approximately $40,000 ($38,023, net of issuance expenses).
h.	On October 22, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent fee paid to the sales agent. For the year ended December 31, 2022, the Company received net proceeds of $260 from the sale of 73,037 shares of the Company’s common stock. As of December 31, 2022, there were $49,600 remaining funds available under the ATM.
i.	The table below summarizes the outstanding warrants as of December 31, 2022:

	Warrants
	outstanding as of	Exercise
	December 31, 2022	price $	Expiration date
Consultants	400,000	25.00	February 16, 2024
Consultants	10,000	7.50	April 6, 2024
Consultants	12,500	18.57	April 13, 2024
Consultants	10,000	8.00	June 17, 2024
Consultants	10,000	9.00	September 9, 2024
Consultants	20,000	10.00	November 9, 2024
Consultants	35,000	16.06	December 1, 2024
Consultants	3,000	16.06	December 1, 2024
Placement Agent Warrants A-1 December 2019	233,347	4.05	December 19, 2024
Placement Agent Warrants A-2 December 2019	25,034	4.28	December 19, 2024
Placement Agent Warrants A-3 December 2019	47,527	4.98	December 19, 2024
Placement Agent Warrants A-4 December 2019	5,839	5.90	December 19, 2024
Consultants	60,000	6.39	February 12, 2025
Consultants	30,000	30.00	April 1, 2025
Consultants	30,000	23.30	July 1, 2025
Agent warrants B-1 July 31 2020	150,070	7.47	July 31, 2025
Agent warrants B-1 July 31 2020	2,393	7.94	July 31, 2025
Consultants	25,000	13.88	September 26, 2025
Consultants	40,000	25.10	October 1, 2025
Consultants	8,000	13.60	December 31, 2025
Consultants	70,000	6.45	May 19, 2026
Consultants	100,000	13.60	December 31, 2026
Consultants	100,000	13.60	December 31, 2026
Consultants	43,750	7.20	June 8, 2027
Lender of loan facility	226,586	6.62	June 9, 2029
Consultants	13,750	12.00	August 1, 2029

Total outstanding	1,711,796

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     STOCKHOLDERS’ EQUITY (Cont.)

During the year ended December 31, 2022 and 2021, certain Company warrant holders have exercised and exchanged Company warrants as detailed here below:

During the year ended December 31, 2021, certain Company warrants holders have exercised warrants into 219,992 shares for total proceeds of $633.

j.	Stock-based compensation:

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

k.	The following shares, restricted shares and, options were issued under the 2012 Plan during 2021 and 2022:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the year ended December 31, 2022 were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	1,878,168	18.13	6.96	3,861
Options granted	1,009,550	6.50	—	—
Options exercised		—	—	—
Options expired	(225,568)	18.25	—	—
Options forfeited	(537,848)	15.05	—	—

Options outstanding at end of period	2,124,302	13.38	6.98	121

Options vested and expected to vest at end of period	1,989,466	13.57	6.93	121

Exercisable at end of period	995,513	17.77	5.19	121

Weighted average grant date fair value of options granted during the year ended December 31, 2022 and 2021 is $4.43 and $13.59, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     STOCKHOLDERS’ EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount is impacted by the changes in the fair market value of the Common Stock

Transactions related to restricted shares granted\forfeited during the year ended December 31, 2022 were as follows

Number of
Restricted shares

Restricted shares outstanding at beginning of period	1,094,627
Restricted shares granted	1,233,050
Restricted shares forfeited	(119,905)

Restricted shares outstanding at end of period	2,207,772

The following table presents the assumptions used to estimate the fair values of the options granted to employees, non-employees and directors in the period presented:

	Year ended
	December 31,
	2022	2021
Volatility	91.11-92.60%	93.34-111.82%
Risk-free interest rate	1.89-3.62%	0.11-1.37%
Dividend yield	0%	0%
Expected life (years)	5.81-6.00	2.09-5.86

As of December 31, 2022, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $19,651, which is expected to be recognized over a weighted average period of approximately 1.11 year.

The total compensation cost related to all the Company’s equity-based awards, recognized during year ended December 31, 2022 and 2021 were comprised as follows:

	Year ended
	December 31,
	2022	2021

Cost of revenues	$66	$97
Research and development	3,608	3,872
Sales and marketing	6,042	6,039
General and administrative	7,259	14,963

Total stock-based compensation expenses	$16,975	$24,971

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 18:-     SELECTED STATEMENTS OF OPERATIONS DATA

Financial losses, net:

	Year ended
	December 31,
	2022	2021

Bank charges	$83	$84
Foreign currency adjustments expenses, net	(243)	195
Interest income	(506)	(44)
Loan Interest Expenses	1,876	—
Remeasurement of long-term loan	3,858	—
Remeasurement of warrant liability	(1,020)	—
Debt issuance cost	724	—
Remeasurement of FCA	607	—

Total Financial expenses, net	$5,379	$235

NOTE 19: -  BASIC AND DILUTED NET LOSS PER COMMON STOCK

We compute net loss per share of common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.

The following table sets forth the computation of the Company’s basic and diluted net loss per common stock:

	Year ended
	December 31,
	2022	2021

Net loss attributable to common stock shareholders used in computing basic net loss per share	$59,957	$67,521

Weighted average number of common stock used in computing basic loss per share	23,635,038	16,591,718

Basic net loss per common stock	$2.54	$4.07

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 20:-     SUBSEQUENT EVENTS

a.	In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal up to $18 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the first quarter of 2023, the Company issued a total of 7,030 restricted shares of the Company’s Common Stock to certain service providers.
b.	In January 2023, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 1,994,346 shares, from 3,868,514 to 5,862,860.
c.	In January 2023, the Compensation Committee of the Board of Directors approved the grant of 280,000 warrants with an exercise price of $5.20 per share to certain consultants. The warrants are exercisable into common stock on or before December 31, 2026. In addition, the Compensation Committee approved to change the exercise price of 350,000 warrants issued to certain consultants in the past at exercise prices between $7.50 to $30.00 per share, to an exercise price of $5.20 per share.
d.	In January 2023, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 100,000 shares of the Company’s Common Stock, as well as an additional non-qualified performance-based stock option award to purchase an additional 100,000 shares of the Company’s Common Stock outside of the Company’s existing equity compensation plans, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its Senior Vice President of Growth’.
e.	In February 2023, the Compensation Committee of the Board of Directors approved the grant of 105,000 restricted shares subject to time vesting to employees and consultant of the Company and approved the grant of 50,000 options to purchase Common Stock, and 100,000 performance-based options to purchase Common Stock to employee of the Company, at exercise price $4.48 per share. The time vesting restricted shares and stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term. 75,000 shares and the options were issued under the 2020 Plan.

- - - - - - - - - - - - - - -