Form 10-Q
period 2023-03-31
DarioHealth Corp.
filed 2023-05-11
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 26,361,307 shares of common stock outstanding.

When used in this quarterly report, the terms “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation, our subsidiaries LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware company, and DarioHealth India Services Pvt. Ltd., an Indian company.. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed on March 9, 2022) entitled “Risk Factors” as well as in our other public filings.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2023	2022
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,789	$49,357
Short-term investments	4,304	-
Short-term restricted bank deposits	225	165
Trade receivables	2,797	6,416
Inventories	6,877	7,956
Other accounts receivable and prepaid expenses	2,484	1,630

Total current assets	55,476	65,524

NON-CURRENT ASSETS:
Deposits	6	6
Operating lease right of use assets	1,170	1,206
Long-term assets	149	111
Property and equipment, net	765	788
Intangible assets, net	8,803	9,916
Goodwill	41,640	41,640

Total non-current assets	52,533	53,667

Total assets	$108,009	$119,191

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2023	2022
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,883	$2,322
Deferred revenues	925	1,320
Operating lease liabilities	291	293
Other accounts payable and accrued expenses	5,935	6,592
Loan, current	8,583	8,823

Total current liabilities	17,617	19,350

NON-CURRENT LIABILITIES
Operating lease liabilities	751	827
Long-term loan	16,745	18,105
Warrant liability	830	910
Other long-term liabilities	36	—

Total non-current liabilities	18,362	19,842

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - Authorized: 160,000,000 shares; Issued and Outstanding: 25,875,295 and 25,724,470 shares at March 31, 2023 and December 31, 2022, respectively	3	3
Preferred stock of $0.0001 par value - Authorized: 5,000,000 shares; Issued and Outstanding: 3,557 and 3,567 shares at March 31, 2023 and December 31, 2022, respectively	*) -	*) -
Additional paid-in capital	370,702	365,846
Accumulated deficit	(298,675)	(285,850)

Total stockholders’ equity	72,030	79,999

Total liabilities and stockholders’ equity	$108,009	$119,191

*)  Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended
	March 31,
	2023	2022

	Unaudited
Revenues:
Services	$5,257	$4,984
Consumer hardware	1,809	3,075
Total revenues	7,066	8,059

Cost of revenues:
Services	1,477	452
Consumer hardware	1,340	2,689
Amortization of acquired intangible assets	1,081	932
Total cost of revenues	3,898	4,074

Gross profit	3,168	3,985

Operating expenses:
Research and development	$5,165	$5,927
Sales and marketing	6,340	9,535
General and administrative	4,071	4,395

Total operating expenses	15,576	19,857

Operating loss	12,408	15,872

Total financial expenses, net	417	44

Net loss	$12,825	$15,916

Other comprehensive loss:
Deemed dividend	$-	$451

Net loss attributable to shareholders	$12,825	$16,367

Net loss per share:

Basic and diluted loss per share of common stock	$0.45	$0.74
Weighted average number of common stock used in computing basic and diluted net loss per share	27,570,013	19,624,079

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2022(audited)	25,724,470	$3	3,567	$	*)-	$365,846	$(285,850)	$79,999

Conversion of preferred stock to common stock	3,582	*)-	(10)		*)-	—	—	*)-
Issuance of warrants to service providers	—	—	—		—	630	—	630
Stock-based compensation	147,243	*)-	—		—	4,226	—	4,226
Net loss	—	—	—		—	—	(12,825)	(12,825)

Balance as of March 31, 2023 (unaudited)	25,875,295	$3	3,557	$	*)-	$370,702	$(298,675)	$72,030

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2021(audited)	16,573,420	$2	11,927	$	*)-	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*)-	—		—	—	—	*)-
Conversion of preferred stock to common stock	316,052	*)-	(1,030)		—	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	451	(451)	—
Issuance of warrants to service providers	—	—	—		—	1,301	—	1,301
Stock-based compensation	169,156	*)-	—		—	4,042	—	4,042
Issuance of common stock and pre-funded warrants, net of issuance cost	4,674,454	*)-	—		—	38,023	—	38,023
Issuance of common stock, net of issuance cost upon Acquisition of Physimax Technologies Ltd.	256,660	*)-	—		—	1,186	—	1,186
Net loss	—	—	—		—	—	(15,916)	(15,916)

Balance as of March 31, 2022 (unaudited)	22,070,963	$2	10,897	$	*)-	$352,564	$(238,381)	$114,185

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended
	March 31,
	2023	2022

	Unaudited
Cash flows from operating activities:
Net loss	$(12,825)	$(15,916)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	4,856	5,343
Depreciation	97	70
Change in operating lease right of use assets	36	7
Amortization of acquired intangible assets	1,113	963
Decrease (increase) in trade receivables	3,619	(3,264)
Increase in other accounts receivable, prepaid expense and long-term assets	(892)	(1,550)
Decrease (increase) in inventories	1,079	(1,555)
Decrease in trade payables	(439)	(890)
Decrease in other accounts payable and accrued expenses	(621)	(721)
Decrease in deferred revenues	(395)	(102)
Change in operating lease liabilities	(78)	(27)
Remeasurement of earn-out	-	(452)
Non-Cash financial income	(307)	-

Net cash used in operating activities	(4,757)	(18,094)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(66)
Purchase of short-term investments	(4,996)	-
Proceeds from redemption of short-term investments	708	-
Cash paid as part of Upright Technologies Ltd. acquisition	-	(115)

Net cash used in investing activities	(4,362)	(181)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants (net of issuance costs)	-	38,023
Principal payments on long-term loan	(1,389)	-

Net cash provided by financing activities	(1,389)	38,023

Increase in cash, cash equivalents and restricted cash and cash equivalents	(10,508)	19,748
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	49,470	35,948
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$38,962	$55,696
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$1,072	$-
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$28	$58

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term deposits, restricted deposits, short-term investments and trade receivables. For cash and cash equivalents, the Company is exposed to credit risks in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

As of March 31, 2023, the Company's two major customers accounted for 44.4% and 13.1%, respectively, of the Company's accounts receivable balance.

The Company's two major customers accounted for 42.2% and 10.0%, respectively, for the three months period ended March 31, 2023, of the Company's revenue.

d.	On January 26, 2021, the Company entered into a share purchase agreement pursuant to which the Company, through LabStyle, acquired all of the outstanding securities of Upright Technologies Ltd. and its wholly owned subsidiary Upright Technologies Inc. (“Upright”). Upright is a digital musculoskeletal (“MSK”) health company focused on preventing and treating the most common MSK conditions through behavioral science, biofeedback, coaching, and wearable tech.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL (Cont.)

e.	On May 15, 2021, the Company entered into an agreement and plan of merger pursuant to which the Company, through its wholly owned subsidiary WF Merger Sub, Inc. (“Merger Sub”), merged with PsyInnovations Inc. (“WayForward”), pursuant to which the Merger Sub was the surviving company. WayForward is a mental health company that developed the WayForward behavioral digital health platform with artificial intelligence enabled screening to triage and navigate members to specific interventions, digital cognitive behavioral therapy, self-directed care, expert coaching and access to in-person and telehealth provider visits.
f.	During the three months ended March 31, 2023, the Company incurred operating losses and negative cash flows from operating activities amounting to $12,408 and $4,757, respectively. On March 31, 2023, the Company had $43,093 in available cash and cash equivalents and short-term investments. Management believes that the Company’s cash on hand and short-term investments are sufficient to meet its obligations as they come due for at least a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offering.

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2023, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2023, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the three months ended March 31, 2023. Results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Significant Accounting Policies

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are applied consistently in these unaudited interim consolidated financial statements.

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	March 31,	March 31,
	2023	2022
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$38,789	$55,558
Short-term restricted bank deposits, as reported on the balance sheets	173	138

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$38,962	$55,696

c.    Short-term investments:

The Company's short-term investments consist of investments in a fund with readily determinable fair value. The Company's investment is carried at fair value, with changes in fair value recognized in the Statements of Comprehensive Loss.

d.   Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from contracts with customers,” when (or as) it satisfies performance obligations by transferring promised products or services to its customers in an amount that reflects the consideration the Company expects to receive. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Consumers revenue

The Company considers customer and distributor purchase orders to be contracts with a customer. For each contract, the Company considers the promise to transfer tangible products and/or services, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. As the Company’s standard payment terms are less than one year, the contracts have no significant financing component. The Company allocates the transaction price to each distinct performance obligation based on their relative standalone selling price. Revenue from tangible products is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

Commercial revenue

The Company provides a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation. Revenue is recognized either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis. Contracts typically have a duration of more than one year.

Certain of the Company’s contracts include client performance guarantees and a portion of the fees in those contracts are subject to performance-based metrics such as clinical outcomes or minimum member utilization rate. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Refunds to a customer that results from performance levels that were not met by the end of the measurement period are adjusted to the transaction price, and therefore estimated at the outset of the arrangement.

The Company has also entered into contracts (Note 5) with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.   Business and Asset Acquisitions

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

f. .  Recently Adopted Accounting Pronouncements

(i)	In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses, with an effective date for the first quarter of fiscal year 2020. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company adopted the standard effective as of January 1, 2023, and the adoption of this standard did not have an impact on the Company's consolidated financial statements.
(ii)	In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” The new standard reduces the number of accounting models in ASC 470-20 that require separate accounting for non-bifurcated embedded conversion features. As a result, convertible instruments will no longer be subject to the cash conversion features model or to the beneficial conversion features model and be accounted for as a single unit of account as long as no other features require bifurcation and recognition as derivatives The Company adopted ASU 2020-06, effective January 1, 2023, using the modified retrospective method. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the Company's interim condensed consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 3: – ACQUISITIONS

Prior Acquisitions

Technology Purchase of Physimax Technologies Ltd.

On March 31, 2022, the Company completed the acquisition, through its subsidiary LabStyle, of a technology from Physimax Technologies Ltd (“Physimax Technology”). The Company considered this transaction as an asset acquisition.

The consideration transferred included 256,660 shares of common stock, and a cash payment of $500, The total consideration transferred in the acquisition of Physimax Technology was $1,686. In addition, the Company incurred acquisition-related costs in the amount of $131.

Purchase price allocation:

Under asset acquisition accounting principles, the total purchase price was allocated to Physimax Technology as set forth below.

Amortization
period (Years)

Technology	$1,817	3

NOTE 4: -   INVENTORIES

	March 31,	December 31,
	2023	2022
	Unaudited
Raw materials	$1,152	$1,346
Finished products	5,725	6,610

	$6,877	$7,956

During the three-month period ended March 31, 2023, and the year ended December 31, 2022, total inventory write-down expenses amounted to $38 and $88, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Since the contract consideration includes variable consideration, as of March 31, 2023, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolve.

During 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the year ended December 31, 2022, the Company recognized $1,506 in revenues, and for the three months ended March 31, 2023, the Company recognized $1,485 in revenues, and with additional revenues from the second development plan of $1,009 expected to be recognized by the end of June 2023.

Agreement with National Health Plan

On October 1, 2021, the Company entered into a Master Service Agreement (“MSA”) and into a statement of work (“SOW”, and such SOW, the “October SOW”) with a national health plan (“Health Plan”). Pursuant to the October SOW, the Company will provide the Health Plan access to web and app-based platform, for behavioral health. The Company has concluded that the contract contained a single performance obligation – to provide access to the Company's platform. The consideration in the contract was based entirely on customer usage.

On August 2022, the Company entered into an additional SOW (“August SOW”) with the Health Plan according to which the Company will provide implementation service and shall develop additional features to be included in the platform.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the year ended December 31, 2022, the Company recognized revenues of $1,778. For the three months ended March 31, 2023, the Company recognized $707 in revenues and additional revenues of $255 expected to be recognized by June of 2023.

Revenue Source:

The following tables represent the Company’s total revenues for the three months ended March 31, 2023, and 2022 disaggregated by revenue source:

	Three months ended
	March 31,
	2023	2022

	Unaudited
Commercial	$4,950	$4,549
Consumers	2,116	3,510

	$7,066	$8,059

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2023:

Balance, beginning of the period	$1,320
New performance obligations	7,066
Reclassification to revenue as a result of satisfying performance obligations	(7,461)

Balance, end of the period	$925

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

Costs to fulfill a contract consist of (1) deferred consumer hardware cost incurred in connection with delivery of services that are deferred. (2) deferred costs incurred, related to future performance obligations which are capitalized.

Costs to fulfill a contract as of March 31, 2023, and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	Unaudited
Costs to fulfill a contract, current	$396	$483
Costs to fulfill a contract, noncurrent	79	41

Total Costs to fulfill a contract	$475	$524

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2022	$524
Additions	263
Cost of revenue recognized	(312)

Ending balance as of March 31, 2023	475

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's Loan Facility (as defined herein), and warrant liability were measured at fair value using Level 3 unobservable inputs until the resolution date of March 31, 2023.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	March 31, 2023
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Assets:
Short-term investments	$4,304	$4,304	$—	$0

Total Financial Assets	$4,304	$4,304	$—	$0

Financial Liabilities:
Long Term Loan	25,328	—	—	25,328
Warrant liability	830	—	—	830

Total Financial Liabilities	$26,156	$—	$—	$26,156

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Liabilities:
Long Term Loan	26,928	—	—	26,928
Warrant liability	$910	—	—	910

Total Financial Liabilities	$27,838	$—	$—	$27,838

Loan Facility

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   FAIR VALUE MEASUREMENTS (Cont.)

The Loan incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Loan origination, or June 9, 2022, the discount rate was arrived at by calibrating the loan amount of $25 million with the fair value of the warrants of  $830 and the loan terms interest rate of secured overnight financing rate (“SOFR”) + 9.5%. The implied internal rate of return of the loan was 15.6%. The fair value of the Loan, as of March 31, 2023, and December 31, 2022, were estimated using a discount rate of 15.6% which reflects the internal rate of return of the Loan at closing, as of June 9, 2022. The change in the fair value of the loan was recorded in earnings since the Company has concluded that no adjustment related to instrument specific credit risk was required.

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

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	March 31,	December 31,
	2023	2022
Stock price	$4.12	$4.28
Exercise price	6.62	6.62
Expected term (in years)	6.19	6.44
Volatility	150.3%	148.1%
Dividend rate	-	-
Risk-free interest rate	3.57%	4.05%

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

	Three months ended
	March 31, 2023
	Long-Term Loan	Warrant Liability
Balance as of January 1, 2023	$26,928	$910
Principal payments on long-term loan	(1,389)	—
Change in fair value	(211)	(80)

Balance as of March 31, 2023	$25,328	$830

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -   DEBT

Loan Facility

On June 9, 2022, the Company entered into the Credit Agreement with the Lender. The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million, representing the Initial Commitment Amount, was made available on the closing date and up to $25 million, representing the Delayed Draw Commitment Amount, may be made available on or prior to June 30, 2023, subject to certain revenue requirements. On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Lender.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -   DEBT (Cont.)

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

The Company has also concluded that the FCA is not indexed to the Company's own stock and should be recorded as an asset, measured at fair value with changes in fair value recognized in earnings. During the year ended December 31, 2022, the FCA expired and was derecognized.

The Company elected to account for the Initial Commitment Amount under the fair value option in accordance with ASC 825, “Financial Instruments.” Under the fair value option, changes in fair value are recorded in earnings except for fair value adjustments related to instrument specific credit risk, which are recorded as other comprehensive income or loss.

During the three months ended March 31, 2023, the Company recognized $291 of remeasurement incomes related to the Initial Commitment Amount, which were included as part of financial expenses in the Company's statements comprehensive loss. During the three-month period ended March 31, 2023, and the year ended December 31, 2022, the Company did not recognize any instrument specific credit risk fair value adjustment.

Pursuant to the terms of the Credit Agreement the Company started repayment of the outstanding principal amount of the Initial Commitment Amount of $25 million issued as part of the Loan Facility, together with a repayment premium and other fees in monthly installments of up to $518 beginning as of January 31, 2023, and continuing through the maturity date, or June 9, 2027.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -   COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, the Company is involved in claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

Royalties

The company has a liability to pay future royalties to the Israeli Innovation Authority (the “IIA”) for participation in programs sponsored by the Israeli government for the support of research and development activities. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues (based on the US dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required. During the three months ended March 31, 2023 the Company did not record IIA royalties related to the acquisition of Physimax Technology.

NOTE 9: -   INTANGIBLE ASSETS

a. Definite-lived other intangible assets:
	March 31,	December 31,	Weighted
	2023	2022	Average
	Unaudited		Remaining Life
Original amounts:
Technology	$16,936	$16,936	2.0
Brand	376	376	1.2
	17,312	17,312
Accumulated amortization:
Technology	8,281	7,199
Brand	228	197
	8,509	7,396
Other intangible assets, net	$8,803	$9,916

b. Amortization expenses for the three-month period ended March 31, 2023 and for the year ended December 31, 2022 amounted to $1,113 and $4,361, respectively.

c. Estimated amortization expense:

For the year ended December 31,
Remainder of 2023	$3,399
2024	4,452
2025	952
	$8,803

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   STOCKHOLDERS’ EQUITY

a.	In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s common stock equal to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the three-month period ended March 31, 2023 a total of 10,436 restricted unregistered shares of common stock, were issued to certain service providers under this approval. During the three-month period ended March 31, 2023, the Company recorded compensation expense for service providers in the amount of $43.
b.	During the three-month period ended March 31, 2023, the Company’s Compensation Committee of the Board of Directors approved the grant of 105,000 restricted shares of the Company’s common stock to a consultant and an employee. Out of the restricted shares granted, 30,000 will vest over a period of six months, and the remaining 75,000 restricted shares will vest over a period of two years commencing on the respective grant dates. The 75,000 restricted shares were issued under the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”).
c.	During the three-month period ended March 31, 2023, certain series A Convertible Preferred stockholders converted 10 shares of various classes of the Company’s A Convertible Preferred stock into 3,582 shares of common stock.
d.	In May and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares of the Company’s common stock which shall vest over 12 months and 24 month periods, respectively, to certain consultants of the Company, with an exercise price of $6.45 and $7.20, respectively. During the three-month period ended March 31, 2023, the Company recorded a warrant compensation expense for service providers in the amount of $158.
e.	In December 2022, the Compensation Committee authorized the Company to issue warrants to purchase up to 500,000, shares of common stock, to a certain consultant of the Company, with an exercise price of $5.00. During the three-month period ended March 31, 2023, the Company recorded a warrant compensation expense for service provider in the amount of $175.
f.	In January 2023, the Compensation Committee of the Board of Directors approved the grant of a non-qualified stock option award to purchase 100,000 shares of the Company’s common stock, as well as an additional non-qualified performance-based stock option award to purchase an additional 100,000 shares of the Company’s common stock outside of the Company’s existing equity compensation plans, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its Senior Vice President of Growth’.
g.	In January 2023, the Compensation Committee of the Board of Directors approved the grant of warrants to purchase up to 280,000 shares of common stock, with an exercise price of $5.20, per share to certain consultants. The warrants are exercisable into common stock on or before December 31, 2026. During the three months ended March 31, 2023, the Company recorded compensation expense for those certain service providers in the amount of $142.
h.	In January 2023, the Compensation Committee approved a reduction in the exercise price of fully vested stock option to purchase up to 350,000 shares of common stock issued to certain consultants in the past at exercise prices between $7.50 to $30.00 per share, to an exercise price of $5.20 per share, subject to the performance of additional services. The Company has accounted the change as a modification and recorded the increase in fair value as compensation expense for those certain service providers in the amount of $106.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: - STOCKHOLDERS' EQUITY (Cont.)

i.	On January 30, 2023, the Board of Directors approved to accelerate the unvested portion of 21,250 restricted shares of the Company’s common stock to a certain employee of the Company. The share acceleration was part of a separation agreement with the employee. The Company has accounted the acceleration as a type-3 modification and recorded compensation expenses in the amount of $97.
j.	In February 2023, the Compensation Committee of the Board of Directors approved the grant of options to purchase up to 50,000 shares of common stock, and performance-based options to purchase up to 100,000 shares of common stock to employee of the Company, at an exercise price $4.48 per share. The time vesting restricted shares and stock options vest over a period of three years commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.
k.	Stock plans:

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

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the three-months period ended March 31, 2023, (unaudited) were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,124,302	13.38	6.98	121
Options granted	350,000	5.33	—	—
Options expired	(121,352)	27.23	—	—
Options forfeited	(109,673)	7.41	—	—

Options outstanding at end of period	2,243,277	11.66	7.23	116

Options vested and expected to vest at end of period	1,857,200	12.09	7.11	115

Exercisable at end of period	1,080,195	15.47	5.33	116

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: - STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount is impacted by the changes in the fair market value of the common stock.

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the three-month period ended March 31, 2023, (unaudited) were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	2,207,772
Restricted shares granted	110,000
Restricted shares forfeited	(3,193)

Restricted shares outstanding at end of period	2,314,579

As of March 31, 2023, the total amount of unrecognized stock-based compensation expense was approximately $18,601 which will be recognized over a weighted average period of 1.01 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	March 31,
	2023	2022

	Unaudited
Volatility	92.05-92.62%	91.11-91.40%
Risk-free interest rate	3.54-4.13%	1.89%
Dividend yield	0%	0%
Expected life (years)	5.81-5.88	5.81-5.88

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: - STOCKHOLDERS' EQUITY (Cont.)

The total compensation cost related to all of the Company’s stock-based awards recognized during the three-month period ended March 31, 2023, and 2022 was comprised as follows:

	Three months ended
	March 31,
	2023	2022

	Unaudited
Cost of revenues	$27	$23
Research and development	1,185	1,488
Sales and marketing	1,847	1,651
General and administrative	1,797	2,181

Total stock-based compensation expenses	$4,856	$5,343

NOTE 11: - SELECTED STATEMENTS OF OPERATIONS DATA

	Three months ended
	March 31,
	2023	2022

	Unaudited
Bank charges	$49	$26
Foreign currency adjustments expenses, net	(62)	22
Interest income	(335)	(4)
Revaluation of marketable securities	(16)	—
Loan Interest Expenses	1,072	—
Remeasurement of long-term loan	(211)	—
Remeasurement of warrant liability	(80)	—

Total Financial expenses, net	$417	$44

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -  BASIC AND DILUTED NET LOSS PER COMMON STOCK

We compute net loss per share of common stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period.

The total number of potential shares of common stock related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 5,655,446 and 6,743,093 for the three months ended March 31, 2023, and 2022, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per common stock:

	Three months ended
	March 31,
	2023	2022

	Unaudited
Net loss attributable to common stock shareholders used in computing basic net loss per share	$12,429	$14,509

Weighted average number of common stock used in computing basic loss per share	27,570,013	19,624,079

Basic net loss per common stock	$0.45	$0.74

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 13: -   SUBSEQUENT EVENTS

a.	In April 2023, the Company issued 76,637 shares of common stock to settle an earn-out in connection with the acquisition of wayForward.
b.	On May 1, 2023, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of Preferred Stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the Offering. On May 5, 2023, the Company entered into purchase agreements with accredited investors, relating to the offering of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, collectively with the Series B Preferred Stock, the Series B-1 Preferred Stock and the Series B-2 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to the Company from the Offering are approximately $15,400. In addition, the Preferred Stock will automatically convert into shares of common stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 15-month anniversary of the issuance date. The holders of Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of common stock equal to five percent (5.0%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, and (ii) a number of shares of common stock equal to ten percent (10%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder on the fifth full quarter from the Closing Date.
c.	On May 1, 2023, the Company entered into agreements with certain holders of 3,557 of the Company’s Series A-1 Preferred stock pursuant to a subscription agreement dated November 27, 2019, which are convertible to 1,273,499 shares of common stock. In consideration for deferring the conversion of the Series A-1 Convertible Preferred Stock, the Company agreed to issue additional shares of common stock upon the deferred conversion of the Series A-1 Convertible Preferred Stock as follows: 63,675 shares, in the aggregate, if not converted for at least one quarter, 127,350 shares, in the aggregate, if not converted for at least two quarters, 191,026 shares, in the aggregate, if not converted for at least three quarters, 254,700 shares if not converted for at least four quarters and 382,050 shares, in the aggregate, if not converted for at least five quarters.
d.	On May 1, 2023, the Company refinanced its existing $25,000 credit facility with a new $30,000 credit facility a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the Company and its subsidiary, PsyInnovations Inc. collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000 (the “Loan Facility”), of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023 or the date the Lender approves the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Lenders.

During the term of the Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The Borrowers will pay certain fees with respect to the Loan Facility, including an upfront commitment fee, an administration fee and a prepayment premium, as well as certain other fees and expenses of the Lenders.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 13: -   SUBSEQUENT EVENTS (Cont.)

On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue for each Lender a warrant (the “Warrant”) to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date. The Warrant contains customary share adjustment provisions, as well as adjustments to the number of shares issuable upon exercise of the Warrant and the exercise price in the event of a bona fide equity raise prior to September 30, 2023 at a price less than the then current exercise price.

The Lenders have the right, at any time while the Loan Facility is outstanding, to convert an amount of up to $2,000 of the principal amount of the outstanding Loan Facility into Borrower’s unrestricted shares of the Company’s common stock at a price per share equal to 120% of the then effective exercise price of the Warrant.

e.	On April 13, 2023, the Company’s Compensation Committee of the Board of Directors approved the grant of 415,600 restricted shares of the Company’s common stock to employees under the 2020 Plan. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 627,100 shares of common stock to employees and a consultant of the Company, at exercise prices between $3.92 and $4.174 per share. The stock options vest over a three-year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report for the fiscal year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We began as a direct-to-consumer digital therapeutics company, solving first for the problem of how to engage users and support behavior change to improve clinical outcomes in diabetes. Beginning in 2020, Dario enacted a strategic shift to transform the business model by deploying a business-to-business-to-consumer (“B2B2C”) approach, leveraging the strengths of our consumer solution platform to enable commercial growth opportunities in traditional health business channels by selling to health plans and employers

At the same time, we expanded from a single-condition platform to a multi-condition platform, creating a robust suite of solutions to address the five most commonly co-occurring, behaviorally driven, and expensive chronic conditions, which are also representative of some of the most sought-after digital health solutions: diabetes, hypertension, pre-diabetes/weight management, musculoskeletal and behavioral health. After building weight loss and hypertension management into the legacy diabetes platform, we made three acquisitions in order to expand into musculoskeletal (“MSK”) and behavioral health (“BH”). In that regard, we acquired Upright Technologies Ltd. (“Upright”), PsyInnovations Inc. (“PsyInnovations”) and Physimax Technology assets to expand into the fields of MSK and BH . Our approach to integrating all solutions into one digital therapeutics platform follows the “best-of-suite” offering design principal which provides the user one place to monitor all identified chronic conditions and to deliver a seamless user experience for commonly co-occurring chronic conditions.

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

We continue to generate a significant number of clinical publications. In that regard, we have published 40 real world data studies with total of 10 and 3 generated in 2022 and 2023, respectively, and several more already planned for 2023.

We believe that we are proving the value of our solutions as enterprise business sales continue to grow. With more than 100 signed contracts to date, we have solid evidence on the key differentiators that lead to new business opportunities: a consumer-friendly approach that drives engagement; deep integration capabilities; and best-in-class clinical outcomes.

Recent Developments

PIPE Financing

On May 1, 2023, we entered into securities purchase agreements (each, a “Series B Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of Preferred Stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the Offering. On May 5, 2023, we entered into purchase agreements (the “Series B-3 Purchase Agreement” and together with the Series B Purchase Agreement, the “Purchase Agreement”) with accredited investors, relating to the Offering, to an offering and the sale of an aggregate of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, collectively with the Series B Preferred Stock, the Series B-1 Preferred Stock and the Series B-2 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to us from the Offering are approximately $15.4 million.

On May 1, 2023, we filed the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock, the Certificate of Designation of Preferences, Rights and Limitations of the Series B-1 Preferred Stock, and the Certificate of Designation of Preferences, Rights and Limitations of the Series B-2 Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation,” the “Series B-1 Certificate of Designation,” and the “Series B-2 Certificate of Designation”). On May 5, 2023, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series B-3 Preferred Stock (the “Series B-3 Certificate of Designation,” and together with the “Series B Certificate of Designation,” the “Series B-1 Certificate of Designation,” and the “Series B-2 Certificate of Designation, collectively, the “Certificates of Designation”). Each share of Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations as set forth in each of the Certificates of Designation, into such number of shares of our equal to the number of Preferred Shares to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion (the initial conversion price of the Series B Preferred Stock and Series B-1 Preferred Stock is $3.334, the initial conversion price of the Series B-2 Preferred Stock is $3.37, and the initial conversion price of the Series B-3 Preferred Stock is $3.392) each subject to adjustment in the event of stock splits, stock dividends, and similar transactions.

In addition, the Preferred Stock will automatically convert into shares of common stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 15-month anniversary of the issuance date. The holders of Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of common stock equal to five percent (5.0%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, and (ii) a number of shares of common stock equal to ten percent (10%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder on the fifth full quarter from the closing date.

Loan Facility

On May 1, 2023, we entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the us and our subsidiary, PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40 million (the “Loan Facility”), of which $30 million was made available on the closing date (the “Initial Tranche”) and up to $10 million (the “Discretionary Tranche”) may be made available on the later of July 1, 2023 or the date the Lender approves the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Lenders.

As a result of the execution of the LSA and the funding of the Initial Tranche, the Company satisfied its prior Credit Agreement it previously executed with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), on June 9, 2022 and terminated the Credit Agreement with Orbimed.

Employer Contracts

In March 2023, we announced a new contract with a leading nationwide pharmacy benefits manager, operating in 50 states to provide our digital therapeutics, starting with the diabetes solution, to employer clients beginning in the second quarter of 2023.

In March 2023, we announced a strategic partnership with Amwell® (NYSE: AMWL), a leader in digital healthcare enablement, to deliver its cardiometabolic solution to Amwell customers. Our solution will be available through Amwell beginning in the second half of 2023.

New Hires

In April 2023, we announced the hiring of Mr. Eitan Shay as our Chief Product Officer and Mr. Arnaud Robert, as a Strategic Advisor to our Chief Executive Officer.

Presentation of New Studies

In March 2023, we announced new research investigating personalized efficacy of digital therapeutics for pain management, linking the reduction of back pain for users in a digital posture training program with the personalization of user journeys adapting machine learning models. We set out to determine the effectiveness of deploying adapted machine learning to analyze and personalize user journeys in its posture training solution. We analyzed data from 3,610 users who experienced significant reductions in back pain reported after three weeks using the Company's posture training program with sustained improvement. Users' profile moderated time fluctuations of pain levels and posture quality over time. The data was then analyzed to investigate how the use of machine learning can account for unique individual needs. The results of the study offer a framework to help understand the efficacy of digital therapeutics in helping individuals manage pain.

In May 2023, we announced the results of a study completed by Sanofi which demonstrated significant reductions in healthcare resource utilization for Dario users compared to non-users. The study conducted by Sanofi and presented at the ISPOR conference, demonstrated a statistically significant 9.3% reduction in all-cause Heath Care Resource Utilization (HCRU), including a 23.5% reduction in hospitalizations, in Dario users after 12 months.  This impact of our digital diabetes solution across total health care utilization provides evidence that a whole-health approach to managing chronic conditions like diabetes can potentially reduce utilization rates that lead to potential cost savings.

Results of Operations

Comparison of the three months ended March 31, 2023, and March 31, 2022 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2023, amounted to $7,066, compared to revenues of $8,059 during the three months ended March 31, 2022, representing a decrease of 12.3%. The decrease in revenues for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, resulted mainly from lower revenues from the Company’s consumer (B2C) channel.

Cost of Revenues

During the three months ended March 31, 2023, we recorded costs related to revenues in the amount of $3,898, compared to costs related to revenues of $4,074 during the three months ended March 31, 2022, representing a decrease of 4.3%. The decrease in cost of revenues in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was mainly due to lower cost of revenues from the Company’s consumer channel.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2023, amounted to $3,168 (44.8% of revenues) compared to $3,985 (49.4% of revenues) during the three months ended March 31, 2022. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is due to higher cost of revenues related to services in the three months ended March 31, 2023, compared to the three Months ended March 31, 2022.

Research and Development Expenses

Our research and development expenses decreased by $762, or 12.9%, to $5,165 for the three months ended March 31, 2023, compared to $5,927 for the three months ended March 31, 2022. This decrease was mainly a result of lower payroll, the use of fewer subcontractors, and reduced stock-based compensation expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2023, were $3,961 compared to $4,428 for the three months ended March 31, 2022, a decrease of $467.

Research and development expenses consist mainly of employees’ salaries and related overhead costs involved in research and development activities, expenses related to: (i) our solutions including our Dario Smart Diabetes Management Solution, DarioEngage platform, Dario Move solution and our digital behavioral health solution, (ii) labor contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, (iv) clinical trials performed in the United States to satisfy the FDA product approval requirements and (v) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $3,195, or 33.5%, to $6,340 for the three months ended March 31, 2023, compared to $9,535 for the three months ended March 31, 2022. The decrease was mainly due to decreases in our digital marketing expenses, payroll and related expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2023, were $4,449 compared to $7,843 for the three months ended March 31, 2022, a decrease of $3,394.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, online marketing campaigns of our service offering, trade show expenses, customer support expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $324, or 7.4%, to $4,071 for the three months ended March 31, 2023, compared to $4,395 for the three months ended March 31, 2022. This decrease was mainly due to a decrease in stock-based compensation expenses during the three months ended March 31, 2023. Our general and administrative expenses, excluding stock-based compensation, depreciation and earn-out remeasurement for the three months ended March 31, 2023, were $2,239 compared to $2,552 for the three months ended March 31, 2022, a decrease of $313.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, directors fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses, net for the three months ended March 31, 2023, were $417, representing an increase of $373, compared to financial expenses of $44 for the three months ended March 31, 2022. The increase in our financial expenses was mainly due to interest expense on our long-term loan in the amount of $1,072 partially offset by interest income and the revaluation of short-term investments in the amount of $351 and the revaluation of the long-term loan and the warrant liability, in the amount of $291.

Financial expenses, net primarily consists of credit facility interest expense, interest income from cash balances, the revaluation of short-term investments, bank charges, lease liability and foreign currency translation differences.

Net loss

Net loss decreased by $3,091, or 19.4%, to $12,825 for the three months ended March 31, 2023, compared to a net loss of $15,916 for the three months ended March 31, 2022. The decrease in net loss for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was mainly due to the decrease in our operating expenses.

The factors described above resulted in net loss attributable to common stockholders for the three months ended March 31, 2023, amounted to $12,825, compared to net loss attributable to common stockholders of $16,367 for the three months ended March 31, 2022.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change
Net Loss Reconciliation
Net loss - as reported	$(12,825)	$(15,916)	$3,091

Adjustments
Depreciation expense	97	70	27
Amortization of acquired technology and brand	1,113	963	150
Other financial expenses, net	417	44	373

EBITDA	(11,198)	(14,839)	3,641

Acquisition costs	—	87	(87)
Earn-out remeasurement	—	(452)	452
Stock-based compensation expenses	4,856	5,343	(487)

Non-GAAP adjusted loss	$(6,342)	$(9,861)	$3,519

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of March 31, 2023, we had approximately $43,093 in cash and cash equivalents and short-term investments compared to $49,357 on December 31, 2022.

We have experienced cumulative losses of $298,675 from inception (August 11, 2011) through March 31, 2023 and have a stockholders’ equity of $72,030 on March 31, 2023. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $227,971,000 and a credit facility of $23,786,000 as of March 31, 2023.

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

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. As of March 31, 2023, we sold an aggregate of 73,037 shares of our common stock for aggregate net proceeds of approximately $260,000, pursuant to the Sales Agreement.

On February 1, 2021, we entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of Common Stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000.

On May 1, 2023, we entered into Purchase Agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock, an aggregate of 7,946 shares of Series B-1 Preferred Stock, and an aggregate of 150 shares of Series B-2 Preferred Stock, at a purchase price of $1,000 for each share of Preferred Stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the Offering. On May 5, 2023, we entered into Purchase Agreement with accredited investors, relating to the Offering, to an offering and the sale of an aggregate of 1,106 shares of newly designated Series B-3 Preferred Stock, at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to us from the Offering are approximately $15.4 million.

On May 1, 2023, we entered into the LSA, with the Lenders, which provides for a four-year secured credit facility in an aggregate principal amount of up to $40 million, of which $30 million was made available on the closing date and up to $10 million may be made available on the later of July 1, 2023 or the date the Lender approves the issuance of the Discretionary Tranche. On May 1, 2023, we closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Lenders. As a result of the execution of the LSA and the funding of the Initial Tranche, the Company satisfied its prior Credit Agreement it previously executed with OrbiMed, on June 9, 2022 and terminated the Credit Agreement with Orbimed.

Management believes that the proceeds from the prior private placement and the Loan Facility and the funds we may draw down from the Sales Agreement, combined with our cash on hand and short-term investments are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, we have resolved to remove the going concern note from our financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offering.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2023	2022
	$	$
Cash used in operating activities:	(4,757,000)	(18,094,000)
Cash used in investing activities:	(4,362,000)	(181,000)
Cash provided by financing activities:	(1,389,000)	38,023,000
	(10,508,000)	19,748,000

Net cash used in operating activities

Net cash used in operating activities was $4,757,000 for the three months ended March 31, 2023 a decrease of 73.7% compared to $18,094,000 used in operations for the same period in 2022. Cash used in operations decreased mainly due to the decrease in our operating activities.

Net cash used in investing activities

Net cash used in investing activities was $4,362,000 for the three months ended March 31, 2023 compared to $181,000 net cash used in investing activities during the same period in 2022. The increase is a result of our investment in short-term investments.

Net cash used in financing activities

Net cash used in financing activities was $1,389,000 for the three months ended March 31, 2023 compared to $38,023,000 net cash provided by financing activities during the same period in 2022. The decrease results from the repayment of our loan compared to proceeds from the issuance of common stock and prefunded warrants in the three months ended March 31, 2022.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report and in our Quarterly Report, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.

Currently, our revenues are concentrated with two major customers, Sanofi, and a national health plan, and our revenues may decrease significantly if we were to lose our major customers.

Due to our limited operating history, we have a limited customer base and have depended on a major customer, Sanofi, for a significant portion of our revenue. On February 8, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”) with Sanofi. Pursuant to the Exclusive Agreement, we will provide a license to access and use certain Company data. As of March 31, 2023, our major customer accounted for 44.4% of our accounts receivable balance and, for the three-month period ended March 31, 2023, Sanofi accounted for 42.2% of our revenue. If Sanofi were to terminate the Exclusive Agreement, or if we fail to adequately perform under the Exclusive Agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

In addition, in October 2021, we entered into a master services agreement with a national health plan, which provided for various projects that may be undertaken by us at the direction of the national health plan customer. As of March 31, 2023, the national health plan customer accounted for 13.1% of our accounts receivable balance and, for the three-month period ended March 31, 2023, they accounted for 10.0% of our revenue. During this period, these revenues were as a result of a specific project that we were assigned to complete for this particular customer. There is no guarantee that the national health plan customer will continue to assign us projects under the master services agreement in the future and we may not realize any significant revenues, if at all, if we are not assigned such projects. If we are unable to realize any additional revenues from our master services agreement with the national health plan customer, our revenue could decline, and our results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended March 31, 2023, we issued an aggregate of 75,436 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series B-3 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

4.1	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).
10.1

Form of Securities Purchase Agreement for Series B, Series B-1, and Series B-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

10.2

Loan and Security Agreement, dated May 1, 2023, by and among the Company, as borrower, and Avenue Venture Opportunities Fund II, L.P., as lender (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

10.3

Form of Preferred Agreement with Series A-1 Convertible Preferred Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

10.4

Form of Securities Purchase Agreement for Series B-3 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2023		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)