Form 10-Q
period 2023-06-30
DarioHealth Corp.
filed 2023-08-10
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 27,229,544 shares of common stock outstanding.

When used in this quarterly report, the terms “DarioHealth,” the “Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation, our subsidiaries LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware company, and DarioHealth India Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2023	2022
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,602	$49,357
Short-term restricted bank deposits	393	165
Trade receivables	4,821	6,416
Inventories	5,914	7,956
Other accounts receivable and prepaid expenses	2,047	1,630

Total current assets	65,777	65,524

NON-CURRENT ASSETS:
Deposits	6	6
Operating lease right of use assets	1,071	1,206
Long-term assets	170	111
Property and equipment, net	817	788
Intangible assets, net	7,678	9,916
Goodwill	41,640	41,640

Total non-current assets	51,382	53,667

Total assets	$117,159	$119,191

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2023	2022
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,451	$2,322
Deferred revenues	789	1,320
Operating lease liabilities	145	293
Other accounts payable and accrued expenses	5,691	6,592
Loan, current	—	8,823

Total current liabilities	8,076	19,350

NON-CURRENT LIABILITIES
Operating lease liabilities	885	827
Long-term loan	29,094	18,105
Warrant liability	664	910
Other long-term liabilities	36	—

Total non-current liabilities	30,679	19,842

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 26,784,674 and 25,724,470 shares on June 30, 2023 and December 31, 2022, respectively	3	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 18,959 and 3,567 shares on June 30, 2023 and December 31, 2022, respectively	*) -	*) -
Additional paid-in capital	395,352	365,846
Accumulated deficit	(316,951)	(285,850)

Total stockholders’ equity	78,404	79,999

Total liabilities and stockholders’ equity	$117,159	$119,191

*) Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Revenues:
Services	$4,149	$3,265	$9,406	$8,249
Consumer hardware	2,003	2,918	3,812	5,993
Total revenues	6,152	6,183	13,218	14,242

Cost of revenues:
Services	1,625	1,259	3,102	1,711
Consumer hardware	1,359	2,692	2,699	5,382
Amortization of acquired intangible assets	1,094	1,094	2,175	2,026
Total cost of revenues	4,078	5,045	7,976	9,119

Gross profit	2,074	1,138	5,242	5,123

Operating expenses:
Research and development	$5,222	$4,137	$10,387	$10,064
Sales and marketing	6,460	9,297	12,800	18,832
General and administrative	4,412	5,059	8,483	9,454

Total operating expenses	16,094	18,493	31,670	38,350

Operating loss	14,020	17,355	26,428	33,227

Total financial expenses, net	2,565	672	2,982	716

Loss before taxes	16,585	18,027	29,410	33,943

Income Tax	—	1	—	1

Net loss	$16,585	$18,028	$29,410	$33,944

Other comprehensive loss:
Deemed dividend	$1,691	$433	$1,691	$884

Net loss attributable to shareholders	$18,276	$18,461	$31,101	$34,828

Net loss per share:

Basic and diluted loss per share of common stock	$0.58	$0.74	$1.03	$1.43
Weighted average number of common stock used in computing basic and diluted net loss per share	28,186,345	22,426,019	27,879,881	21,925,089

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2023 (audited)	25,875,295	$3	3,557	$	*)-	$370,702	$(298,675)	$72,030

Exercise of options	4,800	*)-	—		—	*)-	—	—
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	707	(707)	—
Issuance of warrants to service providers	—	—	—		—	595	—	595
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Stock-based compensation	472,199	*)-	—		—	4,697	—	4,697
Issuance of common stock and preferred stock, net of issuance cost	355,743	*)-	15,402		*)-	16,278	—	16,278
Release of common stock related to earnout consideration	76,637	*)-	—		—	—	—	—
Net loss	—	—	—		—	—	(16,585)	(16,585)

Balance as of June 30, 2023 (unaudited)	26,784,674	$3	18,959	$	*)-	$395,352	$(316,951)	$78,404

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2022 (audited)	25,724,470	$3	3,567	$	*)-	$365,846	$(285,850)	$79,999

Exercise of options	4,800	*)-	—		—	*)-	—	—
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	707	(707)	—
Issuance of warrants to service providers	—	—	—		—	1,225	—	1,225
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Stock-based compensation	619,442	—	—		—	8,923	—	8,923
Conversion of preferred stock to common stock	3,582	*)-	(10)		—	—	—	—
Issuance of common stock and preferred stock, net of issuance cost	355,743	*)-	15,402		*)-	16,278	—	16,278
Release of common stock related to earnout consideration	76,637	*)-	—		—	—	—	*)-
Net loss	—	—	—		—	—	(29,410)	(29,410)

Balance as of June 30, 2023 (unaudited)	26,784,674	$3	18,959	$	*)-	$395,352	$(316,951)	$78,404

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2022 (audited)	22,070,963	$2	10,897	$	*)-	$352,564	$(238,381)	$114,185

Conversion of preferred stock to common stock	23,365	*)-	(100)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	433	(433)	—
Issuance of warrants to service providers	—	—	—		—	557	—	557
Stock-based compensation	824,373	*)-	—		—	3,072	—	3,072
Repurchase and retirement of common stock	(58,657)	*)-	—		—	(134)	—	(134)
Net loss	—	—	—		—	—	(18,028)	(18,028)

Balance as of June 30, 2022 (unaudited)	22,860,044	$2	10,797	$	*)-	$356,492	$(256,842)	$99,652

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2021 (audited)	16,573,420	$2	11,927	$	*)-	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*)-	—		—	—	—	—
Conversion of preferred stock to common stock	339,417	*)-	(1,130)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	884	(884)	—
Issuance of warrants to service providers	—	—	—		—	1,858	—	1,858
Stock-based compensation	993,529	*)-	—		—	7,114	—	7,114
Issuance of common stock and pre-funded warrants, net of issuance cost	4,674,454	*)-	—		—	38,023	—	38,023
Issuance of common stock, net of issuance cost upon Acquisition of Physimax Technologies Ltd.	256,660	*)-	—		—	1,186	—	1,186
Repurchase and retirement of common stock	(58,657)	*)-	—		—	(134)	—	(134)
Net loss	—	—	—		—	—	(33,944)	(33,944)

Balance as of June 30, 2022 (unaudited)	22,860,044	$2	10,797	$	*)-	$356,492	$(256,842)	$99,652

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended
	June 30,
	2023	2022

	Unaudited
Cash flows from operating activities:
Net loss	$(29,410)	$(33,944)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	10,148	8,972
Depreciation	191	154
Change in operating lease right of use assets	135	75
Amortization of acquired intangible assets	2,238	2,087
Decrease (increase) in trade receivables	1,595	(1,828)
Increase in other accounts receivable, prepaid expense and long-term assets	(476)	(562)
Decrease (increase) in inventories	2,042	(2,119)
Decrease in trade payables	(871)	(1,838)
Decrease in other accounts payable and accrued expenses	(865)	(1,107)
Decrease in deferred revenues	(531)	(196)
Change in operating lease liabilities	(90)	(98)
Remeasurement of earn-out	—	939
Non cash financial expenses	1,501	256

Net cash used in operating activities	(14,393)	(29,209)

Cash flows from investing activities:
Purchase of property and equipment	(220)	(225)
Purchase of short-term investments	(4,996)	-
Proceeds from redemption of short-term investments	5,033	-
Cash paid as part of Upright Technologies Ltd. acquisition	-	(115)

Net cash used in investing activities	(183)	(340)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	1,410	38,023
Proceeds from issuance of preferred stock, net of issuance costs	14,868	-
Proceeds from borrowings on credit agreement	29,604	23,786
Repayment of long-term loan	(27,833)	-
Repurchase and retirement of common stock	-	(134)

Net cash provided by financing activities	18,049	61,675

Increase in cash, cash equivalents and restricted cash and cash equivalents	3,473	32,126
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	49,470	35,948
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$52,943	$68,074
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$2,044	$181
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$14	$58

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 1:  -   GENERAL

a.	DarioHealth Corp. (the “Company” or “DarioHealth”) was incorporated in the State of Delaware and commenced operations on August 11, 2011.

DarioHealth is a global digital therapeutics (DTx) company delivering personalized evidence-based interventions that are driven by precision data analytics, software, and personalized coaching, DarioHealth has developed an approach with the intent to empower individuals to adjust their lifestyle in holistic way.

DarioHealth’s cross-functional team operates at the intersection of life sciences, behavioral science, and software technology to deliver seamlessly integrated and highly engaging digital therapeutics interventions. Our platform and suite of solutions deliver personalized and dynamic interventions driven by data analytics and one-on-one coaching for diabetes, hypertension, weight management, musculoskeletal pain, and behavioral health.

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011 in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing and other business activities.
c.	Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term deposits, restricted deposits, and trade receivables. For cash and cash equivalents, the Company is exposed to credit risks in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

As of June 30, 2023, the Company's major customer accounted for 68.8% of the Company's accounts receivable balance.

For the three and six-month period ended June 30, 2023, the Company's major customer accounted for 37.8% and 40.2%, respectively, of the Company's revenue in the period.

d.	During the six months ended June 30, 2023, the Company incurred operating losses and negative cash flows from operating activities amounting to $26,428 and $14,393, respectively. On June 30, 2023, the Company had $52,602 in available cash and cash equivalents. Management believes that the Company’s cash on hand is sufficient to meet its obligations as they come due for at least a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2023, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2023, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the six months ended June 30, 2023. Results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Significant Accounting Policies

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are applied consistently in these unaudited interim consolidated financial statements, except as noted in Note 1 (d).

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	June 30,	June 30,
	2023	2022
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$52,602	$67,949
Short-term restricted bank deposits	341	125

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$52,943	$68,074

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

The Company applied the practical expedient in ASC 606 and did not evaluate payment terms of one year or less for the existence of a significant financing component.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. The Company uses judgment in determining the SSP for its hardware and services. To determine SSP, the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company may use alternative methods to estimate the standalone selling price, such as cost plus margin approach.

Consumers revenue

The Company considers customer and distributor purchase orders to be contracts with a customer. For each contract, the Company considers the promise to transfer tangible products and/or services, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. Revenue from tangible products is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period.

Commercial revenue

The Company provides a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception. Revenue is recognized either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis. Contracts typically have a duration of more than one year.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Certain of the Company’s contracts include client performance guarantees and a portion of the fees in those contracts are subject to performance-based metrics such as clinical outcomes or minimum member utilization rates. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Refunds to a customer that results from performance levels that were not met by the end of the measurement period are adjusted to the transaction price, and therefore estimated at the outset of the arrangement.

The Company has also entered into contracts (Note 4) with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

d.   Recently Adopted Accounting Pronouncements

(i)	In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses, with an effective date for the first quarter of fiscal year 2020. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company adopted the standard effective as of January 1, 2023, and the adoption of this standard did not have an impact on the Company's consolidated financial statements.
(ii)	In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” The new standard reduces the number of accounting models in ASC 470-20 that require separate accounting for non-bifurcated embedded conversion features. As a result, convertible instruments will no longer be subject to the cash conversion features model or to the beneficial conversion features model and be accounted for as a single unit of account as long as no other features require bifurcation and recognition as derivatives, The Company adopted ASU 2020-06, effective January 1, 2023, using the modified retrospective method. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the Company's interim condensed consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 3: -   INVENTORIES

	June 30,	December 31,
	2023	2022
	Unaudited
Raw materials	$1,151	$1,346
Finished products	4,763	6,610

	$5,914	$7,956

During the six-month period ended June 30, 2023, and the year ended December 31, 2022, total inventory write-down expenses amounted to $51 and $88, respectively.

NOTE 4: -   REVENUES

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

Since the contract consideration includes variable consideration, as of June 30, 2023, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

In 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the year ended December 31, 2022, the Company recognized $1,506 in revenues, and for the six months ended June 30, 2023, the Company recognized $2,494 in revenues for the completion of the second development plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -   REVENUES (Cont.)

On June 15, 2023, the third development plan (initiated in April 2023), was approved by the parties. The Company concluded that the third development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the three months ended June 30, 2023, the Company recognized $1,316 in revenues, with additional revenues from the third development plan of $1,684 expected to be recognized by the end of June 2024.

Agreement with National Health Plan

On October 1, 2021, the Company entered into a Master Service Agreement (the “MSA”) and into a statement of work (“SOW”, and such SOW, the “October SOW”) with a national health plan (“Health Plan”). Pursuant to the October SOW, the Company will provide the Health Plan access to the Company’s web and app-based platform for behavioral health. The Company has concluded that the contract contained a single performance obligation – to provide access to the Company's platform. The consideration in the contract was based entirely on customer usage.

On August 2022, the Company entered into an additional SOW (the “August SOW”) with the Health Plan according to which the Company will provide implementation services and shall develop additional features to be included in the platform.

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

On February 21, 2023, the Company entered into a change order with the Health Plan according to which the Company will provide additional implementation services and shall develop additional features to be included in the platform. The change order includes a fixed consideration in the amount of $90.

For the year ended December 31, 2022, the Company recognized revenues of $1,778. For the three and six months ended June 30, 2023, the Company recognized $255 and $962 in revenues, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -   REVENUES (Cont.)

Revenue Source:

The following tables represent the Company’s total revenues for the three and six months ended June 30, 2023, and 2022 disaggregated by revenue source:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Commercial	$3,915	$2,847	$8,865	$7,396
Consumers	2,237	3,336	4,353	6,846

	$6,152	$6,183	$13,218	$14,242

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period.

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2023:

Balance, beginning of the period	$1,320
New performance obligations	13,218
Reclassification to revenue as a result of satisfying performance obligations	(13,749)

Balance, end of the period	$789

Costs to Fulfill a Contract

The Company defers costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed as the Company satisfies its performance obligations and recorded into cost of revenue.

Costs to fulfill a contract are recorded in other accounts receivable and prepaid expenses and long-term assets.

Costs to fulfill a contract consist of (1) deferred consumer hardware costs incurred in connection with the delivery of services that are deferred, and (2) deferred costs incurred, related to future performance obligations which are capitalized.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -   REVENUES (Cont.)

Costs to fulfill a contract as of June 30, 2023, and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
	Unaudited
Costs to fulfill a contract, current	$236	$483
Costs to fulfill a contract, noncurrent	76	41

Total costs to fulfill a contract	$312	$524

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2022	$524
Additions	325
Cost of revenue recognized	(537)

Ending balance as of June 30, 2023	312

NOTE 5: -   FAIR VALUE MEASUREMENTS

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   FAIR VALUE MEASUREMENTS (Cont.)

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's Avenue Loan Facility (as defined herein), and warrant liability were measured at fair value using Level 3 unobservable inputs until the payoff date of May 1, 2023. Subsequently, a new loan agreement (Note 6) was obtained, and both the new loan and the warrant liability were measured at fair value.

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	June 30, 2023
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	29,094	—	—	29,094
Warrant liability	664	—	—	664

Total financial liabilities	$29,758	$—	$—	$29,758

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	26,928	—	—	26,928
Warrant liability	$910	—	—	910

Total financial liabilities	$27,838	$—	$—	$27,838

Loan Facilities

On June 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Orbimed Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50,000 (the “Orbimed Loan”), of which $25,000 was made available on the closing date (the “Initial Commitment Amount” or "First Tranche") and up to $25,000 was available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount” or “Second Tranche”). The Delayed Draw Commitment Amount did not materialize due to the repayment of the loan. On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Orbimed Lender.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   FAIR VALUE MEASUREMENTS (Cont.)

On May 1, 2023, the Company entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”),  by and between the Company and its subsidiary PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”) (Note 6).  Upon the initial closing of the LSA, the Company repaid the Orbimed Loan to the Orbimed Lender. The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000 (the “Avenue Loan Facility”), of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023 or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

The fair value of the Avenue Loan Facility is recognized in connection with the Company’s Credit Agreement with respect to the Initial Commitment Amount only (Note 6). The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Avenue Loan Facility, which is reported within non-current liabilities (Maturity Date - May 1, 2027) on the consolidated balance sheets, is estimated by the Company at each reporting date based on significant inputs that are generally determined based on relative value analyses.

The Avenue Loan Facility incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). The implied internal rate of return of the loan was 19%. The fair value of the Avenue Loan Facility, as of June 30, 2023, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1 2023. The change in the fair value of the loan was recorded in earnings since the Company concluded that no adjustment related to instrument-specific credit risk was required.

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Company’s Credit Agreement with the Orbimed Lender and with respect to the Initial Commitment Amount only (Note 6). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within non-current liabilities on the consolidated balance sheets, is estimated by the Company based on the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   FAIR VALUE MEASUREMENTS (Cont.)

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	June 30,	December 31,
	2023	2022
Stock price	$4.01	$4.28
Exercise price	5.90	6.62
Expected term (in years)	5.94	6.44
Volatility	89.3%	148.1%
Dividend rate	-	-
Risk-free interest rate	4.08%	4.05%

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

	Six months ended
	June 30, 2023
	Long-Term Loan	Warrant Liability
Balance as of January 1, 2023	$26,928	$910
Issuance	28,587	—
Principal repayments on long-term loan	(27,833)	—
Change in fair value	1,412	(246)

Balance as of June 30, 2023	$29,094	$664

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   DEBT

Loan Facility

On May 1, 2023, the Company refinanced its existing $25,000 credit facility with a new $30,000 credit facility in the LSA by and between Borrowers and the Avenue Lenders. The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000, of which $30,000 was made available on the closing date and up to $10,000 may be made available on the later of July 1, 2023 or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The Borrowers will pay certain fees with respect to the Avenue Loan Facility, including an upfront commitment fee, an administration fee, and a prepayment premium, as well as certain other fees and expenses of the Avenue Lenders. On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue for each Avenue Lender a warrant (the “Warrant”) to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date. The Warrant contains customary share adjustment provisions, as well as adjustments to the number of shares issuable upon exercise of the Warrant and the exercise price in the event of a bona fide equity raise prior to September 30, 2023, at a price less than the then current exercise price.

The Avenue Lenders have the right, at any time while the Avenue Loan Facility is outstanding, to convert an amount of up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s common stock at a price per share equal to 120% of the then effective exercise price of the Avenue Warrant.

The Company elected to account for the Avenue Loan Facility under the fair value option in accordance with ASC 825, “Financial Instruments.” Under the fair value option, changes in fair value are recorded in earnings except for fair value adjustments related to instrument specific credit risk, which are recorded as other comprehensive income or loss.

During the six months ended June 30, 2023, the Company recognized $320 of remeasurement expenses related to the Initial Commitment Amount, which was included as part of financial expenses in the Company's statements comprehensive loss. During the three- and six-months periods ended June 30, 2023, the Company did not recognize any instrument specific credit risk fair value adjustment.

Warrant Liability

On June 9, 2022 (the closing date of the Orbimed Loan), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 226,586 shares of the Company’s common stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share.

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

Royalties

The company has a liability to pay future royalties to the Israeli Innovation Authority (the “IIA”) for participation in programs sponsored by the Israeli government for the support of research and development activities. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues (based on the U.S. dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required. During the six months ended June 30, 2023 the Company did not record IIA royalties related to the acquisition of Physimax Technology.

NOTE 8: -   INTANGIBLE ASSETS

a. Finite-lived other intangible assets:
	June 30,	December 31,	Weighted
	2023	2022	Average
	Unaudited		Remaining Life
Original amounts:
Technology	$16,936	$16,936	1.7
Brand	376	376	1.9
	17,312	17,312
Accumulated amortization:
Technology	9,375	7,199
Brand	259	197
	9,634	7,396
Other intangible assets, net	$7,678	$9,916

b. Amortization expenses for the six-month period ended June 30, 2023 and for the year ended December 31, 2022 amounted to $2,238 and $4,361, respectively.

c. Estimated amortization expense:

For the year ended December 31,
Remainder of 2023	$2,274
2024	4,452
2025	952
	$7,678

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -   STOCKHOLDERS’ EQUITY

a.	In April 2020, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a monthly grant of shares of the Company’s common stock equal to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the six-month period ended June 30, 2023 a total of 24,027 restricted unregistered shares of common stock were issued to certain service providers under this approval. During the six-month period ended June 30, 2023, the Company recorded compensation expenses for service providers in the amount of $87.
b.	In May and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares (of which warrants to purchase 87,500 have expired) of the Company’s common stock which shall vest over 12 months and 24-month periods, respectively, to certain consultants of the Company, with an exercise price of $6.45 and $7.20, respectively. During the six-month period ending June 30, 2023, the Company recorded a warrant compensation expense for service providers in the amount of $264.
c.	In December 2022, the Compensation Committee authorized the Company to issue warrants to purchase up to 500,000 shares of common stock, to a certain consultant of the Company which shall vest over a 12-month period, with an exercise price of $5.00. During the six-month period ending June 30, 2023, the Company recorded a warrant compensation expense for the service provider in the amount of $352.
d.	During the six-month period ended June 30, 2023, the Company’s Compensation Committee approved the grant of 630,600 restricted shares of the Company’s common stock to employees and consultants of which 490,600 are under the 2020 Plan. Out of the restricted shares granted, 125,000 restricted shares will vest immediately, 30,000 restricted shares will vest over a period of six months, and the remaining 475,600 restricted shares will vest over a period between two to three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 776,600 shares of common stock for employees and consultants of the Company, at exercise prices between $3.92 and $4.48 per share. 676,600 of the stock options vests over a three-year period commencing on the respective grant dates, and 100,000 options are performance based. The options have a ten-year term and were issued under the 2020 Plan.
e.	During the six-month period ended June 30, 2023, certain Series A Convertible Preferred stockholders converted 10 shares of various classes of the Company’s Series A Convertible Preferred Stock into 3,582 shares of common stock.
f.	In January and March 2023, the Compensation Committee approved the grant of a non-qualified stock option awards to purchase 200,000 shares of the Company’s common stock, as well as an additional non-qualified performance-based stock option award to purchase an additional 180,000 shares of the Company’s common stock outside of the Company’s 2020 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its Senior Vice President of Growth’ and its Chief Product Officer.
g.	In January 2023, the Compensation Committee approved the grant of warrants to purchase up to 280,000 shares of common stock, with an exercise price of $5.20, per share to certain consultants. The warrants are exercisable into common stock on or before December 31, 2026. During the six months ended June 30, 2023, the Company recorded compensation expense for those certain service providers in the amount of $310.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

h.	In January 2023, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 350,000 shares of common stock issued to certain consultants in the past at exercise prices between $7.50 to $30.00 per share, to an exercise price of $5.20 per share, subject to the performance of additional services. The Company has accounted for the change as a modification and recorded the increase in fair value as compensation expense for those certain service providers in the amount of $228.
i.	In January and April 2023, the Board of Directors approved to accelerate the unvested portion of 42,500 restricted shares of the Company’s common stock to a certain employee of the Company. The share acceleration was part of a separation agreement with the employee. The Company has accounted for the acceleration as a type-3 modification and recorded compensation expenses in the amount of $153.
j.	In April 2023, the Company issued 76,637 shares of common stock to settle an earn-out in connection with the acquisition of WayForward.
k.	On October 22, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the“ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent (3%) fee paid to the sales agent. For the six months ended June 30, 2023, the Company received net proceeds of $1,410 from the sale of 355,743 shares of the Company’s common stock. As of June 30, 2023, there were $48,181 remaining funds available under the ATM.
l.	On May 1, 2023, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of Preferred Stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the offering. On May 5, 2023, the Company entered into purchase agreements with accredited investors, relating to the offering of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, collectively with the Series B Preferred Stock, the Series B-1 Preferred Stock, and the Series B-2 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. The initial conversion price for the Series B, B-1, B-2, and B-3 Preferred Stock was $3.334, $3.334, $3.370 and $3.392, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to the Company from the offering were approximately $15,400 ($14,807 net of issuance expenses).

The Series B Preferred Stock and Series B-3 Preferred Stock will vote together with the common stock as a single class on an as-converted basis on any matter presented to the shareholders of the Company. The Series B-1 Preferred Stock and Series B-2 Preferred Stock do not possess any voting rights with respect to such matters. Upon any liquidation, dissolution or winding-up of the Company, after the satisfaction in full of the debts of the Company and payment of the liquidation preference to the Senior Securities (as defined herein), holders of Preferred Stock shall be entitled to be paid, on a pari passu basis with the payment of any liquidation preference afforded to holders of any Parity Securities (as defined herein), the remaining assets of the Company available for distribution to its stockholders. For these purposes, (i) “Parity Securities” means the common stock, Series B Preferred Stock, Series B-1 Preferred Stock, the Series B-2 Preferred Stock, the Series B-3 Preferred Stock and any other class or series of capital stock of the Company hereinafter created that expressly ranks pari passu with the Series B Preferred Stock, Series B-1 Preferred Stock, the Series B-2 Preferred Stock and/or the Series B-3 Preferred Stock; and (ii) “Senior Securities” shall mean any class or series of capital stock of the Company hereafter created which expressly ranks senior to the Parity Securities.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

The Preferred Stock will automatically convert into shares of common stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 15-month anniversary of the issuance date. The holders of Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of common stock equal to five percent (5.0%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the closing date, and (ii) a number of shares of common stock equal to ten percent (10%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder on the fifth full quarter from the closing. The Series B-2 Preferred Stock dividend is the subject to receipt of the approval of the Company’s shareholders. The Preferred Stock has been accounted for as equity instruments.

m.	On May 1, 2023, the Company entered into agreements with certain holders of 3,557 of the Company’s Series A-1 Preferred stock pursuant to a subscription agreement dated November 27, 2019, which are convertible to 1,273,498 shares of common stock. In consideration for deferring the conversion of the Series A-1 Convertible Preferred Stock, the Company agreed to issue additional shares of common stock upon the deferred conversion of the Series A-1 Convertible Preferred Stock as follows: 63,676 shares, in the aggregate, if not converted for at least one quarter, 127,350 shares, in the aggregate, if not converted for at least two quarters, 191,026 shares, in the aggregate, if not converted for at least three quarters, 254,700 shares if not converted for at least four quarters and 382,050 shares, in the aggregate, if not converted for at least five quarters.

The Company has concluded that the Series A-1 preferred shares modification should be accounted as an extinguishment transaction and recorded the increase in fair value as a deemed dividend in the amount of $984.

n.	During the six months ended June 30, 2023, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series A-1 Convertible Preferred Stock and the dividend shares earned by Series B Preferred Stock as a deemed dividend in a total amount of $707.
o.	On May 1, 2023, the Company repaid its existing $25,000 credit facility to the Orbimed Lender with a new $30,000 credit facility in the LSA, by and between the Company and the Avenue Lenders. On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue each Avenue Lender the Avenue Warrant to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date. The Company accounted the Avenue Warrants as equity instruments and recorded it in fair value as of May 1, 2023, using the relative fair value method in the amount of $1,389.
p.	Stock plans:

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

On October 14, 2020, the Company’s stockholders approved the 2020 Equity incentive Plan (the “2020 Plan”). Under the 2020 Plan, options to purchase shares of common stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of common stock.

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

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the six-months period ended June 30, 2023, (unaudited) were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,124,302	13.38	6.98	121
Options granted	1,156,600	4.37	—	—
Options exercised	(4,800)	—
Options expired	(164,982)	27.96	—	—
Options forfeited	(173,825)	8.31	—	—

Options outstanding at end of period	2,937,295	9.33	7.68	155

Options vested and expected to vest at end of period	2,384,548	9.74	7.55	140

Exercisable at end of period	1,156,150	14.42	5.27	92

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount is impacted by the changes in the fair market value of the common stock.

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the three-month period ended June 30, 2023, (unaudited) were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of period	2,207,772
Restricted shares granted	525,600
Restricted shares forfeited	(70,185)

Restricted shares outstanding at end of period	2,663,187

As of June 30, 2023, the total amount of unrecognized stock-based compensation expense was approximately $17,166 which will be recognized over a weighted average period of 1.05 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Six months ended
	June 30,
	2023	2022

	Unaudited
Volatility	92.05-92.62%	91.42-92.04%
Risk-free interest rate	3.45-4.13%	2.89-3.00%
Dividend yield	0%	0%
Expected life (years)	5.81-5.88	5.81-6.00

The total compensation cost related to all of the Company’s stock-based awards recognized during the six-month period ended June 30, 2023, and 2022 was comprised as follows:

	Six months ended
	June 30,
	2023	2022

	Unaudited
Cost of revenues	$44	$48
Research and development	2,488	2,048
Sales and marketing	3,670	3,132
General and administrative	3,946	3,744

Total stock-based compensation expenses	$10,148	$8,972

NOTE 10: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Six months ended
	June 30,
	2023	2022

	Unaudited
Bank charges	$65	$45
Foreign currency adjustments expenses, net	105	138
Interest income	(864)	(21)
Revaluation of short-term investments	(37)	—
Remeasurement of long-term loan	3,456	172
Remeasurement of warrant liability	(246)	(342)
Debt issuance cost	503	724

Total Financial expenses, net	$2,982	$716

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

The total number of potential shares of common stock related to the outstanding options, warrants and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 12,195,745 and 7,198,771 for the six months ended June 30, 2023, and 2022, respectively.

The following table sets forth the computation of the Company’s basic and diluted net loss per common stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Net loss attributable to common stock shareholders used in computing basic net loss per share	$16,338	$16,607	$28,849	$31,267

Weighted average number of common stock used in computing basic loss per share	28,186,345	22,426,019	27,879,881	21,925,089

Basic net loss per common stock	$0.58	$0.74	$1.03	$1.43

NOTE 12: -   SUBSEQUENT EVENTS

a.	On July 25, 2023, the Company’s Compensation Committee approved the grant of 296,500 restricted shares of the Company’s common stock to employees and consultants of the Company of which 46,500 are under the 2020 Plan. Out of the restricted shares granted, 100,000 restricted shares will vest immediately, and 196,500 restricted shares will vest over a period between three to four years commencing on the respective grant dates. The Compensation Committee also approved grant warrants to purchase up to 40,000, shares of the Company’s common stock which shall vest over three years to certain consultants of the Company, with an exercise price of $3.46, and the grant of options to purchase up to 57,300 shares of common stock to employees, at exercise prices between $3.69 and $3.97 per share. The stock options vest over a three-year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Plan.
b.	On July 11, 2023, out of the pre-funded warrants that were issued in July 2020 and February 2022, 86,985 were exercised on a cashless basis into 86,983 shares of common stock.
c.	In July 2023, the Company entered into an amended and restated strategic agreement with Sanofi. In this amendment, the parties adjusted certain pre agreed economic parameters, including revenue share adjustments and to allow the acceleration of certain development milestones agreed upon in the initial agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We began as a direct-to-consumer digital therapeutics company, solving first for the problem of how to engage users and support behavior change to improve clinical outcomes in diabetes. Beginning in 2020, we enacted a strategic shift to transform the business model by deploying a business-to-business-to-consumer (“B2B2C”) approach, leveraging the strengths of our consumer solution platform to enable commercial growth opportunities in traditional health business channels by selling to health plans and employers.

At the same time, we expanded from a single-condition platform to a multi-condition platform, creating a robust suite of solutions to address the five most commonly co-occurring, behaviorally driven, and expensive chronic conditions, which are also representative of some of the most sought-after digital health solutions: diabetes, hypertension, pre-diabetes/weight management, musculoskeletal and behavioral health. After building weight loss and hypertension management into the legacy diabetes platform, we made three acquisitions in order to expand into musculoskeletal (MSK) and behavioral health (BH). In that regard, we acquired Upright, PsyInnovations and Physimax Technology assets to expand into the fields of MSK and BH. Our approach to integrating all solutions into one digital therapeutics platform follows the “best-of-suite” offering design principal which provides the user one place to monitor all identified chronic conditions and to deliver a seamless user experience for commonly co-occurring chronic conditions.

These two shifts led to the rapid expansion of our B2B2C business over the last two years and positioned us for success in commercial markets. We continue to achieve key benchmarks as we rapidly scale our B2B2C model, including more than 100 total signed contracts to date and the shift in our commercial pipeline where more than 50% of the contracts signed in the second half of 2022 are for multi-chronic solutions. We believe we have a unique and defensible position in the market thanks to our unique solution origin in consumer markets.

We continue to generate a significant number of clinical publications. In that regard, we have published 43 real world data studies with total of 10 and 6 generated in 2022 and 2023, respectively, and several more already planned for 2023.

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

On May 1, 2023, we filed the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock, the Certificate of Designation of Preferences, Rights and Limitations of the Series B-1 Preferred Stock, and the Certificate of Designation of Preferences, Rights and Limitations of the Series B-2 Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation,” the “Series B-1 Certificate of Designation,” and the “Series B-2 Certificate of Designation”, respectively). On May 5, 2023, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of the Series B-3 Preferred Stock (the “Series B-3 Certificate of Designation,” and together with the Series B Certificate of Designation, the Series B-1 Certificate of Designation, and the Series B-2 Certificate of Designation, the “Certificates of Designation”). Each share of Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations as set forth in each of the Certificates of Designation, into such number of shares of our common stock equal to the number of Preferred Shares to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion (the initial conversion price of the Series B Preferred Stock and Series B-1 Preferred Stock is $3.334, the initial conversion price of the Series B-2 Preferred Stock is $3.37, and the initial conversion price of the Series B-3 Preferred Stock is $3.392) each subject to adjustment in the event of stock splits, stock dividends, and similar transactions.

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

Loan Facility

On May 1, 2023, we entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the us and our subsidiary, PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40 million (the “Loan Facility”), of which $30 million was made available on the closing date (the “Initial Tranche”) and up to $10 million (the “Discretionary Tranche”) may be made available on the later of July 1, 2023 or the date the Avenue Lender approves the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

As a result of the execution of the LSA and the funding of the Initial Tranche, the Company satisfied its prior Credit Agreement it previously executed with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), on June 9, 2022 and terminated the Credit Agreement with Orbimed.

Employer Contracts

In May 2023, the Company announced a new agreement with MedOne Pharmacy Benefit Solutions (“MedOne”), a national leader in modern pharmacy benefits management, to integrate the Company’s suite of digital health solutions as a complement to MedOne's digital diabetes solution, the Diabetes Care Path.

In June 2023, the Company announced two new employer contracts for the Company's full suite of integrated solutions. The new accounts are scheduled to launch in the second half of 2023.

In July 2023, the Company announced a new agreement with a large regional health plan to deliver highly personalized digital health solutions to more than 160,000 Plan members living with hypertension.

Presentation of New Studies

In July 2023, the Company announced a new analysis by Sanofi demonstrating a significant reduction in the cost of care for Dario users compared to non-users living with Type 2 diabetes. The study used matched claims to show an estimated $5,077 in medical cost savings for Dario users compared to non-users.

Agreement with Sanofi

In July 2023, we entered into an amended and restated strategic agreement with Sanofi, an innovative global healthcare company. In this amendment, the parties adjusted certain pre agreed economic parameters, to better align the common interests of the parties in light of the developments in the digital health market after the first year of partnership, including revenue share adjustments that align with both parties' strategic goals. The changes apply to certain customers in exchange for additional promotional activities to be performed by Sanofi. The parties also agreed to allow the acceleration of certain development milestones agreed upon in the initial agreement. This multi-year, $30 million agreement, which is subject to certain contingencies, will help accelerate commercial adoption of our full suite of digital therapeutics and drive the expansion of digital health solutions on our platform. We and Sanofi will collaborate on promoting our multi-condition digital therapeutics solution, significantly increasing our sales reach in the health plan market and selectively in the employer channel. In addition, the agreement calls for us and Sanofi to develop new or enhanced solutions leveraging our platform, and for the parties to generate robust evidence to support future commercialization in the health plan channel.

New Programs

In August 2023, the Company announced a new program to deliver tailored behavior change support for individuals using GLP-1s and other anti-obesity drugs.

Results of Operations

Comparison of the three and six months ended June 30, 2023, and June 30, 2022 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2023, amounted to $6,152 and $13,218 respectively, compared to revenues of $6,183 and $14,242 during the three and six months ended June 30, 2022, representing a decrease of 0.5% and 7.2%, respectively. The decrease in revenues for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, resulted mainly from intended reduction in revenues from the Company’s consumer (B2C) channel.

Cost of Revenues

During the three and six months ended June 30, 2023, we recorded cost of revenues in the amount of $4,078 and $7,976, respectively, compared to costs related to revenues of $5,045 and $9,119 during the three and six months ended June 30, 2022, representing a decrease of 19.2% and 12.5%, respectively. The decrease in cost of revenues in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was mainly due to lower cost of revenues from the Company’s consumer channel.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2023, amounted to $2,074 (33.7% of revenues) and $5,242 (39.7% of revenues), respectively, compared to $1,138 (18.4% of revenues) and $5,123 (36% of revenues) during the three and six months ended June 30, 2022. The increase in gross profit as a percentage of revenue for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, is due to the revenues derived from sales through our commercial channel. Gross profit for the three and six months ended June 30, 2023, excluding amortization of acquired technology were $3,168 (51.5% of revenues) and $7,417 (56.1% of revenues) compared to $2,232 (36.1% of revenues) and $7,149 (50.2% of revenues) during the three and six months ended June 30, 2022.

Research and Development Expenses

Our research and development expenses increased by $1,085, or 26.2%, to $5,222 for the three months ended June 30, 2023, compared to $4,137 for the three months ended June 30, 2022, and increased by $323, or 3.2%, to $10,387 for the six months ended June 30, 2023, compared to $10,064 for the six months ended June 30, 2022. This increase was mainly a result of payroll-related expenses and share-based compensation due to the expansion of our research and development activities. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2023, were $3,904 and $7,865 compared to $3,567 and $7,995 for the three and six months ended June 30, 2022, an increase of $337 and a decrease of $130 respectively.

Research and development expenses consist mainly of employees’ salaries and related overhead costs involved in research and development activities, expenses related to: (i) our solutions including our Dario Smart Diabetes Management Solution, Dario Engage platform, Dario Move solution and our digital behavioral health solution, (ii) labor contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, (iv) clinical trials performed in the United States to satisfy the FDA product approval requirements and (v) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $2,837, or 30.5%, to $6,460 for the three months ended June 30, 2023, compared to $9,297 for the three months ended June 30, 2022, and decreased by $6,032, or 32%, to $12,800 for the six months ended June 30, 2023, compared to $18,832 for the six months ended June 30, 2022. The decrease was mainly due to decreases in our digital marketing expenses, payroll and related expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2023 were $4,591 and $9,039 compared to $7,553 and $15,396 for the three and six months ended June 30, 2022, a decrease of $2,962 and increase of $6,356 respectively.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, online marketing campaigns of our service offering, trade show expenses, customer support expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $647, or 12.8%, to $4,412 for the three months ended June 30, 2023, compared to $5,059 for the three months ended June 30, 2022, and decreased by $971, or 10.3% to $8,483 for the six months ended June 30, 2023, compared to $9,454 for the six months ended June 30, 2022. This decrease was mainly due to a decrease in acquisition and restructuring costs expenses during the three and six months ended June 30, 2023. Our general and administrative expenses, excluding stock-based compensation, depreciation, acquisition related costs and earn-out remeasurement for the three and six months ended June 30, 2023 were $2,229 and $4,468 compared to $2,290 and 4,929 for the three and six months ended June 30, 2022, a decrease of $61 and $374, respectively.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, directors’ fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses, net for the three months ended June 30, 2023, were $2,565, representing an increase of $1,893, compared to financial expenses of $672 for the three months ended June 30, 2022. Our financial expenses, net for the six months ended June 30, 2023, were $2,982 representing an increase of $2,266, compared to financial expenses of $716 for the six months ended June 30, 2022. The increase in our financial expenses was mainly due to expenses, related to the Company’s refinancing its existing $25,000 credit facility obtained on June 9, 2022 with a new $30,000 credit facility, interest expense, debt issuance costs and the revaluation of the long-term loan and the warrant liability, in the amount of $3,713 partially offset by interest income and the revaluation of short-term investments in the amount of $901.

Financial expenses, net primarily consists of credit facility interest expense, interest income from cash balances, the revaluation of short-term investments, loss on early extinguishment of debt, bank charges, lease liability and foreign currency translation differences.

Net loss

Net loss decreased by $1,443, or 8%, to $16,585 for the three months ended June 30, 2023, compared to a net loss of $18,028 for the three months ended June 30, 2022, and decreased by $4,533, or 13.4%, to $29,410 for the six months ended June 30, 2023, compared to a net loss of $33,944 for the six months ended June 30, 2022.

The decrease in net loss for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was mainly due to the decrease in our operating expenses.

The factors described above resulted in net loss attributable to common stockholders for the three and six months ended June 30, 2023, amounted to $18,276 and $31,101, respectively, compared to net loss attributable to common stockholders of $18,461 and $34,828.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with “U.S. GAAP” within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “net loss before interest, taxes, depreciation, and amortization” or “EBITDA”, and “Non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “EBITDA” and “Non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30,
	(in thousands)
	2023	2022	$ Change
Net Loss Reconciliation
Net loss - as reported	$(16,585)	$(18,028)	$1,443

Adjustments
Depreciation expense	94	84	10
Amortization of acquired technology and brand	1,125	1,125	—
Other financial expenses, net	2,565	672	1,893
Income tax	—	1	(1)

EBITDA	(12,801)	(16,146)	3,345

Earn-out remeasurement	—	1,391	(1,391)
Stock-based compensation expenses	5,292	3,629	1,663

Non-GAAP adjusted loss	$(7,509)	$(11,126)	$3,617

	Six Months Ended June 30,
	(in thousands)
	2023	2022	$ Change
Net Loss Reconciliation
Net loss - as reported	$(29,410)	$(33,944)	$4,534

Adjustments
Depreciation expense	191	154	37
Amortization of acquired technology and brand	2,238	2,088	150
Other financial expenses, net	2,982	716	2,266
Income tax	—	1	(1)

EBITDA	(23,999)	(30,985)	6,986

Earn-out remeasurement	—	939	(939)
Stock-based compensation expenses	10,148	8,972	1,176

Non-GAAP adjusted loss	$(13,851)	$(21,074)	$7,223

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of June 30, 2023, we had approximately $52,602 in cash and cash equivalents compared to $49,357 on December 31, 2022.

We have experienced cumulative losses of $316,951 since inception (August 11, 2011) through June 30, 2023, and have a stockholders’ equity of $78,404 as of June 30, 2023. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $244,188 and a credit facility of $25,564 as of June 30, 2023.

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

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. As of June 30, 2023, we sold an aggregate of 429,050 shares of our common stock for aggregate net proceeds of approximately $1,670, pursuant to the Sales Agreement.

On February 1, 2021, we entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of common stock, at a purchase price of $21.35 per share. The aggregate gross proceeds were approximately $70,000.

On May 1, 2023, we entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock, an aggregate of 7,946 shares of Series B-1 Preferred Stock, and an aggregate of 150 shares of Series B-2 Preferred Stock, at a purchase price of $1,000 for each share of Preferred Stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the offering. On May 5, 2023, we entered into securities purchase agreements with accredited investors, relating to an offering and the sale of an aggregate of 1,106 shares of newly designated Series B-3 Preferred Stock, at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to us from the offering are approximately $15.4 million.

On May 1, 2023, we entered into the LSA, with the Avenue Lenders, which provides for a four-year secured credit facility in an aggregate principal amount of up to $40 million, of which $30 million was made available on the closing date and up to $10 million may be made available on the later of July 1, 2023 or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, we closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders. As a result of the execution of the LSA and the funding of the Initial Tranche, the Company satisfied its prior Credit Agreement it previously executed with Orbimed on June 9, 2022 and terminated the Credit Agreement with Orbimed.

Management believes that the proceeds from the prior private placements and the Avenue Loan Facility and the funds we may draw down from the Sales Agreement, combined with our cash on hand and short-term investments are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. As a result, we have resolved to remove the going concern note from our financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2023	2022
	$	$
Cash used in operating activities:	(14,393)	(29,209)
Cash used in investing activities:	(183)	(340)
Cash provided by financing activities:	18,049	61,675
	3,473	32,126

Net cash used in operating activities

Net cash used in operating activities was $14,393 for the six months ended June 30, 2023 a decrease of 50.7% compared to $29,209 used in operations for the same period in 2022. Cash used in operations decreased mainly due to the decrease in our operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $183 for the six months ended June 30, 2023 compared to $340 net cash used in investing activities during the same period in 2022. The decrease is a result of the decline in our intangible assets purchased in the six months ended June 30, 2023 compared to the same period in 2022.

Net cash derived from financing activities

Net cash derived from financing activities was $18,049 for the six months ended June 30, 2023 compared to $61,675 net cash provided by financing activities during the same period in 2022. The decrease results from the decrease in the proceeds from the issuance of preferred shares in the six months ended June 30, 2023 compared to the proceeds from the issuance of common stock and prefunded warrants in the six months ended June 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act“, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.

Currently, our revenues are concentrated with two major customers, Sanofi, and a national health plan, and our revenues may decrease significantly if we were to lose our major customers.

Due to our limited operating history, we have a limited customer base and have depended on a major customer, Sanofi, for a significant portion of our revenue. On February 8, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”) with Sanofi. Pursuant to the Exclusive Agreement, we will provide a license to access and use certain Company data. As of June 30, 2023, our major customer accounted for 68.8% of our accounts receivable balance and, for the three- and six-month periods ended June 30, 2023, Sanofi accounted for 37.8% and 40.2%, respectively, of our revenue. If Sanofi were to terminate the Exclusive Agreement, or if we fail to adequately perform under the Exclusive Agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

In addition, in October 2021, we entered into a master services agreement with a national health plan, which provided for various projects that may be undertaken by us at the direction of the national health plan customer. As of June 30, 2023, the national health plan customer accounted for 11% of our accounts receivable balance and, for the three- and six months period ended June 30, 2023, they accounted for 4.1% and 7.3% respectively, of our revenue. During this period, these revenues were as a result of a specific project that we were assigned to complete for this particular customer. There is no guarantee that the national health plan customer will continue to assign us projects under the master services agreement in the future and we may not realize any significant revenues, if at all, if we are not assigned such projects. If we are unable to realize any additional revenues from our master services agreement with the national health plan customer, our revenue could decline, and our results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2023, we issued an aggregate of 123,591 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
10.1*∧	Amended and Restated Exclusive Preferred Partner, Co-Promotion, Development Collaboration and License Agreement by and between Sanofi US Services, Inc. and DarioHealth Corp., dated July 10, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

∧Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2023		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)