Form 10-Q
period 2023-09-30
DarioHealth Corp.
filed 2023-11-02
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 27,214,670 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,878	$49,357
Short-term restricted bank deposits	395	165
Trade receivables	4,533	6,416
Inventories	5,471	7,956
Other accounts receivable and prepaid expenses	1,934	1,630

Total current assets	56,211	65,524

NON-CURRENT ASSETS:
Deposits	5	6
Operating lease right of use assets	978	1,206
Long-term assets	131	111
Property and equipment, net	999	788
Intangible assets, net	6,541	9,916
Goodwill	41,640	41,640

Total non-current assets	50,294	53,667

Total assets	$106,505	$119,191

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2023	2022
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,929	$2,322
Deferred revenues	684	1,320
Operating lease liabilities	119	293
Other accounts payable and accrued expenses	5,374	6,592
Loan, current	—	8,823

Total current liabilities	8,106	19,350

NON-CURRENT LIABILITIES
Operating lease liabilities	804	827
Long-term loan	29,000	18,105
Warrant liability	524	910
Other long-term liabilities	36	—

Total non-current liabilities	30,364	19,842

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 27,215,157 and 25,724,470 shares on September 30, 2023 and December 31, 2022, respectively	3	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 18,959 and 3,567 shares on September 30, 2023 and December 31, 2022, respectively	*) -	*) -
Additional paid-in capital	401,887	365,846
Accumulated deficit	(333,855)	(285,850)

Total stockholders’ equity	68,035	79,999

Total liabilities and stockholders’ equity	$106,505	$119,191

*) Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Revenues:
Services	$1,765	$4,553	$11,171	$12,802
Consumer hardware	1,753	2,052	5,565	8,045
Total revenues	3,518	6,605	16,736	20,847

Cost of revenues:
Services	599	1,827	3,701	3,538
Consumer hardware	1,203	1,873	3,902	7,255
Amortization of acquired intangible assets	1,106	1,105	3,281	3,131
Total cost of revenues	2,908	4,805	10,884	13,924

Gross profit	610	1,800	5,852	6,923

Operating expenses:
Research and development	$5,665	$4,803	$16,052	$14,867
Sales and marketing	6,363	7,571	19,163	26,403
General and administrative	4,128	3,999	12,611	13,453

Total operating expenses	16,156	16,373	47,826	54,723

Operating loss	15,546	14,573	41,974	47,800

Total financial expenses, net	186	1,059	3,168	1,775

Loss before taxes	15,732	15,632	45,142	49,575

Income Tax	—	—	—	1

Net loss	$15,732	$15,632	$45,142	$49,576

Other comprehensive loss:
Deemed dividend	$1,172	$494	$2,863	$1,378

Net loss attributable to shareholders	$16,904	$16,126	$48,005	$50,954

Net loss per share:

Basic and diluted loss per share of common stock	$0.49	$0.64	$1.52	$2.02
Weighted average number of common stock used in computing basic and diluted net loss per share	28,815,604	22,973,197	28,195,216	22,876,397

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2023 (unaudited)	26,784,674	$3	18,959	$	*)-	$395,352	$(316,951)	$78,404

Exercise of warrants	86,983	*)-	—		—	—	—	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	1,172	(1,172)	—
Issuance of warrants to service providers	—	—	—		—	513	—	513
Stock-based compensation	291,200	*)-	—		—	4,646	—	4,646
Issuance of common stock and preferred stock, net of issuance cost	52,300	*)-	—		—	204	—	204
Net loss	—	—	—		—	—	(15,732)	(15,732)

Balance as of September 30, 2023 (unaudited)	27,215,157	$3	18,959	$	*)-	$401,887	$(333,855)	$68,035

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2022 (audited)	25,724,470	$3	3,567	$	*)-	$365,846	$(285,850)	$79,999

Exercise of options	4,800	*)-	—		—	*)-	—	—
Exercise of warrants	86,983	*)-	—		—	—	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	1,879	(1,879)	—
Issuance of warrants to service providers	—	—	—		—	1,738	—	1,738
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Stock-based compensation	910,642	—	—		—	13,569	—	13,569
Conversion of preferred stock to common stock	3,582	*)-	(10)		—	—	—	—
Issuance of common stock and preferred stock, net of issuance cost	408,043	*)-	15,402		*)-	16,482	—	16,482
Release of common stock related to earnout consideration	76,637	*)-	—		—	—	—	*)-
Net loss	—	—	—		—	—	(45,142)	(45,142)

Balance as of September 30, 2023 (unaudited)	27,215,157	$3	18,959	$	*)-	$401,887	$(333,855)	$68,035

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2022 (unaudited)	22,860,044	$2	10,797	$	*)-	$356,492	$(256,842)	$99,652

Conversion of preferred stock to common stock	308,711	*)-	(885)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	494	(494)	—
Issuance of warrants to service providers	—	—	—		—	609	—	609
Stock-based compensation	122,253	*)-	—		—	4,317	—	4,317
Net loss	—	—	—		—	—	(15,632)	(15,632)

Balance as of September 30, 2022 (unaudited)	23,291,008	$2	9,912	$	*)-	$361,912	$(272,968)	$88,946

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2022	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2021 (audited)	16,573,420	$2	11,927	$	*)-	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*)-	—		—	—	—	—
Conversion of preferred stock to common stock	648,128	*)-	(2,015)		*)-	—	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	1,378	(1,378)	—
Issuance of warrants to service providers	—	—	—		—	2,467	—	2,467
Stock-based compensation	1,115,782	*)-	—		—	11,431	—	11,431
Issuance of common stock and pre-funded warrants, net of issuance cost	4,674,454	*)-	—		—	38,023	—	38,023
Issuance of common stock, net of issuance cost upon Acquisition of Physimax Technologies Ltd.	256,660	*)-	—		—	1,186	—	1,186
Repurchase and retirement of common stock	(58,657)	*)-	—		—	(134)	—	(134)
Net loss	—	—	—		—	—	(49,576)	(49,576)

Balance as of September 30, 2022 (unaudited)	23,291,008	$2	9,912	$	*)-	$361,912	$(272,968)	$88,946

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended
	September 30,
	2023	2022

	Unaudited
Cash flows from operating activities:
Net loss	$(45,142)	$(49,576)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	15,307	13,898
Depreciation	290	243
Change in operating lease right of use assets	228	(887)
Amortization of acquired intangible assets	3,375	3,224
Decrease (increase) in trade receivables	1,883	(3,211)
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	(324)	129
Decrease (increase) in inventories	2,485	(1,534)
Decrease in trade payables	(393)	(3,136)
Decrease in other accounts payable and accrued expenses	(1,182)	(1,401)
Decrease in deferred revenues	(636)	(205)
Change in operating lease liabilities	(196)	800
Remeasurement of earn-out	—	945
Non cash financial expenses	1,267	807

Net cash used in operating activities	(23,038)	(39,904)

Cash flows from investing activities:
Purchase of property and equipment	(501)	(399)
Purchase of short-term investments	(4,996)	—
Proceeds from redemption of short-term investments	5,033	—
Purchase of intangible assets	—	(115)

Net cash used in investing activities	(464)	(514)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	1,614	38,023
Proceeds from issuance of preferred stock, net of issuance costs	14,868	—
Proceeds from borrowings on credit agreement	29,604	23,786
Repayment of long-term loan	(27,833)	—
Repurchase and retirement of common stock	—	(134)

Net cash provided by financing activities	18,253	61,675

Increase in cash, cash equivalents and restricted cash and cash equivalents	(5,249)	21,257
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	49,470	35,948
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$44,221	$57,205
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$3,035	$969
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$14	$1,177

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, short-term deposits, restricted deposits, and trade receivables. For cash and cash equivalents, the Company is exposed to credit risks in the event of default by the financial institutions to the extent that amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

As of September 30, 2023, the Company's major customer accounted for 77.5% of the Company's accounts receivable balance.

For the three and nine-month periods ended September 30, 2023, the Company's major customer accounted for 5.7% and 32.9%, respectively, of the Company's revenue in the period.

d.	During the nine months ended September 30, 2023, the Company incurred operating losses and negative cash flows from operating activities amounting to $41,974 and $23,038, respectively. On September 30, 2023, the Company had $43,878 in available cash and cash equivalents. Management believes that the Company’s cash on hand is sufficient to meet its obligations as they come due for at least a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2023, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2023, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the nine months ended September 30, 2023. Results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	September 30,	September 30,
	2023	2022
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$43,878	$57,081
Short-term restricted bank deposits	343	124

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$44,221	$57,205

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

Commercial revenue – B2B2C

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

Commercial revenue - Strategic partnerships

The Company has also entered into contracts (Note 4) with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

d.   Recently Adopted Accounting Pronouncements

(i)	In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses, with an effective date for the first quarter of fiscal year 2020. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non- Securities and Exchange Commission (“SEC”) reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company adopted the standard effective as of January 1, 2023, and the adoption of this standard did not have an impact on the Company's consolidated financial statements.
(ii)	In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40)” (“ASC470-20”). The new standard reduces the number of accounting models in ASC 470-20 that require separate accounting for non-bifurcated embedded conversion features. As a result, convertible instruments will no longer be subject to the cash conversion features model or to the beneficial conversion features model and be accounted for as a single unit of account as long as no other features require bifurcation and recognition as derivatives, The Company adopted ASU 2020-06, effective January 1, 2023, using the modified retrospective method. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the Company's interim condensed consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 3: -   INVENTORIES

	September 30,	December 31,
	2023	2022
	Unaudited
Raw materials	$1,009	$1,346
Finished products	4,462	6,610

	$5,471	$7,956

During the nine-month period ended September 30, 2023, and the year ended December 31, 2022, total inventory write-down expenses amounted to $60 and $88, respectively.

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

Since the contract consideration includes variable consideration, as of September 30, 2023, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

In 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the year ended December 31, 2022, the Company recognized $1,506 in revenues, and for the nine months ended September 30, 2023, the Company recognized $2,494 in revenues for the completion of the second development plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -   REVENUES (Cont.)

On June 15, 2023, the third development plan (initiated in April 2023), was approved by the parties. The Company concluded that the third development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the three and nine months ended September 30, 2023, the Company recognized $200 and $1,516 in revenues, respectively, with additional revenues from the third development plan of $1,484 expected to be recognized by the end of June 2024.

In July 2023, the Company entered into an amended and restated strategic agreement with Sanofi. Pursuant to the amendment, the parties adjusted certain pre-agreed economic parameters, including revenue share adjustments and to allow the acceleration of certain development milestones agreed upon in the parties’ initial agreement.

Agreement with National Health Plan

On October 1, 2021, the Company entered into a Master Service Agreement (the “MSA”) and a statement of work (“SOW”, and such SOW, the “October SOW”) with a national health plan (“Health Plan”). Pursuant to the October SOW, the Company will provide the Health Plan access to the Company’s web and app-based platform for behavioral health. The Company has concluded that the contract contained a single performance obligation – to provide access to the Company's platform. The consideration in the contract was based entirely on customer usage.

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

For the year ended December 31, 2022, the Company recognized revenues of $1,778. For the nine months ended September 30, 2023, the Company recognized $962 in revenues, for the completion of the August SOW.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -   REVENUES (Cont.)

Revenue Source:

The following tables represent the Company’s total revenues for the three and nine months ended September 30, 2023, and 2022 disaggregated by revenue source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	Unaudited		Unaudited
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$1,284	$1,046	$3,877	$2,468
Commercial - Strategic partnerships	209	3,149	6,481	9,123
Consumers	2,025	2,410	6,378	9,256

	$3,518	$6,605	$16,736	$20,847

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period.

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2023:

Balance, beginning of the period	$1,320
New performance obligations	3,853
Reclassification to revenue as a result of satisfying performance obligations	(4,489)

Balance, end of the period	$684

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4: -   REVENUES (Cont.)

Costs to fulfill a contract as of September 30, 2023, and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
	Unaudited
Costs to fulfill a contract, current	$234	$483
Costs to fulfill a contract, noncurrent	62	41

Total costs to fulfill a contract	$296	$524

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2022	$524
Additions	384
Cost of revenue recognized	(612)

Ending balance as of September 30, 2023 (unaudited)	296

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

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	September 30, 2023
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	29,000	—	—	29,000
Warrant liability	524	—	—	524

Total financial liabilities	$29,524	$—	$—	$29,524

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	26,928	—	—	26,928
Warrant liability	$910	—	—	910

Total financial liabilities	$27,838	$—	$—	$27,838

Loan Facilities

On June 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Orbimed Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50,000 (the “Orbimed Loan”), of which $25,000 was made available on the closing date (the “Initial Commitment Amount”) and up to $25,000 was available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount”). The Delayed Draw Commitment Amount did not materialize. On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Orbimed Lender.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   FAIR VALUE MEASUREMENTS (Cont.)

On May 1, 2023, the Company entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the Company and its subsidiary PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”) (Note 6).  Upon the initial closing of the LSA, the Company repaid the Orbimed Loan to the Orbimed Lender. The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000 (the “Avenue Loan Facility”), of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023, or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

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

The Avenue Loan Facility incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). The implied internal rate of return of the loan was 19%. The fair value of the Avenue Loan Facility, as of September 30, 2023, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. The change in the fair value of the loan was recorded in earnings since the Company concluded that no adjustment related to instrument-specific credit risk was required.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   FAIR VALUE MEASUREMENTS (Cont.)

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	September 30,	December 31,
	2023	2022
Stock price	$3.28	$4.28
Exercise price	5.80	6.62
Expected term (in years)	5.69	6.44
Volatility	91.7%	148.1%
Dividend rate	—	—
Risk-free interest rate	4.62%	4.05%

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

	Nine months ended
	September 30, 2023
	Long-Term Loan	Warrant Liability
Balance as of January 1, 2023	$26,928	$910
Issuance	28,587	—
Principal repayments on long-term loan	(27,833)	—
Change in fair value	1,318	(386)

Balance as of September 30, 2023	$29,000	$524

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   DEBT

Loan Facility

On May 1, 2023, the Company refinanced its existing $25,000 credit facility with a new $30,000 credit facility in the LSA by and between Borrowers and the Avenue Lenders. The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000, of which $30,000 was made available on the closing date and up to $10,000 may be made available on the later of July 1, 2023, or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The Borrowers will pay certain fees with respect to the Avenue Loan Facility, including an upfront commitment fee, an administration fee, and a prepayment premium, as well as certain other fees and expenses of the Avenue Lenders. On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue for each Avenue Lender a warrant (the “Warrant”) to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date. The Warrant contains customary share adjustment provisions, as well as adjustments to the number of shares issuable upon exercise of the Warrant and the exercise price in the event of a bona fide equity raise prior to September 30, 2023, at a price less than the then current exercise price. As of September 30, 2023, the customary share adjustment provisions and adjustments related to a bona fide equity raise prior to September 30, 2023, remain unchanged.

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

During the three and nine-month periods ended September 30, 2023, the Company recognized $94 and $413 of remeasurement income related to the Initial Commitment Amount, respectively, which was included as part of financial expenses in the Company's statements comprehensive loss. During the three and nine month periods ended September 30, 2023, the Company did not recognize any instrument specific credit risk fair value adjustment.

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

Royalties

The company has a liability to pay future royalties to the Israeli Innovation Authority (the “IIA”) for participation in programs sponsored by the Israeli government for the support of research and development activities. The Company is obligated to pay royalties to the IIA, amounting to 3% of the sales of the products and other related revenues (based on the U.S. dollar) generated from such projects, up to 100% of the grants received. Royalty payment obligations also bear interest at the LIBOR rate. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required. During the nine months ended September 30, 2023, the Company did not record IIA royalties related to the acquisition of Physimax Technology.

NOTE 8: -   INTANGIBLE ASSETS

a. Finite-lived other intangible assets:
	September 30,	December 31,	Weighted
	2023	2022	Average
	Unaudited		Remaining Life
Original amounts:
Technology	$16,936	$16,936	1.5
Brand	376	376	1.7
	17,312	17,312
Accumulated amortization:
Technology	10,480	7,199
Brand	291	197
	10,771	7,396
Other intangible assets, net	$6,541	$9,916

b. Amortization expenses for the nine-month period ended September 30, 2023 and for the year ended December 31, 2022 amounted to $3,375 and $4,361, respectively.

c. Estimated amortization expense:

For the year ended December 31,
Remainder of 2023	$1,137
2024	4,452
2025	952
	$6,541

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -   STOCKHOLDERS’ EQUITY

a.	In April 2020, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a monthly grant of shares of the Company’s common stock equal to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the nine-month period ended September 30, 2023, a total of 39,013 restricted unregistered shares of common stock were issued to certain service providers pursuant to this approval. During the nine-month period ended September 30, 2023, the Company recorded compensation expenses for service providers in the amount of $135.
b.	In May 2022 and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares (of which warrants to purchase 87,500 shares have expired) of the Company’s common stock which shall vest over 12 months and 24-month periods, respectively, to certain consultants of the Company, with an exercise price of $6.45 and $7.20, respectively. During the nine-month period ended September 30, 2023, the Company recorded a warrant compensation expense for service providers in the amount of $264.
c.	In December 2022, the Compensation Committee authorized the Company to issue warrants to purchase up to 500,000 shares of common stock, to a certain consultant of the Company which shall vest over a 12-month period, with an exercise price of $5.00. During the nine-month period ended September 30, 2023, the Company recorded a warrant compensation expense for the service provider in the amount of $531.
d.	During the nine-month period ended September 30, 2023, the Company’s Compensation Committee approved the grant of 927,100 restricted shares of the Company’s common stock to employees and consultants of which 537,100 are under the Company’s 2020 Equity Incentive Plan, as amended (“2020 Plan”). Out of the restricted shares granted, 235,000 restricted shares will vest immediately, 30,000 restricted shares will vest over a period of six months, and the remaining 662,100 restricted shares will vest over a period between two to four years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 833,900 shares of common stock for employees and consultants of the Company, at exercise prices between $3.69 and $4.48 per share. Stock options to purchase 528,900 shares of common stock vest over a three-year period commencing on the respective grant dates, and options to purchase 305,000 shares of common stock are performance-based. The options have a ten-year term and were issued under the 2020 Plan.
e.	During the nine-month period ended September 30, 2023, certain Series A Convertible Preferred stockholders converted 10 shares of various classes of the Company’s Series A Convertible Preferred Stock into 3,582 shares of common stock.
f.	In January 2023 and March 2023, the Compensation Committee approved the grant of a non-qualified stock option awards to purchase 200,000 shares of the Company’s common stock, as well as an additional non-qualified performance-based stock option award to purchase an additional 180,000 shares of the Company’s common stock outside of the Company’s 2020 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), in connection with the employment of its Senior Vice President of Growth and its Chief Product Officer.
g.	In January 2023, the Compensation Committee approved the grant of warrants to purchase up to 280,000 shares of common stock, with an exercise price of $5.20, per share to certain consultants. The warrants are exercisable into common stock on or before December 31, 2026. During the nine months ended September 30, 2023, the Company recorded compensation expense for those certain service providers in the amount of $480.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

h.	In January 2023, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 350,000 shares of common stock issued to certain consultants in the past at exercise prices between $7.50 to $30.00 per share, to an exercise price of $5.20 per share, subject to the performance of additional services. The Company has accounted for the change as a modification and recorded the increase in fair value as compensation expense for those certain service providers in the amount of $351.
i.	In January 2023 and April 2023, the Board of Directors approved the acceleration of the unvested portion of 42,500 restricted shares of the Company’s common stock to a certain employee of the Company. The share acceleration was part of a separation agreement with the employee. The Company has accounted for the acceleration as a type-3 modification and recorded compensation expenses in the amount of $153.
j.	In April 2023, the Company issued 76,637 shares of common stock to settle an earn-out payment owed in connection with the acquisition of PsyInnovations, Inc. (dba wayForward).
k.	On July 11, 2023, out of the pre-funded warrants that were issued in July 2020 and February 2022, 86,985 were exercised on a cashless basis into 86,983 shares of common stock.
l.	On July 25, 2023, the Compensation Committee approved the grant of warrants to purchase up to 40,000 shares of common stock, with an exercise price of $3.46, per share to a certain consultant, the stock options vests over a three-year period. The warrants are exercisable into common stock on or before December 31, 2026. During the nine months ended September 30, 2023, the Company recorded compensation expenses for this service provider in the amount of $20.
m.	On October 22, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent (3%) fee paid to the sales agent. For the nine months ended September 30, 2023, the Company received net proceeds of $1,614 from the sale of 408,043 shares of the Company’s common stock. As of September 30, 2023, there was $47,971 in remaining funds available under the ATM.
n.	On May 1, 2023, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of preferred stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the offering. On May 5, 2023, the Company entered into purchase agreements with accredited investors, relating to the offering of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, collectively with the Series B Preferred Stock, the Series B-1 Preferred Stock, and the Series B-2 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. The initial conversion price for the Series B, B-1, B-2, and B-3 Preferred Stock was $3.334, $3.334, $3.370 and $3.392, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to the Company from the offerings were approximately $15,400 ($14,807 net of issuance expenses).

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

The Preferred Stock will automatically convert into shares of common stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 15-month anniversary of the issuance date. The holders of Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of common stock equal to five percent (5.0%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the closing date, and (ii) a number of shares of common stock equal to ten percent (10%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder on the fifth full quarter from the closing. The Series B-2 Preferred Stock dividend is subject to receipt of the approval of the Company’s shareholders. The Preferred Stock has been accounted for as an equity instruments.

o.	On May 1, 2023, the Company entered into agreements with certain holders of 3,557 of the Company’s Series A-1 Preferred Stock pursuant to a subscription agreement dated November 27, 2019, which are convertible to 1,273,498 shares of common stock. In consideration for deferring the conversion of the Series A-1 Convertible Preferred Stock, the Company agreed to issue additional shares of common stock upon the deferred conversion of the Series A-1 Convertible Preferred Stock as follows: 63,676 shares, in the aggregate, if not converted for at least one quarter, 127,350 shares, in the aggregate, if not converted for at least two quarters, 191,026 shares, in the aggregate, if not converted for at least three quarters, 254,700 shares, in the aggregate, if not converted for at least four quarters and 382,050 shares, in the aggregate, if not converted for at least five quarters.

The Company has concluded that the Series A-1 preferred shares modification should be accounted for as an extinguishment transaction and recorded the increase in fair value as a deemed dividend in the amount of $984.

p.	During the nine months ended September 30, 2023, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series A-1 Convertible Preferred Stock and the dividend shares earned by Series B Preferred Stock as a deemed dividend in a total amount of $1,879.
q.	On May 1, 2023, the Company repaid its existing $25,000 credit facility to the Orbimed Lender with a new $30,000 credit facility in the LSA, by and between the Company and the Avenue Lenders. On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue each Avenue Lender the Avenue Warrant to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date. The Company accounted the Avenue Warrants as equity instruments and recorded it in fair value as of May 1, 2023, using the relative fair value method in the amount of $1,389.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

r.	Stock plans:

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

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the nine-months period ended September 30, 2023, (unaudited) were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,124,302	13.38	6.98	121
Options granted	1,213,900	4.33	—	—
Options exercised	(4,800)	—	—	—
Options expired	(221,870)	29.85	—	—
Options forfeited	(267,360)	7.05	—	—

Options outstanding at end of period	2,844,172	8.85	7.46	75

Options vested and expected to vest at end of period	2,313,229	9.18	7.32	75

Exercisable at end of period	1,236,729	12.80	5.40	75

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the third quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount is impacted by the changes in the fair market value of the common stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: - STOCKHOLDERS' EQUITY (Cont.)

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the nine-month period ended September 30, 2023, (unaudited) were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year (audited)	2,207,772
Restricted shares granted	572,100
Restricted shares forfeited	(90,471)

Restricted shares outstanding at end of period	2,689,401

As of September 30, 2023, the total amount of unrecognized stock-based compensation expense was approximately $13,286 which will be recognized over a weighted average period of 0.94 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Nine months ended
	September 30,
	2023	2022

	Unaudited
Volatility	90.90-92.62%	92.25-92.60%
Risk-free interest rate	3.45-4.13%	2.70-3.01%
Dividend yield	0%	0%
Expected life (years)	5.81-5.88	5.81-5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the nine-month period ended September 30, 2023, and 2022 was comprised as follows:

	Nine months ended
	September 30,
	2023	2022

	Unaudited
Cost of revenues	$62	$72
Research and development	3,713	3,215
Sales and marketing	5,549	5,089
General and administrative	5,983	5,522

Total stock-based compensation expenses	$15,307	$13,898

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Nine months ended
	September 30,
	2023	2022

	Unaudited
Bank charges	$88	$59
Foreign currency adjustments expenses, net	39	51
Interest income	(1,398)	(228)
Revaluation of short-term investments	(37)	—
Remeasurement of long-term loan	4,354	1,945
Remeasurement of warrant liability	(386)	(929)
Debt issuance cost	508	724
Remeasurement of financial commitment asset	—	153

Total Financial expenses, net	$3,168	$1,775

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK

We compute net loss per share of common and preferred stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the common stock, which includes prefunded warrants.

The total number of potential shares of common stock related to the outstanding options, warrants and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 12,551,707 and 6,804,530 for the nine months ended September 30, 2023, and 2022, respectively.

The following table sets forth the computation of the Company’s basic net loss per common and preferred stock:

	Three months ended
	September 30,
	2023
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3
Basic loss per share
Numerator:
Allocation of undistributed loss	$14,195,692	$432,853	$916,373	$1,174,436	$21,949	$160,745

Denominator:
Number of shares used in per share computation	28,815,604	3,557	6,200	7,946	150	1,106

Basic loss per share amounts:
Distributed earnings - deemed dividends	—	64.66	61.10	61.10	60.45	61.97
Undistributed loss - allocated	(0.49)	(121.69)	(147.80)	(147.80)	(146.32)	(145.34)
Basic losses per share	$(0.49)	$(57.03)	$(86.70)	$(86.70)	$(85.87)	$(83.37)

	Nine months ended
	September 30,
	2023
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$42,859,300	$1,335,551	$1,543,179	$1,977,758	$36,962	$250,711

Denominator:
Number of shares used in per share computation	28,195,216	3,557	3,384	4,337	82	559

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends	—	382.33	179.33	179.57	177.65	182.78
Undistributed loss - allocated	(1.52)	(375.47)	(456.04)	(456.04)	(451.48)	(448.44)
Basic earnings (loss) per share	$(1.52)	$6.86	$(276.70)	$(276.47)	$(273.83)	$(265.65)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

	Three months ended
	September 30,
	2022
	Unaudited
	Common Stock	Preferred A	Preferred A-1	Preferred A-2	Preferred A-3	Preferred A-4
Basic loss per share
Numerator:
Allocation of undistributed Loss	$14,634,828	$516,470	$678,820	$114,013	$133,011	$55,220

Denominator:
Number of shares used in per share computation	22,973,197	3,283	4,315	765	1,039	510

Basic loss per share amounts:
Distributed earnings - deemed dividends	—	37.31	58.51	44.22	55.07	55.57
Undistributed loss - allocated	(0.64)	(157.32)	(157.32)	(149.04)	(128.02)	(108.27)
Basic loss per share	$(0.64)	$(120.01)	$(98.80)	$(104.82)	$(72.95)	$(52.70)

	Nine months ended
	September 30,
	2022
	Unaudited
	Common Stock	Preferred A	Preferred A-1	Preferred A-2	Preferred A-3	Preferred A-4
Basic loss per share
Numerator:
Allocation of undistributed loss	$46,210,877	$1,637,933	$2,152,812	$361,581	$421,832	$175,125

Denominator:
Number of shares used in per share computation	22,876,397	3,283	4,315	765	1,039	510

Basic loss per share amounts:
Distributed earnings - deemed dividends	—	135.94	146.97	139.81	163.42	164.91
Undistributed loss - allocated	(2.02)	(498.91)	(498.91)	(472.65)	(406.00)	(343.38)
Basic loss per share	$(2.02)	$(362.97)	$(351.95)	$(332.84)	$(242.58)	$(178.48)

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

We continue to generate a significant number of clinical publications. In that regard, we have published 44 real world data studies with total of 10 and 7 generated in 2022 and 2023, respectively, and several more already planned for 2023.

We believe that we are proving the value of our solutions as enterprise business sales continue to grow. With more than 100 signed contracts to date, we have solid evidence on the key differentiators that lead to new business opportunities: a consumer-friendly approach that drives engagement; deep integration capabilities; and best-in-class clinical outcomes.

Recent Developments

Employer Contracts

In August 2023, we announced the expansion of our agreement with a large regional health plan to deliver highly personalized digital health solutions to plan members living with diabetes. The launch for this large regional health plan is anticipated to be in the first quarter of 2024.

In August 2023, we announced a new agreement with PlanSource, a leading provider of cloud-based benefits administration and engagement technology, to offer integrated digital health solutions to more than five million consumers.

In October 2023, we announced a new strategic partnership with a top five national employee benefits consulting firm to become the preferred digital health and chronic condition solution partner for its national employer clients.

Presentation of New Studies

In August 2023, we announced new research presented at the ADCES23 Annual Conference held in Houston, Texas. The new research demonstrated our ability to sustainably improve health outcomes for users with diabetes over a two-year period.

In September 2023, we announced new research published in the Journal of Medical Internet Research (JMIR) demonstrating the impact of coaching and breathing exercises as part of our digital behavioral health program alongside coaching and breathing exercises for members living with depression or anxiety.

In October 2023, we announced new research presented by Sanofi at the Academy of Managed Care Pharmacy's 2023 annual conference Nexus, demonstrating a 36% reduction in 30-day hospital readmissions for our users compared to non-users living with type 2 diabetes.

Launch of Apple iPhone 15 Accessible Smart Blood Glucose Meter

In November 2023, we announced the launch of a new smart blood sugar meter for Apple iPhone 15 users to support ongoing engagement with new and existing members.

Results of Operations

Comparison of the three and nine months ended September 30, 2023, and September 30, 2022 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2023, amounted to $3,518 and $16,736 respectively, compared to revenues of $6,605 and $20,847 during the three and nine months ended September 30, 2022, representing a decrease of 46.7% and 19.7%, respectively. The decrease in revenues for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, resulted mainly from a reduction in revenue relating to data access and development services derived from the Company’s strategic partnerships that are included in revenues from providing services. The decrease in revenues for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, resulted mainly from the intended reduction in revenues from consumer hardware sales and a reduction in revenue relating to data access and development services derived from the Company’s strategic partners that are included in revenues from providing services.

Cost of Revenues

During the three and nine months ended September 30, 2023, we recorded cost of revenues in the amount of $2,908 and $10,884, respectively, compared to costs related to revenues of $4,805 and $13,924 during the three and nine months ended September 30, 2022, representing a decrease of 39.5% and 21.8%, respectively. The decrease in cost of revenues in the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was mainly due to lower cost of revenues from our services channel due to a postponement of certain projects caused by our strategic partner. The decrease in cost of revenues in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was mainly due to lower cost of revenues from our consumer hardware channel, resulting mainly from an intended reduction in revenues from our consumer hardware channel.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2023, amounted to $610 (17.3% of revenues) and $5,852 (35% of revenues), respectively, compared to $1,800 (27.3% of revenues) and $6,923 (33.2% of revenues) during the three and nine months ended September 30, 2022. The decrease in gross profit as a percentage of revenues for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is due to the decrease in gross profit derived from the sale of services partially offset by an increase in the gross profit generated from consumer hardware. The increase in gross profit as a percentage of revenues for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, is due to the increase in the gross profit generated from consumer hardware revenues partially offset by a decrease in gross profit derived from revenues derived from services. Gross profit for the three and nine months ended September 30, 2023, excluding amortization of acquired technology were $1,716 (48.8% of revenues) and $9,133 (54.6% of revenues) compared to $2,905 (44% of revenues) and $10,054 (48.2% of revenues) during the three and nine months ended September 30, 2022.

Research and Development Expenses

Our research and development expenses increased by $862, or 17.9%, to $5,665 for the three months ended September 30, 2023, compared to $4,803 for the three months ended September 30, 2022, and increased by $1,185, or 8%, to $16,052 for the nine months ended September 30, 2023, compared to $14,867 for the nine months ended September 30, 2022. The increase in research and development expenses for the three months ended September 30, 2023 compared to the three months ended September 30 2022 was mainly a result of a reduction in the allocation of payroll expenses related to development services provided under our strategic agreements to the cost of revenues, partially offset by a reduction in subcontractors and consulting expenses. The increase in research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was mainly due to an increase in payroll expenses, share-based compensation expenses, a reduction in the allocation of payroll expenses related to development services provided under our strategic agreements to the cost of revenues and other research and development expenses, partially offset by a reduction in subcontractors and consulting expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2023, were $4,417 and $12,282 compared to $3,625 and $11,620 for the three and nine months ended September 30, 2022, an increase of $792 and $6,624, respectively.

Research and development expenses consist mainly of employees’ salaries and related overhead costs involved in research and development activities, expenses related to: (i) our solutions including our Dario Smart Diabetes Management Solution, our engagement platform, Dario Move solution and our digital behavioral health solution, (ii) labor contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, (iv) clinical trials performed in the United States to satisfy the FDA product approval requirements and (v) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $1,208, or 16%, to $6,363 for the three months ended September 30, 2023, compared to $7,571 for the three months ended September 30, 2022, and decreased by $7,240, or 27.4%, to $19,163 for the nine months ended September 30, 2023, compared to $26,403 for the nine months ended September 30, 2022. The decrease in sales and marketing expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was mainly due to decreases in our payroll and related expenses.

The decrease in sales and marketing expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was mainly due to the decrease in our digital marketing expenses and payroll and related expenses. Our sales and marketing expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2023 were $4,445 and $13,484 compared to $5,570 and $20,966 for the three and nine months ended September 30, 2022, a decrease of $1,125 and increase of $7,482 respectively.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, online marketing campaigns of our service offering, trade show expenses, customer support expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $129, or 3.2%, to $4,128 for the three months ended September 30, 2023, compared to $3,999 for the three months ended September 30, 2022, and decreased by $842, or 6.3% to $12,611 for the nine months ended September 30, 2023, compared to $13,453 for the nine months ended September 30, 2022. The increase in general and administrative expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due to an increase in stock-based compensation and legal fees. The decrease in general and administrative expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was mainly due to a decrease in acquisition and restructuring costs expenses, and other consulting expenses during the nine months ended September 30, 2023. Our general and administrative expenses, excluding stock-based compensation, depreciation, acquisition-related costs and earn-out remeasurement for the three and nine months ended September 30, 2023, were $2,053 and $6,521 compared to $2,178 and $7,107 for the three and nine months ended September 30, 2022, a decrease of $125 and $586, respectively.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, directors’ fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Expenses, net

Our financial expenses, net for the three months ended September 30, 2023, were $186, representing a decrease of $873, compared to financial expenses of $1,059 for the three months ended September 30, 2022. Our financial expenses, net for the nine months ended September 30, 2023, were $3,168, representing an increase of $1,393, compared to financial expenses of $1,775 for the nine months ended September 30, 2022. The decrease in our financial expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was mainly due to the increase in interest income and an income from the reduction of the revaluation of the long-term loan and the warrant liability relating to the loan provided by Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as lenders (the “Avenue Lenders”). The increase in our financial expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was mainly due to expenses, related to the Company’s refinancing of its former $25,000 credit facility obtained on June 9, 2022 with a new $30,000 credit facility, interest expense, debt issuance costs and the revaluation of the long-term loan and the warrant liability relating to the loan previously provided by OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”).

Financial expenses, net primarily consists of credit facility interest expense, interest income from cash balances, the revaluation of short-term investments, bank charges, lease liability and foreign currency translation differences.

Net loss

Net loss increased by $100, or 0.6%, to $15,732 for the three months ended September 30, 2023, compared to a net loss of $15,632 for the three months ended September 30, 2022, and decreased by $4,434, or 8.9%, to $45,142 for the nine months ended September 30, 2023, compared to a net loss of $49,576 for the nine months ended September 30, 2022.

The decrease in net loss for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was mainly due to the decrease in our operating expenses.

The factors described above resulted in net loss attributable to stockholders for the three and nine months ended September 30, 2023, amounted to $16,904 and $48,005, respectively, compared to net loss attributable to stockholders of $16,126 and $50,954 for the three and nine months ended September 30, 2022.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30,
	(in thousands)
	2023	2022	$ Change
Net Loss Reconciliation
Net loss - as reported	$(15,732)	$(15,632)	$(100)

Adjustments
Depreciation expense	99	89	10
Amortization of acquired technology and brand	1,137	1,136	1
Other financial expenses, net	186	1,059	(873)

EBITDA	(14,310)	(13,348)	(962)

Earn-out remeasurement	—	6	(6)
Stock-based compensation expenses	5,159	4,926	233

Non-GAAP adjusted loss	$(9,151)	$(8,416)	$(735)

	Nine Months Ended September 30,
	(in thousands)
	2023	2022	$ Change
Net Loss Reconciliation
Net loss - as reported	$(45,142)	$(49,576)	$4,434

Adjustments
Depreciation expense	290	243	47
Amortization of acquired technology and brand	3,375	3,224	151
Other financial expenses, net	3,168	1,775	1,393
Income tax	—	1	(1)

EBITDA	(38,309)	(44,333)	6,024

Earn-out remeasurement	—	945	(945)
Stock-based compensation expenses	15,307	13,898	1,409

Non-GAAP adjusted loss	$(23,002)	$(29,490)	$6,488

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of September 30, 2023, we had approximately $43,878 in cash and cash equivalents compared to $49,357 on December 31, 2022.

We have experienced cumulative losses of $333,855 since inception (August 11, 2011) through September 30, 2023, and have a stockholders’ equity of $68,035 as of September 30, 2023. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $244,392 and a credit facility of $25,564 as of September 30, 2023.

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

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. For the nine months ended September 30, 2023, the Company received net proceeds of $1,614 from the sale of 408,043 shares of the Company’s common stock. As of September 30, 2023, there was $47,971 in remaining funds available under the Sales Agreement.

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

On May 1, 2023, we entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the us and our subsidiary, PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and the Avenue Lenders. The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40 million, of which $30 million was made available on the closing date (the “Initial Tranche”) and up to $10 million may be made available on the later of July 1, 2023 or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, we closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders. As a result of the execution of the LSA and the funding of the Initial Tranche, the Company satisfied its prior Credit Agreement it previously executed with OrbiMed, on June 9, 2022 and terminated the Credit Agreement with Orbimed.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2023	2022
	$	$
Cash used in operating activities:	(23,038)	(39,904)
Cash used in investing activities:	(464)	(514)
Cash provided by financing activities:	18,253	61,675
	(5,249)	21,257

Net cash used in operating activities

Net cash used in operating activities was $23,038 for the nine months ended September 30, 2023, a decrease of 42.3% compared to $39,904 used in operations for the same period in 2022. Cash used in operations decreased mainly due to the decrease in our net loss, decrease in trade receivables, inventories, and trade payables.

Net cash used in investing activities

Net cash used in investing activities was $464 for the nine months ended September 30, 2023 compared to $514 net cash used in investing activities during the same period in 2022. The decrease is a result of the decrease in our intangible assets purchased, and property and equipment purchased in the nine months ended September 30, 2023, compared to the same period in 2022.

Net cash provided from financing activities

Net cash derived from financing activities was $18,253 for the nine months ended September 30, 2023, compared to $61,675 net cash provided by financing activities during the same period in 2022. The decrease results from the decrease in the proceeds from the issuance of preferred shares in the nine months ended September 30, 2023 compared to the proceeds from the issuance of common stock and prefunded warrants in the nine months ended September 30, 2022, and from the reduction in the amounts borrowed in the first nine months of 2023 compared to the first nine months of 2022.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to our limited operating history, we have a limited customer base and have depended on a major customer, Sanofi, for a significant portion of our revenue. On February 8, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”) with Sanofi. Pursuant to the Exclusive Agreement, we will provide a license to access and use certain Company data. As of September 30, 2023, our major customer accounted for 77.5% of our accounts receivable balance and, for the three- and nine-month periods ended September 30, 2023, Sanofi accounted for 5.7% and 32.9%, respectively, of our revenue. If Sanofi were to terminate the Exclusive Agreement, or if we fail to adequately perform under the Exclusive Agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our officers are residents of Israel. Accordingly, political, economic and military and security conditions in Israel and the surrounding region may directly affect our business. Any conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct some of its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants (and their spouses or partners) in Israel have been called, and additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations.

Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon has also launched missile, rocket and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	risks and uncertainties associated with the ongoing COVID-19 pandemic;

●	changes in foreign currency exchange rates;

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;

●	the success of competitive drugs or therapies;

●	regulatory or legal developments in the United States and other countries;

●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our product candidates or clinical development programs;

●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting the Company and the outcome thereof;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in our market sector;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and

●	investors’ general perception of us and our business.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2023 through October 27, 2023 ranged from a high of $6.22 per share (on January 17, 2023) to a low of $1.30 per share (on October 27, 2023). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, if the stock price of our common stock continues to trade at its current level, it may imply as a negative indicator of the valuation of our intangible assets and our goodwill, which could result in an impairment for these assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2023, we issued an aggregate of 264,986 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: November 2, 2023		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)