Form 10-K
period 2023-12-31
DarioHealth Corp.
filed 2024-03-28
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 001-37704

DARIOHEALTH CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

322 W. 57th St. New York, New York	10011
(Address of principal executive offices)	(Zip Code)

(972)-4 770-6377

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	DRIO	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $98,193,532.

As of March 22, 2024, the registrant had outstanding 29,442,532 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our ability to meet the requirements of our existing debt facility;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners, including Sanofi U.S. Services Inc. (“Sanofi”);
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	general market, political and economic conditions in the countries in which we operate, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

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

When used in this Annual Report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware company, Twill, Inc., a Delaware company, and DarioHealth India Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica, and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

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

Twill, a company which we recently acquired, is a global, digital-first solution with a mission to improve the mental and physical health of people everywhere. Through Twill, we provide personalized and connected care that accelerates access to mental health and well-being through highly engaging evidence-based programs, supportive communities, human-led coaching and therapy. Twill’s solution is used by enterprises, health plans, pharmaceutical companies, and individuals around the world, and is available globally in 10 languages, covering more than 18 million lives.

During the last few years, our strategy has been to evolve from point solution to a comprehensive multi condition platform. We have pursed this strategy since 2021, resulting in various acquisitions and the recent acquisition of Twill.

We believe that digital health is undergoing a massive transformation, as innovators evolve from offering point solutions to more integrated approaches. We believe that we are uniquely poised to answer that call and usher in the next generation of digital health.

Twill Acquisition

With the integration of Twill, we believe that we can achieve multiple advantages as well as synergies in multiple fronts:

1.	Product offering
2.	Commercial channels
3.	Improved clients and member experience and economics
4.	Improved financial profile with accelerated path to profitability.

Product Offering

With Twill, we believe we have created the most comprehensive and engaging digital health platform to provide best-in-class support for mental well-being, maternal health, and the costliest chronic conditions. We believe that this unified approach will meet people where they are on their health journey and accelerate access to personalized support and connected care.

With the combination of Twill, we also plan to tap into navigation technology “Twill Care” that helps take over the top of the funnel and help employers and health plans to enroll more members into the platform. With a unified platform, we believe that our platform addresses multiple health needs in a seamless user experience and represents a significant step forward to unlock the value of digital health for our members, clients, and partners. In addition, following the acquisition of Twill, we now have a combined wealth of data and insights across individual care journeys to guide strategy across a wide range of health needs. As a result, we believe that our unified set of solutions, delivering best-in-class outcomes, are now ready to optimize and scale for greater impact.

Commercial Channels

Following the acquisition of Dario and Twill, we are sharing the exact same channels for product offering delivery:

●	Employers
●	Health Plans
●	Pharma

In our experience over the last few years, we believe that payers would like to utilize one integrated solution. We now have synergies with Twill where we can offer such an integrated solution. In addition, our acquisition of Twill creates immediate scale, with four of the five top health plans, multiple Fortune 100 employers, and several major pharmaceutical companies as customers.

Improved client and member experience and economics

Following the acquisition of Twill, we believe we will see a significant improvement in higher revenue per every dollar invested into sales and marketing. We expect improvement in all metrics: more eligible lives to support, improved enrollment rate, higher engagement, and also higher revenue per user on average from total lives.

It all starts with the ability to deliver a streamlined and holistic member journey. With industry-leading activation rates, Twill’s immediate access to mental health and well-being support significantly expands our reach across populations. We are then able to keep members engaged through a variety of health and condition areas to meet their dynamic needs. We use billions of consumer data insights to drive 80% retention after one year.

Addressing each person’s well-being is the key to delivering lasting behavior change. We are aiming to reach more people by providing them with an approachable entry point to care and a more holistic solution to whole body health. The acquisition of Twill allows us to do more in one place, incorporating some of the most common and interconnected health conditions, to drive more value for both members and customers.

Not only does the combination of our complementary solutions address the market need for more integrated solutions but the combination of two digitally led companies enables us to continue innovating without the usual requirements for deep investment to deliver the ultimate value for our stakeholders’ better outcomes at lower cost to accelerate profitability.

Improved financial profile

We believe that the synergies following our acquisition of Twill are also on the organization and operations levels, as both companies are technology companies operating in the health care industry and focusing on the consumer to achieve clinical performance.

Given the synergies above we anticipate improvement in the combined entity financial profile including the potential for 30% annualized cost synergies within two years, a potential increase in revenues on a pro forma basis, an increase in margins and an accelerated path to profitability in 2025 through revenue scale, increased gross margins and cost synergies.

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

These two shifts led to the rapid expansion of our B2B2C business over the last two years and positioned the company for success in commercial markets. We continue to achieve key benchmarks as we rapidly scale our B2B2C model, including more than 100 total signed contracts as of today and the shift in our commercial pipeline where more than 50% of the contracts signed in the second half of 2022 are for multi-chronic solutions. We believe we have a unique and defensible position in the market thanks to our unique solution origin in consumer markets. In that regard, we have worked with various health care plans, including Aetna, to provide our platform to their members. In January 2024, we launched the Aetna platform with several customers, and we have continued to add customers that are planned for launches through the second quarter of 2024. We have already seen a strong start to the 2024 employer sales cycle with larger opportunities compared to 2023. We anticipate additional health plan customers in 2024 directly and through our partners that cover more than 87 million members.

We continue to generate a significant number of clinical publications. In that regard, we have published 47 real world data studies with total of 10 generated in 2022, 10 generated in 2023, and several more planned for 2024.

Recent Developments

Dario Published Research

In November 2023, we announced new research presented at the Diabetes Technology Society 2023 Meeting on November 7, 2023. The new research demonstrated the value of associating physical activity tracking alongside blood sugar tracking for people living with diabetes and pre-diabetes. The new study examined the blood glucose and walking data of 989 Dario users to understand the impact of integrating clinical and behavioral data in a single digital app-based experience. The results demonstrated significantly reduced blood glucose levels in the first four months of using Dario and increased step levels in the same timeframe maintained for 12 months. In addition, the results demonstrated clinically significant reductions in blood glucose levels in users who tracked at least 400 steps per day.

In November 2023, we announced two new analyses recently presented by Sanofi U.S. demonstrating two mediators associated with improved clinical and economic in Dario users. Presentations by Sanofi U.S. at the Diabetes Technology Society (DTS) annual conference examined real-world data from matched Dario users and non-users with type 2 diabetes to determine the association of medication adherence from Dario's digital health solution with blood glucose control. Dario users saw an overall clinically significant reduction in HbA1c and an associated 10.6% improvement in medication adherence. The new research helps explain the results of a previously reported study on reductions in HbA1c, because medication adherence is one behavioral component of self-care needed to achieve improved clinical outcomes. In addition, Sanofi also presented research at ISPOR Europe 2023 of a new analysis showing more frequently engaged Dario users were associated with 10% reduction in all-cause healthcare resource use over 100 days and were 15% less likely to incur related charges.  Engagement was defined by activities meaningful to diabetes management, such as taking a blood glucose reading; inputting an insulin dose; recording physical activity or tagging a meal. This new analysis provides additional information from previously reported study results demonstrating Dario's ability to contribute to a reduction in all-cause healthcare utilization by 9% including inpatient hospitalizations by 23% compared to non-users at 12 months.

Employer Contracts

In November 2023, we announced a new contract to provide its cardiometabolic solution to an employer beginning in January 2024. The employer, a national financial and business services company, selected Dario to improve the cardiometabolic health of its population with an integrated solution for diabetes, pre-diabetes, weight management and hypertension along with tailored support for employees taking a GLP-1, or anti-obesity, medications.

In December 2023, we announced today a new contract to provide cardiometabolic and GLP-1 solutions to a national employer beginning in January 2024. The employer, a national logistics company, selected Dario to deliver integrated support for employees living with diabetes, pre-diabetes, weight management and hypertension, while also providing a tailored experience for employees taking a GLP-1 medication.

In January 2024, we announced today a new contract to provide its cardiometabolic solution to a regional union, expected to begin in the first quarter of 2024. The Union, representing food industry workers, selected Dario to deliver integrated support for employees living with diabetes, pre-diabetes and weight management needs along with special support for those taking a GLP-1, or anti-obesity medication. The Union joins a growing set of public and labor clients using Dario's solution to provide highly personalized chronic condition management solutions to their members.

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

This capability enables one of the unique elements of our partnership with Sanofi, allowing our data to be consumed by a third party for independent analysis and eventual publication.

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

Key to our ability to accommodate user behavioral changes is our mature AI-driven user journey engine. While several in-market solutions now integrate health signals across a range of categories to apply limited, nominal personalization, primarily in the form of nudges, our solution is informed by years of user experience data from over 142,000 users that joined our chronic-condition platform, enabling us to continually personalize and adapt user journeys themselves (and not just messages) over time. Our journey engine drives our multichannel targeted outreach and enrollment campaigns, informs specific recommendations around a range of categories such as diet, physical activity, self-care, coaching interventions, and provider engagement, and evolves in real time in response to the data exhaust from a user’s interaction with the care ecosystem.

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

Employers: Our most robust growth in 2022 came from the employer market, a key buyer to help demonstrate our ability to deliver results. Today, we have approximately 120 employer populations actively on our platform, and growth of our employer pipeline continues to grow and mature.

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

In addition to our partnership with Sanofi, Dario is actively pursuing distribution partnerships in both the payer and employer verticals. In 2022, we partnered with Solera to establish a payer channel through their large network of plans. We also entered into partnership agreements with several large platforms such as Virgin Health Pulse, Alliant Insurance Services, and Vitality Group, helping expand our reach within the employer market. Dario is actively pursuing new partnerships in both markets to enhance our opportunities with a one-to-many approach.

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

Updated Analysis combining 2017 and 2018 data totals 38,838 Type 2 Diabetes active users and 3,318,014 measurements show 14.3% decrease in high readings (180-400 mg/dL) and 9.2 % increase in In-range (80-120 mg/dL) readings.

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

Continuous Reduction of Blood Glucose Average during One Year of Glucose Monitoring Using Dario Digital Monitoring System in a High-Risk Population

●	The study presented a reduction of 14% Blood Glucose average was observed in T2D within 12 months
●	76% of the population showed 24% improvement in Blood glucose average within 12 months

Methods: An exploratory data analysis study reviewed a population of high-risk active type 2 Diabetic users with initial 30 days glucose average above 180 mg/dL during a full calendar year. The study assessed the average blood glucose readings along a year of usage. The average glucose readings was calculated per user in periods of 30 days intervals from 30-60 to 330-360 days and compared to the first 30 days as the starting point baseline of analysis.

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

An additional study evaluated the potential improvement in glycemic variability in Type 2 diabetes over six months in patients monitoring with Dario Digital Diabetes Management System. Dario presented the study results at the Advance Technologies and Treatment for Diabetes (ATTD) conference in February 2019 in Berlin. We presented two additional studies outcomes at ADA 2019 conference.

Decrease in Glycemic Variability for T2D over Six Months in Patients Monitoring with Dario Digital Diabetes Management System

●	The study demonstrated a reduction of 14%-18% in measurements variability was observed in T2D within 6 months
●	Hypo events (<70 mg/dL) remained <1 event on average

Methods: A retrospective data evaluation study was performed on the DarioTM database. A population of T2D high-risk patients (blood glucose measurements average (GMavg) >180 mg/dL) measuring more than 20 times in the first 30 days (analysis baseline) was evaluated on days 60-90 (3 months) and 150-180 days (6 months). Standard deviation (SD) and GMavg were calculated and compared to the baseline.

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

Results: A population of 4917 T2D non-insulin users measuring more than 15 times per month on average during 6 months in a row was evaluated. The ratio of in-range (70-140 mg/dL) readings was increased following 3 months in correlation to the level of tagging meal reference/carbs/physical activity occurrences (4.0%, 9.1% and 11.9% for tagging 0-1, 1-2 and >2 times per day on average, respectively) and sustained for 6 months.

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

In In February 2020, we presented an additional clinical study at the ATTD conference in Madrid, Spain. The presented data shows the Dario digital therapeutics platform successfully assists insulin dependent patients with diabetes in reducing hypoglycemic events.

Decrease in Hypoglycemia Events Over Two Years in Patients Monitoring with Dario’s Digital Diabetes Management System

Methods: A retrospective data analysis was performed on the Dario real-world database. Insulin dependent of users with type 1 or type 2 diabetes population was evaluated for two years of continuous system use. Average numbers of level 1 hypoglycemia (<70mg/dL) and level 2 hypoglycemia (<54 mg/dL) events were calculated monthly and compared to baseline (first month).

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

Methods: A retrospective study of high-risk users (BG avg >180 mg/dL equivalent to e A1c 8.0) 2 with type 2 diabetes that measured their blood glucose using the Dario® platform database over two consecutive years was performed. The minimum engagement level for inclusion was at least two blood glucose measurements per day on average taken in Month 1 and Month 24. Actual blood glucose readings were taken by the Dario meter and loaded into the cloud database. These were evaluated for the blood glucose average (BGavg), estimated A1c (eA1c) values and glycemic variability (by Standard Deviation; SD) following 24 months compared to the first month (baseline).

Results: 368 high-risk, T2D active and engaged users for at least consecutive 2 years were identified and assessed for their risk-level and insulin usage. A group of 148 T2D, non-Insulin users that started with a blood glucose average (BG avg) >180 mg/dl (equivalent to eA1c>8.0) consistently reduced their BG avg by 18% on average and sustained these values (179±45 vs. 219±56 mg/dL) following 2 years on the Dario platform. Glycemic variability was reduced over two years by 20% on average (SD:45 vs. 56). Substantial reductions were observed for higher risk groups (insulin and non-insulin treated). The subset that started with average BG levels > 212 mg/dL (eA1c >9.0) and average BG levels >240 mg/dL (eA1c>10) reduced their average BG by 22.5% and 25.7% respectively on average over two years. The equivalent reductions in eA1c were 1.95% and 2.42%.

Users with type 2 diabetes using a digital platform experienced sustained improvement in blood glucose levels.

Methods: A retrospective data evaluation (Q1:2018-2019) was performed on the Dario® data base. A population of active users (18 measurements per month with the Dario® System on average) with T2D, non-Insulin treated was evaluated over a full year. High blood glucose readings (180-400 mg/dL, >250 mg/dL), fasting readings (<126 mg/dL) and post-meal readings (<180mg/dL) ratios were assessed in their first month of use until the 12th month.

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

The study presented Hypertension and Diabetes clinical outcomes.

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

●Blood pressure outcomes:
o	Normal levels increased from 6% to 12% and percentage of users with hypertension stage 2 decreased from 53% to 45%
o	70% of the users (243 out of 345) improved their blood pressure levels in 8.4 mmHg Systolic and 6.2 mmHg on average (Systolic 134.2±12 vs.142.6±14; Diastolic 89.9 ±11 vs.83.7 ±8.7)
●Blood Glucose outcomes:

o	A group of 345 users measured with Dario their blood glucose in addition to blood pressure, 89% are type 2 and pre-diabetes - average age is 60.4.
o	For the group of 345 users a reduction of 33% (5.4% vs.8.0%) in high readings ratio (>250 mg/dL) and 67% (0.3%vs.0.9%) in severe events ratio (>400 mg/dL) was observed following six months on average.

A subset of 114 users with diabetes in higher risk started with BG average >160 mg/dL improved their average blood glucose by 14% (207±47 vs.177±50 mg/dL) following six months compared to baseline.

In November 2020, we presented additional clinical study data at the Virtual Diabetes Technology Society (DTS) meeting.

The Effect of a Digital Therapeutic Platform on Glycemic Control in Adults above Age 65 with Type 2 Diabetes.
This study showed reduction of 13% blood glucose average in age group ≥65 (N=298) at six months sustained for 12 months, and reduction of 38.1% in high readings ratio (>250 mg/dL) in the ≥65 age group at six months and by 41.5% at 12 months.

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

Methods: This retrospective real-world analysis followed 998 people with type 2 diabetes who regularly tracked their blood glucose levels with the Dario digital therapeutics platform for chronic diseases. Subjects included “nontaggers” (users who rarely or never used app features to notice and track mealtime, food, exercise, mood, and location, n=585) and “taggers” (users who used these features, n=413) representing increased digital engagement. Within- and between-person variabilities in tagging behavior were disaggregated to reveal the association between tagging behavior and blood glucose levels. The associations between an individual’s tagging behavior in a given month and the monthly average blood glucose level in the following month were analyzed for quasicausal effects. A generalized mixed piecewise statistical framework was applied throughout.

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

Methods: A retrospective study was performed on a population of 246 Dario active members who had not measured blood glucose for a 7-day period. 127 of these users were randomly assigned to a Test group and experienced a digital intervention flow, and the remaining 119 users were assigned to a Control group.

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

Methods: A retrospective study was performed on a population of 285 active Dario users (85% with type 2) under insulin therapy, that measured with Dario for at least three months and logged basal insulin usage. The group included 112 users whose starting average blood glucose >180 mg/dL.  Among this group the average age was 50±20.8. The group also included 173 users whose starting average blood glucose was <180 mg/dL with average age 54±19.9. First month measuring on platform was used as study baseline.

Results: In the sub-group of 112 users the average amount of basal insulin increased by six units after three months (45 vs.39). Their fasting blood glucose was significantly reduced (9%) after three months (186±57 vs. 204±62) without change in hypoglycemia events ratio (<70 mg/dL) on average, and 15% of the users reduced their fasting average to <126 mg/dL. However, in the sub-group of 173 users, basal insulin usage and fasting glucose levels remained stable following three months.

In May 2021, a prospective pilot study was published in a peer reviewed journal “Journal of Diabetes Science and Technology”:

“Digital Therapeutics for Type 2 Diabetes: Incorporating Coaching Support and Validating Digital Monitoring”

The study suggests that a diabetes digital platform with real-time feedback and access to coaching improved diabetes outcome measures such as HbA1c with a reduction in GV. Importantly, we provide clinical validation for digital self-monitoring to deliver personalized care for patients with type 2 diabetes mellitus (“T2DM”). Future research should replicate our findings using a larger sample.

Methods: In this study (ClinicalTrials.gov: NCT04057248), 12 participants with baseline HbA1c >8.5% were provided with Dario digital therapeutic platform (connected blood glucose meter, test strips, mobile app and access to live CDCES). At both study enrollment and completion, participants completed blood testing and a satisfaction report. During 3-month intervention, participants tracked their blood glucose levels through the app and were routinely contacted by CDCES. Clinical outcomes and self reported data before and after intervention were compared.

Results:

●	Significant reduction in lab values such as HbA1C (2 points), Fasting Blood Glucose (18%) and Body Mass Index (BMI) (10%)
●	Statistically significant improvement in glucose variability (21%)
●	Significant improvement in self-reported evaluation in weight and glucose control satisfaction
●	Weekly engagement with CDCES predicted reduction of participants’ GV during the following week

In June 2021, two studies were presented in 81th ADA:

Impact of Digital Intervention Tools on Engagement and Glycemic Outcomes

Product updates to digital platforms that guide on healthy eating and help users understand their glucose readings in context may assist users in improving the management of their diabetes.

Methods: A retrospective data evaluation study was performed on Dario TM members during the time before and after product modification. Digital engagement and clinical outcomes were measured on first to six months per each period to examine if habit formation was achieved.

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

Methods: A retrospective data evaluation study was performed on the DarioTM data base. A population (“high-risk users”) of all users with type 2 diabetes activated during 2017-2020 who took measurements with Dario in the first 2 months and who started with an average blood glucose above 180 mg/dL was evaluated. The ratios assessed were target range (70-180 mg/dL) and high blood glucose (>180 mg/dL) readings over a year. Socioeconomic status was matched by applying zip code data to census.gov data.

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

Methods: A retrospective data evaluation study was performed on a population of 3,609 users who experienced a cluster event of frequent high blood glucose levels above 250 mg/dL (>=4 times in 4 different days along 7 days) and measured with Dario at least one month before and after the event during 2021. A group of 1,084 users was assigned to a Test group who experienced a digital intervention flow with personalized messages via various channels. The remaining 2,525 users were assigned to a Control group.  The clinical outcome examined was the monthly average of high blood glucose readings ratio calculated as the number of blood glucose measurements >250 mg/dL per total number of measurements in a month. This was measured during the event month and in the following month. T-test was used to compare the changes in high readings ratio in the Test group and Control group in the following month versus event month.

Results: A significant difference of 19% vs. control group (N=3,609), 18% for the group with type 2 (N=2307) and 42% for the group with type 2 non-insulin, in the reduction in average monthly ratio of high readings (above 250 mg/dL) per total blood glucose measurements in the following month. The results indicate personalized communications are effectively influencing positive lifestyle behavior change

A group of 454 users experienced the cluster event in a 6-month period before the digital journey was activated and after. A significant difference was observed after the digital journey versus before the digital journey in the following month’s change in high readings ratio (-8% vs. +5%; P-value <0.03)

In February 2022, another manuscript was published in “Journal of Medical Internet research (JMIR)”

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

Methods: In this retrospective, real-world case-control study, we extracted the data of 269 people with type 2 diabetes (T2D) who tracked their BG levels using the Dario digital platform for a chronic condition. We analyzed the digital data of the users who, in addition to BG, monitored their BP using the same app (BP-monitoring [BPM] group, n=137) 6 months before and after starting their BP monitoring. Propensity score matching established a control group, no blood pressure monitoring (NBPM, n=132), matched on demographic and baseline clinical measures to the BPM group. A piecewise mixed model was used for analyzing the time trajectories of BG, BP, and their lagged association

Results: Analysis revealed a significant difference in BG time trajectories associated with BP monitoring in BPM and NBPM groups (t=–2.12, P=.03). The BPM group demonstrated BG reduction improvement in the monthly average BG levels during the first 6 months (t=–3.57, P<.001), while BG did not change for the NBPM group (t=0.39, P=.70). Both groups showed similarly stable BG time trajectories (B=0.98, t=1.16, P=.25) before starting the use of the BP-monitoring system. In addition, the BPM group showed a significant reduction in systolic (t=–6.42, P<.001) and diastolic (t=–4.80, P<.001) BP during the first 6 months of BP monitoring. Finally, BG levels were positively associated with systolic (B=0.24, t=2.77, P=.001) and diastolic (B=0.30, t=2.41, P=.02) BP.

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

Results: The total population of 715 users who participated in the study improved their weight level on average (p<0.05). Nearly two-thirds of the population improved their weight, with an average reduction of 7.4% (p<0.05) and an average reduction in BMI of 2.8 kg/m2. Over 30 percent achieved weight loss of 5% or greater over 12 months. A subset of 237 engaged users who started with BMI of ≥35 kg/m2 achieved weight loss of 5% over 12 months (p<0.05). The subgroup of 108 users that started at high-risk blood glucose levels (average blood glucose >180 mg/dL) reduced their weight by 4.9%, average blood glucose by 16.1% and high readings ratio by 38% over 12 months (p<0.05).

In June 2022, three retrospective data analysis studies were presented in 82th ADA:

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

Methods: A retrospective data evaluation was performed on the Dario database. A population of active users who started with hypertension stage 1 (Systolic ≥130 mmHg or Diastolic ≥ 80mmHg) as their baseline since 2019 was identified. Blood glucose and blood pressure readings were assessed at first and sixth month of use. A subgroup of users who started at hypertension stage 2 was evaluated as well. A statistical analysis (T-test) was used to evaluate differences in Systolic and Diastolic pressures and average blood glucose.

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

Results:

A group of 1,000 users was analyzed, male 483 (48%) and female 517 (52%). Average blood glucose was significantly reduced in all users and per ethnic group over a year: All users by 14% (230±58 vs. 197±47) (p<0.001); White by 14% (229±58 vs. 197±47) ) (p<0.001); Latino by 15% (237±59 vs. 202±48) (p<0.001); Black by 15% (230±63 vs. 196±48) (p<0.001) and Asian by 15% (229±55 vs.195±43) (p<0.005).

No difference between the groups was found at 12th month(P=0.751).

In August 2022, we presented a retrospective data analysis study in the ADCES.

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

In September 2022, a retrospective data analysis study was published in “International Association for the Study of Pain” (IASP) large conference.

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

Methods: A retrospective real-world study examined 981 users who used the Dario posture trainer. Training duration, defined as the time the device is worn (hours), was recorded. This study utilized the Dario posture trainer, Upright in Dario Health, a wearable postural biofeedback device.

Results: Posture biofeedback training duration was significantly associated with pain levels (B=-0.0002, p<0.001). Also, the training duration predicted the following week’s posture quality (B=0.0004, p<0.001) and in turn posture quality predicted the following week’s pain. Finaly, posture quality mediated the effect of weekly training duration on the pain levels in two weeks.

In December 2022, the first manuscript was published in a peer-reviewed journal “Frontiers in Physiology” on retrospective data analysis on UpRight posture biofeedback platform.

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

In January 2023, a manuscript was published in a peer-reviewed journal “MDPI-Applied sciences” on retrospective data analysis glycemic management across Racial/Ethic groups:

Glycemic Management by a Digital Therapeutic Platform across Racial/Ethnic Groups: A Retrospective Cohort Study

Our findings demonstrate improvement in blood glucose levels in high-risk racial/ethnic minority populations with T2DM, showing that in this group of users who are motivated to use a digital device there appears to be no difference in the outcomes between racial/ethnic groups.

Methods: The retrospective real-world analysis followed a group of 1,000 people with Type 2 diabetes who used the Dario digital therapeutic platform over 12 months. Participants included in the study had a blood glucose average > 180 mg/dL (hyperglycemia, high-risk) in their first month. The differences between/within the groups’ average blood glucose level (Avg.bg) and glycemic variability were evaluated. Furthermore, three general linear models were constructed to predict the Avg.bg by the number of blood glucose measurements (Bgm) in Model 1 (with the moderator White persons ("WP")/people from racial and ethnic minority groups ("REM")) and by the frequency of measurements by months (F.m) within REM and WP in Model 2 and Model 3, respectively.

Results: The Avg.bg was significantly reduced in each group over a year with no differences between REM/WP users. Blood glucose measurements in Model 1 and frequency of measurements by months in Model 2 and Model 3 predicted the Avg.bg. Findings indicate a positive association between digital engagement and glycemia, with no differences between REM and WP participants.

In February 2023, a manuscript was published in a peer-reviewed journal “PAIN reports” on an analytical framework of retrospective data for personalized pain management using piecewise mixed-effects model trees:

Personalizing digital pain management with adapted machine learning approach

This analytical framework offers an opportunity for investigating the personalized efficacy of digital therapeutics for pain management, taking into account users' characteristics and boosting interpretability and can benefit from including more users' characteristics.

Methods: We demonstrated the implementation of the model with posture biofeedback training data of 3610 users collected during 8 weeks. The users reported their pain levels and posture quality. We developed personalized models for nonlinear time-related fluctuations of pain levels, posture quality, and weekly training duration using age, gender, and body mass index as potential moderating factors.

Results: Pain levels and posture quality demonstrated strong improvement during the first 3 weeks of the training, followed by a sustained pattern. The age of the users moderated the time fluctuations in pain levels, whereas age and gender interactively moderated the trajectories in the posture quality. Train duration increased during the first 3 weeks only for older users, whereas all the users decreased the training duration during the next 5 weeks.

In February 2023, we presented two additional clinical studies at the ATTD conference in Berlin, Germany:

Decrease in Hypoglycemia Events over Year in Older adults with Diabetes Monitoring with Digital Diabetes Management System

Older adults using a digital diabetes management platform have the potential to promote behavioral change and prevent hypoglycemia, demonstrating better glycemic outcome.

Methods: A retrospective data analysis was performed on the Dario database. A cohort of users aged 67 or older with Type 1 or Type 2 diabetes and using Dario over a year was evaluated. Average numbers of Hypoglycemia Level 1 (<70mg/dL) and Level 2 (<54 mg/dL) events as defined by the ADA were observed monthly and compared to baseline (first month).

Results: In the cohort of 2844 users, hypoglycemia level 1 events were reduced by 31% and 35% from baseline (0.54, 0.51 vs. 0.78) on average within 6 months and sustained over a year (p<0.05). Hypoglycemia level 2 events were reduced by 53% (0.08, 0.08 vs. 0.17) on average within 6 months and sustained over a year (<0.05). The ratio of hypoglycemia readings per total measurements significantly reduced as well. Subgroup analyses (1353 patients) of Dario users aged 67 or older with Type 1 or Type 2 using Insulin revealed a substantial reduction of severe hypoglycemia Level 2 of 42% (0.11 vs. 0.19) (p<0.05) and significant reduction in hypoglycemia events ratio as well over a year.

Impact of Digital Coaching on Diabetes
Self-management and Glycemic Outcomes for People with Type 2 Diabetes

Self-monitoring blood glucose and digital engagement have a mediating role in the effect of digital coaching on blood glucose levels. Coaching interactions have the potential to lead to behavioral change, which can positively impact the trajectory of a low-engaged user. By constantly learning from the user's data, the digital therapeutic platform can continually improve and adapt to the user's individual needs, leading to better outcomes. The study demonstrated that our platform is digital first where the human coaching intervention is provided to the right user at the right time and with the right intervention.

Methods: Retrospective data analysis was performed on a sample size of 712 users with type 2 diabetes with baseline average >180 mg/dL measured blood glucose over 12 months on the platform. 534 did not use a coaching service and 178 users interacted with a coach over a year.

Results: Monthly Average blood glucose level significantly reduced in both groups w and w/o coach interaction over a year (18% vs. 11%). Blood glucose measurements and digital engagement activities mediated the effect of coaching on average blood glucose levels. For individuals who are less inclined to measure their blood glucose, coaching can help establish regular monitoring habits and to understand the importance of monitoring their levels.

In June 2023, we presented three clinical studies at the 83th ADA conference:

Blood Glucose Reduction and Long-term Sustainability in High-risk Patients with Type 2 Diabetes Over Three Years Using a Digital Platform

The study showed that digital diabetes monitoring has the potential to enhance users’ awareness and affect and sustain glycemic control improvements over 3 years. Moreover, it is highly expected that engagement to app features in a chronic condition management may help users with type 2 diabetes consistently taking care of their lifestyle behaviors to maintain better clinical outcomes.

Methods: A retrospective data analysis was performed on users with T2D in high-risk (baseline BG avg>169 mg/dL in month1; equivalent to A1C 7.5) who activated between 2017-2020 and measured their BG using Dario platform over three consecutive years (at months 1,6,12,24 and 36). The outcomes assessed were average blood glucose (BG avg) and high BG readings ratio (>180 mg/dL). Digital engagement was assessed by additional parameters including measurement type (fasting/premeal/post meal/bedtime), carbohydrate intake, meal type and physical activity alongside glucose measurement.

Results: A group of 1,239 users significantly reduced their BG avg consistently over three years by 15.6% (179±55 vs. 212±42) (p<0.05) and high readings ratio by 39% (p<0.05). A subset of users who completed at least one engagement type following months 12, 24, and 36 (N=433) demonstrated significantly greater reductions versus the complementary group (N=806): BG avg by 18.8% (172±51 vs. 212±45) and high readings ratio by 45% (p<0.05).

Digital Platform Users Managing Three Chronic Conditions Diabetes, Hypertension and Overweight Experience Better Outcomes than those Who Manage One Condition Following Six Months

Monitoring several conditions on an integrated platform may have the potential to offer a greater means for a person with diabetes to effectively manage glycemia, engage with the treatment and improve outcomes. This study can illuminate the relative contribution of multi chronic conditions management driving behavioral change to successful diabetes outcomes.

Methods: A retrospective data analysis was performed on users who were active during 2019-2022 and measured blood glucose (BG) using Dario platform for at least six months.  The test group included users who measured blood pressure (BP) and weight within 6 months from their first BG measurement; a matched control group of users who measured BG only in the first six months was generated. BG levels were assessed by average BG (BG avg) and BGMS engagement was assessed by counting BG measurements per month. High-risk users were defined as those with baseline BG avg>180mg/dL in Month 1.

Results: A total number of 17,108 users were included in the study: a test group of 2154 users measured BG, BP and Weight in the first six months on the platform and a control group of 14,954 users measured BG only in the first six months on the platform. The test group (N=2,154) demonstrated significantly greater (1.7-fold) engagement evaluated by higher number of BG measurements, than the control group (N=14,954) in Month 1 and Month 6 (p<0.01). A subgroup of the test group, 343 users at high-risk who measured 3 conditions BG, BP and weight was evaluated. A matched control group of 1,579 high-risk users was generated. The high-risk test group (N=343) demonstrated significantly greater reduction in BG avg versus the control subgroup (N=1579) measured BG only, after 6 months (17% vs.11%) (p<0.01). Moreover, the ratio of population that reduced their BG avg to lower than 180 mg/dL after 6 months (equivalent to A1C 8.0; HEDIS measure) was significantly higher in the test subgroup versus control subgroup in high-risk (by 30%; p<0.01).

Impact of a Digital Health Educational Feature on Engagement and Glycemic Outcomes

The present study demonstrates that by providing improved knowledge, increased motivation, and personalized learning digital health educational features can help users feel more empowered to manage their diabetes effectively.

Methods: A retrospective data evaluation study was performed on Dario TM members with type 2 (T2D) and prediabetes who experienced the educational feature. Engagement (blood glucose measurements and logging carbs to Dario mobile app) and glycemic outcomes were assessed three months pre-post experiencing the feature. Glycemic outcomes were assessed by average blood glucose (mg/dL) and glycemic variability (SD).

Results: A group of 994 people with type 2 and prediabetes who were active in the mobile app and measured their blood glucose three months before using the new feature and in the following three months after, was evaluated. The average number of blood glucose measurements increased by 34% (p<0.05) following the introduction of the new learning feature. A subgroup of 303 users with type 2 and prediabetes that reported depression in the app as a co-existing condition increased carbs logging event by 39%. In a subgroup of 234 high-risk users (baseline >180 mg/dL) the average blood glucose and glucose variability were significantly reduced by 13% and 11% on average, respectively (p<0.05).

In August 2023, we presented an additional clinical study on the benefits of engagement with a digital therapeutic for better clinical outcomes at the Association of Diabetes Care & Education Specialists (ADCES) conference.

Users managing Diabetes with Large-scale Digital Therapeutics Platform Experience a Change in Blood Glucose and Engagement Over Two Years.

The present study demonstrates the benefits of engagement with a digital therapeutic platform for diabetes management in high-risk patients, demonstrating an improvement in glycemic outcomes and sustainment for a significant period.

Methods: A retrospective real-world data study was performed on the Dario database. The current sample is based on active users since 2019 with at least two months measurements for two years. Engagement was assessed by blood glucose (BG) and weight measurements. Clinical outcomes assessed were average BG and high readings (>180mg/dL) ratios. Linear mixed effects models investigated changes in engagement and clinical outcomes.

Results: A population of 119,482 platform users was included, Age: 53 ± 15; Gender: 51% women. High-risk subgroup included 31,562 users with first month (baseline) average BG>180 mg/dL. Total users’ engagement increased significantly by 29% (14.3 to 18.5) over two years (p<0.001). High readings ratio (>180mg/dL) in high-risk subgroup decreased significantly by 38% (38.8% vs. 63.1%) over two years (p<0.001). The monthly average BG of the high-risk subgroup was reduced significantly by 16% (218.1mg/dL to 183.4mg/dL) over two years (p<0.001). A negative interaction effect was found with monthly engagements and the monthly average BG, as users with increased engagements (+1 SD) demonstrated stronger reductions in monthly average BG.

In September 2023, a manuscript was published in a peer-reviewed journal “Journal of Medical Internet research (JMIR) Diabetes” on the contribution of specific digital engagement tools to mental health conditions – Depression and Anxiety.

Specifying the Efficacy of Digital Therapeutic Tools for Depression and Anxiety: Retrospective, 2-Cohort, Real-World Analysis

This study demonstrated general improvement followed by a period of stability of depression and anxiety symptoms associated with cognitive behavioral therapy–based digital intervention. Interestingly, engagement with a coaching session but not a breathing exercise was associated with a reduction in depression symptoms. Moreover, breathing exercise but not engagement with a coaching session was associated with a reduction of anxiety symptoms. These findings emphasize the importance of using a personalized approach to behavioral health during digital health interventions.

Methods: Depression and general anxiety symptoms were evaluated in real-world data cohorts using the digital health platform for digital intervention and monitoring change. This retrospective real-world analysis of users on a mobile platform–based treatment followed two cohorts of people: (1) users who started with moderate levels of depression and completed at least 2 depression assessments (n=519) and (2) users who started with moderate levels of anxiety and completed at least 2 anxiety assessments (n=474). Levels of depression (Patient Health Questionnaire-9) and anxiety (Generalized Anxiety Disorder-7) were tracked throughout the first 16 weeks. A piecewise mixed-effects model was applied to model the trajectories of the Patient Health Questionnaire-9 and the Generalized Anxiety Disorder-7 mean scores in 2 segments (1-6 weeks and 7-16 weeks). Finally, simple slope analysis was used for the interpretation of the interactions probing the moderators: coaching sessions and breathing exercises in both depression and anxiety cohorts.

Results: Analysis revealed a significant decrease in depression symptoms (β=–.37, 95% CI –0.46 to 0.28; P≤.001) during the period of weeks 1-6 of app use, which was maintained during the period of 7-16 weeks. Coach interaction significantly moderated the reduction in depression symptoms during the period of weeks 1-6 (β=–.03, 95% CI –0.05 to –0.001; P=.02). A significant decrease in anxiety symptoms (β=–.41, 95% CI –0.50 to –0.33; P≤.001) was revealed during the period of 1-6 weeks, which was maintained during the period of 7-16 weeks. Breathing exercises significantly moderated the reduction in anxiety symptoms during the period of 1-6 weeks (β=–.07, 95% CI –0.14 to –0.01; P=.04).

In November 2023, we presented additional clinical study data at the virtual Diabetes Technology Society (DTS) meeting that investigated the association between monthly aggregated blood glucose measurements and walking activity (number of steps).

Non-linear Association between Blood Glucose Levels and Walking in an Integrated Digital Health Platform for Diabetes Management

This study sheds light on the importance of walking in diabetes management. Our findings highlight the potential of digital health platforms in promoting physical activity using a diabetes tracking app to improve clinical outcomes. By integrating the information that counts steps people with diabetes can access a single platform that helps them feel supported in their daily diabetes care and lifestyle management.

Methods:

In this retrospective real-world study, a cohort of 989 platform users with Type 2 diabetes and pre-diabetes, who regularly tracked their blood glucose levels for 12 months using the Dario digital platform was evaluated. The association between blood glucose levels and the number of steps was examined over time.  A piecewise linear mixed effects model was applied to test the trajectories over time of monthly average blood glucose and monthly average number of steps a day in two time periods defined by previous research3  as well as to test non-linear association between them.

Results: The sample included 437 (44%) women, 546 (55%) men and 6 (0.6%) others. The average age was 62.5 (SD ±12.7) and the average BMI was 32.5 (SD ±6.9). The baseline average BG was 142.5 mg/dL (SD ±37.7). 808 (82%) users have type 2 diabetes and 181 (18%) have pre-diabetes. Analysis revealed that during the first 4 months there is a positive trend of monthly average steps (B=.02, P<.001) while there is a negative trend of blood glucose levels (B= -2.00, P<.001) in the same time frame. Significant improvement in monthly average blood glucose was observed in users with at least 400 steps a day (B= -2.26, P<.001), while for those with less than 400 steps a day there was no significant change.

Certain clinical studies were published by Sanofi on our data in 2023.

The first poster was published at ISPOR May 2023.

Comparison of All-Cause Healthcare Resource Utilization Rates between Patients with Type 2 Diabetes Who Use a Digital Diabetes Solution Versus Non-Users: A 12-Month Retrospective Cohort Study

In this retrospective cohort study, utilizing Dario Diabetes Solution (DDS) demonstrated a significantly greater reduction in all-cause HCRU and inpatient hospitalization rates during 12-month follow-up compared with non-users receiving usual care.

Methods: This retrospective cohort study (January 2017–April 2021) included adults (≥18 years) with T2DM receiving anti-diabetic medication(s) with ≥1 inpatient or ≥2 outpatient visits ≥30 days apart during baseline period. Baseline was 12 months before index date (first DDS registration [users] or first medical encounter in the quarter with medical claims [non-users]); follow-up was 12 months. User and non-user cohorts were matched 1:3 using exact and propensity score matching. Analysis included patients with access to care 12 months pre- and post-index date. Primary endpoint was all-cause HCRU (inpatient hospitalizations + ER visits) rates during follow-up. Data were analyzed using a generalized linear model with negative binomial distribution.

Results: Of 9779 patients, DDS users (n=2445) and non-users (n=7334) were matched; mean±SD age was 58.2±10.6 and 58.3±12.5 years, respectively. At 12 months, mean (95% CI) all-cause HCRU rate (inpatient hospitalization + ER visits) was 0.475 (0.438–0.516) and 0.524 (0.500–0.549) events/year for users and non-users, respectively. Users had 9.3% lower HCRU rate compared with non-users (incidence rate ratio [IRR], 0.907 [0.826–0.996]; P=0.04). Mean all-cause inpatient hospitalization rate was 0.166 (0.147–0.186) and 0.216 (0.203–0.230) events/year for users and non-users, respectively. Users had 23.5% lower inpatient hospitalization incident rate versus non-users (IRR, 0.765 [0.671–0.873]; P<0.0001); ER visit rates were similar in both cohorts (IRR, 1.01 [0.907–1.125]; P=0.86).

Three studies were presented by Sanofi at the 83th ADA conference:

Impact of Digital Diabetes Solution on Glycemic Control in Adults with Type 2 Diabetes Mellitus in the United States—A Retrospective Cohort Study

The study showed adults with uncontrolled T2DM using Dario Diabetes Solution (DDS) had better outcomes at 6 months, with more significant HbA1c reductions than matched nonusers across various BL HbA1c levels, showing incremental improvements to usual care.

Methods: This retrospective cohort study included adults with type 2 diabetes mellitus (T2DM) with a baseline (BL) HbA1c ≥7% who used DDS (users) or received usual care (nonusers) between January 1, 2017, to October 31, 2021. BL period was 1 year before index date (first DDS registration [users] or first claim date in the quarter [nonusers]); follow-up period was 6 months. DDS user and nonuser cohorts were matched 1:3 using exact and propensity score matching. Primary endpoint was change in HbA1c from BL to 6 months, with subgroup analyses of patients (pts) with BL HbA1c >7.5%, >8%, >9%, and ≥1% drop from BL. Difference-in-difference results are reported using least squares (LS) means from linear models.

Results: The study included 568 DDS users and 1699 nonusers. For all 2267 pts, mean ± SD age was 57.5±11.3 years and HbA1c was 9.14±1.83% at BL. At 6 months, LS mean difference between groups was −0.23% (mean HbA1c change vs BL: users, −1.02% [95% CI, −1.15, −0.89]; nonusers, −0.79% [−0.87, −0.71]; P=0.004). HbA1c drop ≥1% from BL to 6 months was achieved by 47% of users vs 37% nonusers (difference: 10%; P<0.001). Subgroup analysis at all BL HbA1c showed users achieved more significant HbA1c reductions vs nonusers (P<0.05). For pts with BL HbA1c >9%, the healthcare effectiveness data and information set performance measure, mean difference between groups was -0.47% (users, -2.25% [-2.50, -1.99]; nonusers, -1.78% [-1.92, -1.63]; P=0.002).

Use of Digital Diabetes Solution Is Associated with Improved Glycemic Control without Increased Risk of Severe Hypoglycemia in Adults with Type 2 Diabetes Mellitus in the United States—Retrospective Cohort Study

In this retrospective study, a larger proportion of adults with uncontrolled T2DM (BL HbA1c ≥8%) achieved HbA1c <8% after using DDS vs nonusers, with no increased risk of severe hypoglycemia (SH).

Methods: This retrospective cohort analysis included adults with T2DM who used DDS (users) and nonusers from 1JAN2017 to 31OCT2021. BL period was 1 year before index date (users, first DDS registration; nonusers, first claim date in the quarter); follow up was 6 months. DDS users and nonusers were sequentially matched 1:3 using exact and propensity score matching. Secondary endpoints included SH (event requiring medical intervention) rates for all patients (pts) and for pts with BL HbA1c ≥8% who achieved predefined target HbA1c <8%. SH incidence in users vs nonusers was examined.

Results: Overall cohort included 568 DDS users and 1699 nonusers: mean age, 57.5±11.3 years; mean BL HbA1c, 9.14±1.83%; oral antidiabetic drugs, 51%; insulin, 6%. BL SH was rare (users, 7/568; nonusers, 12/1699). There were 387 users and 1089 nonusers with BL HbA1c ≥8% (mean BL HbA1c, 10.0±1.7%). In this subgroup, HbA1c <8% was achieved by 9% more DDS users (174/387 [45%]) vs nonusers (393/1089 [36%]) at 6 months; P=0.002. At 6 months, overall SH rate was 38.8 (users) vs 10.6 (nonusers) events/1,000 pts per year (incidence rate ratio, 0.9; P=0.9). No observed increase in SH risk was associated with DDS in this population. SH was rare in pts who achieved HbA1c <8% (users, 1/174; nonusers, 3/393).

Effect of a Digital Diabetes Solution on All-Cause Health Care Resource Utilization Charges for Patients with Type 2 Diabetes—A Retrospective Cohort Study

In this retrospective cohort study, pts with T2DM who utilized DDS incurred significantly lower all-cause HCRU and OV charges vs nonusers.

Methods: This retrospective cohort study (pt selection window: 1JAN2017 - 31APR2021) included adults (≥18 years) with T2DM receiving antidiabetic medication(s) with ≥1 inpatient or ≥2 outpatient visits ≥30 days apart during the baseline (BL) period. BL was 1 year before index date (users, 1st DDS registration; nonusers, 1st claim date in the quarter); follow up was 1 year. User and nonuser cohorts were matched 1:3 using exact and propensity score matching. Study assessed HCRU rates and charges. A 2-part gamma distribution model was used to determine 1) likelihood (odds ratio, OR) of users vs nonusers to incur charges, then 2) total charges per patient per year (PPPY) including all-cause HCRU and office visit (OV) charges.

Results: Of 9779 pts, 2445 DDS users and 7334 nonusers were matched; mean age, 58.2±10.6 and 58.3±12.5 years, respectively. At 1 year, users were 9% less likely to incur all-cause HCRU charges vs nonusers (OR, 0.91; P=0.07). All-cause HCRU charges were 26% lower for users vs nonusers (P<0.0001; $12552 [adjusted] PPPY savings). Users were more likely to incur all-cause OV charges vs nonusers (P=0.04). However, users had 19% lower all-cause OV charges vs nonusers (P<0.0001; $1790 [adjusted] PPPY savings). The percentages of pts who incurred T2DM related HCRU charges were low (users, 3.1%; nonusers, 3.0%).

Three posters were published at AMCP-Nexus, in October 2023:

The impact of a digital health technology on healthcare quality measures and clinical outcomes in adults with type 2 diabetes mellitus

In this retrospective study, in adults with T2DM, a greater proportion of Dario Diabetes Solution (DDS) users with BL A1c greater than or equal to 8% achieved A1c less than 8% and a smaller proportion with BL A1c greater than 9% remained greater than 9%, compared with a matched cohort of nonusers, without increasing the risk of severe hypoglycemia. DDS offers improved quality outcomes based on HEDIS A1c criteria.

Methods: Cohorts of 568 DDS users and 1,699 nonusers were compared. Inclusion criteria were as follows: adults with a diagnosis of T2DM, receiving at least 1 diabetes medication, A1c greater than or equal to 7.0%, and not using a continuous glucose monitor between January 1, 2017, and October 31, 2021. The primary endpoint was a change in A1c from baseline (BL) during a 180-day follow-up period, with subgroup analyses of people with BL A1c greater than 7.5%, greater than 8%, and greater than 9%. Exploratory analyses were conducted to evaluate whether DDS use could facilitate a lowering of BL A1c from greater than or equal to 8% to less than 8% and from greater than 9% to less than 9% in adults with T2DM. Secondary endpoints included severe hypoglycemia (event requiring medical intervention) rates for all included DDS users and nonusers and for those with BL A1c greater than or equal to 8% who achieved a predefined target A1c of less than 8%.

Results: Overall, DDS user and nonuser cohorts were well matched , including by payer type (70% commercial and 18% Medicare for both groups). Among 387 DDS users with BL A1c greater than or equal to 8%, 174 (45%) had A1c less than 8% during follow-up, compared with 393 (36%) of 1,089 nonusers (P=0.0021). In a subgroup analysis of people with BL A1c greater than 9%, among 237 DDS users, 86 (36%) had follow-up A1c greater than 9%, compared with 347 (49%) of 713 nonusers (P=0.0009). There was no increase in rates of severe hypoglycemia comparing groups (P>0.4).

Association between more frequent engagement with the Dario Diabetes Solution, a digital health technology, and a reduction in HbA1c in adults with type 2 diabetes mellitus

Higher DDS engagement was associated with a significantly greater reduction in A1c in adults with T2DM. The highest engagement was in the first 2 months of follow-up and correlated with the greatest reductions in HbA1c. Engagement decreased over time during follow-up. Further research is needed to assess additional interventions that may sustain engagement over time.

Methods: This analysis included DDS users receiving at least 1 diabetes medication, with A1c ≥7.0%, and not using a continuous glucose monitor between January 1, 2017, and October 31, 2021. Baseline (BL) was 1 year before the index date (first registration for DDS), with follow-up of 180 days from the index date. Engagement activities were collected via the DDS app. Engagement activity was measured in active days (ie, number of days when a user performed any engagement activity). Ten DDS engagement activities were evaluated, including measuring BG, tagging (timing of BG measurement or meal type), food logging, and sharing logbook. Associations between overall DDS engagement and change in A1c were analyzed over 180 days using a linear regression method, and associations were evaluated at 60- day intervals over those 180 days. Individual components of engagement were also analyzed.

Results: 568 DDS users were included. At BL, their mean age was 57.3 years (SD ±11.3) and mean A1c was 9.14±1.78%. Median engagement activity was 65 active days of 180. Each day with any DDS engagement activity was associated with a 0.01% change in A1c (P<0.0001). Users in the most engaged quartile had 5× greater reduction in A1c than the least engaged quartile. Individual engagement activities with significant associations with reduced A1c were BG measurement, tagging (meal type), and inputting insulin dose.

A retrospective cohort study comparing health care resource utilization, length of stay and 30-day readmissions in users and non-users of a digital diabetes health intervention for patients with type 2 diabetes mellitus.

In this real-world analysis, all-cause HCRU, inpatient, and 30-day readmission rates were significantly lower among DDS users vs nonusers (9%, 23%, and 36%, respectively), and LOS was significantly shorter (1.6 days).

Methods: In this retrospective cohort study, adults (aged >18 years) receiving therapy for type 2 diabetes who used DDS from January 1, 2017, to April 30, 2021, were identified; index date was defined as the date of first DDS registration. Anonymized DDS user data were linked to patient-level claims data within the Symphony Health Integrated Dataverse. The DDS cohort was matched 1:3 using exact and propensity score matching to a nonuser cohort from the Symphony Health Integrated Dataverse with medical claims for type 2 diabetes mellitus during the study period. For nonusers, the index date was the first medical claim date in the matched quarter. All patients were required to have 12 months’ post-index follow-up and to have at least 2 outpatient claims (>30 days apart) or at least 1 inpatient claim within this period. This analysis compared all-cause HCRU rates (inpatient + emergency department), LOS, and 30- day readmission rates in DDS users and nonusers. Negative binomial generalized linear models adjusting for baseline rates were used to generate incidence rates (per personyear) and incidence rate ratios (IRRs) and corresponding 95% Cis for all-cause HCRU and 30-day readmission rates. LOS was compared between groups using a two-sample t-test.

Results: DDS users (n=2,445) and nonusers (n=7,334) were well matched (mean+SD age: 58.2+10.6 vs 58.3+12.5 years; sex, 53.3% female for both). At follow-up, the all-cause HCRU rate was 0.47 (95% CI= 0.44-0.52) in DDS users and 0.52 (95% CI= 0.50-0.55) in nonusers (IRR=0.91; 95% CI=0.83-1.00; P=0.041). The mean all-cause inpatient event rate was 0.17 (95% CI= 0.15-0.19) in DDS users and 0.22 (95% CI= 0.20-0.23) in nonusers (IRR= 0.77; 95% CI= 0.67-0.87; P<0.0001); there was no significant difference in emergency department visits. DDS users with an inpatient event (users, n=327; nonusers, n=1,196) had a shorter LOS (7.2 vs 8.8 days; P=0.017) and lower 30-day readmission rate (IRR= 0.64; 95% CI= 0.45-0.92; P=0.014) vs nonusers.

Additional poster was presented at ISPOR EU, in November 2023.

The Impact of Patient Engagement with a Digital Diabetes Solution on All-Cause Healthcare Resource Utilization Rates and Charges

Overall engagement with DDS was associated with a reduction in all-cause HCRU and lower likelihood of incurring HCRU-related charges.

Methods: Patient-level claims data for adult DDS users (>18 years; registered 01-Jan-2017 to 30-Apr-2021) receiving therapy for T2DM were retrieved from Symphony Health Integrated Dataverse. All patients had >2 outpatient (>30 days apart) or >1 inpatient visit within 12 months prior to index (date of first DDS registration). This analysis reports all-cause HCRU (inpatient + emergency room visits) and odds of incurring HCRU-related charges >$0 based on user engagement with any of 10 DDS activity metrics (‘components’ of activity metrics: measuring BG, measuring blood pressure, measuring weight, tagging [BG timing and meal type], food logging, inputting insulin dose, recording physical activity, sharing logbooks, reading articles, coach interaction). Overall engagement was defined as number of days any component was used within 12 months post-index. All-cause HCRU rates and charges per 100 days of engagement were adjusted for baseline values with a negative binomial generalized linear model and logistic model, respectively; incidence rate ratios (IRR) for HCRU and odds ratios (OR) for charges >$0 were derived.

Results: We identified 2445 DDS users (mean+SD age, 58.2+10.6 years; 53.3% female). Overall engagement (use of any DDS component) was associated with a 10% reduction in all-cause HCRU (IRR: 0.90; p=0.0048). Overall DDS engagement was associated with 15% decreased odds of incurring all-cause HCRU-related charges >$0 (OR: 0.85; p=0.0004).

Another poster was presented at Diabetes Technology Society at Nov 2023, the abstract will be published in JDST early 2024. The title is: “Impact of a Digital Diabetes Solution on Medication Adherence in Adults in the United States with Type 2 Diabetes Mellitus”.

Government Regulation

The principal markets that we have initially targeted for Dario are the United States, Canada, the European Union, Australia, and New Zealand. The following is an overview of the regulatory regimes in these jurisdictions.

United States Regulation Generally

In the United States, medical devices are subject to extensive regulatory control at the federal level by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations.  Under Section 201(h) of the FDCA, a medical device is an article, which does not achieve its intended purpose through chemical action or metabolism in or on the body and, among other things, is intended (i) for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals or (ii) to affect the structure or any function of the body of man or other animals.  The Dario Blood Glucose Monitoring System is classified as a medical device and subject to regulation by numerous agencies and legislative bodies, including the FDA and its foreign counterparts.  FDA regulations govern, among other things, device design and development, nonclinical and clinical testing, manufacturing, packaging, labeling, storage, pre-market clearance or approval, establishment registration and device listing, advertising and promotion, sales and distribution, recalls and field actions, servicing and post-market surveillance.  A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

The FDA classifies medical devices into one of three classes.  Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device.  Unless an exemption applies, each medical device commercially distributed in the United States will require a clearance through the pre-market notification (or 510(k)) process, De Novo classification, or pre-market approval (“PMA”) from the FDA.

Class I devices are those for which reasonable assurance of safety and effectiveness can be maintained through adherence to general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), as well as regulations requiring facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. The Class I designation also applies to devices for which there is insufficient information to determine that general controls are sufficient to provide reasonable assurance of the safety and effectiveness of the device or to establish special controls to provide such assurance, but that are not life-supporting or life-sustaining or for a use which is of substantial importance in preventing impairment of human health, and that do not present a potential, unreasonable risk of illness or injury.

Class II devices those for which general controls alone are insufficient to provide reasonable assurance of safety and effectiveness and there is sufficient information to establish “special controls.” These special controls can include performance standards, post-market surveillance requirements, patient registries and FDA guidance documents describing device-specific special controls. While most Class I devices are exempt from the pre-market notification requirement, most Class II devices require a pre-market notification prior to commercialization in the United States; however, the FDA has the authority to exempt Class II devices from the pre-market notification requirement under certain circumstances.

Class III devices are intended to be life sustaining or life supporting, devices that are implantable, devices that present a potential unreasonable risk of harm or are of substantial importance in preventing impairment of health, and devices that are not substantially equivalent to other lawfully marketed devices and for which safety and effectiveness cannot be assured solely by the general controls and special controls.

Pre-market Notification (510(k)) Clearance Process.   Manufacturers of most Class II devices must submit premarket notifications to the FDA under Section 510(k) of the FDCA (21 U.S.C. § 360(k)) in order to obtain the necessary authorization to market or commercially distribute such devices. To obtain 510(k) clearance, manufacturers must submit to the FDA adequate information demonstrating that the proposed device is “substantially equivalent” to a “predicate device” that is already on the market. A predicate device is a legally marketed device that is not subject to PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976, or pre amendments device, and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process.  The FDA typically issues a decision within 90 days of receipt of a 510(k) submission but may stop the review clock for up to 180 days to request that the applicant respond to the agency’s requests for additional information about the proposed device.  If the FDA agrees that the device is substantially equivalent to the predicate device identified by the applicant in a premarket notification submission, the agency will grant 510(k) clearance for the new device, permitting the applicant to commercialize the device. Premarket notifications are subject to user fees, unless a specific exemption applies.

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

De Novo Classification.   This device regulatory pathway allows a manufacturer whose novel device is automatically classified into Class III to request that the FDA classify such device as Class I or Class II based on evidence that the device in fact presents low or moderate risk, instead of following the typical Class III device pathway requiring the submission and approval of a PMA application. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device.  The FDA typically issues a decision within 150 days of receipt on a De Novo classification request but, as with 510(k) submissions, may stop the review clock for up to 180 days to request that the applicant respond to the agency’s requests for additional information.  If FDA grants the De Novo request, the device may be legally marketed in the United States. However, the FDA may reject the classification request if the agency identifies a suitable legally marketed predicate device that provides a reasonable basis for review of substantial equivalence or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and adequate special controls cannot be developed. De Novo classification requests are subject to user fees, unless a specific exemption applies.

Premarket Approval (PMA).   The PMA process is more demanding than the 510(k) and De Novo classification processes. For a PMA, the manufacturer must demonstrate through extensive data, including data from nonclinical studies and one or more clinical trials, that the device is safe and effective for its proposed indication. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QSR.

The FDA may refer any PMA submission, including applications for novel device candidates or device candidates that present difficult questions of safety or efficacy, to an advisory committee for review. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

If the FDA’s evaluation of the PMA application and inspection of the manufacturing facility is favorable, the FDA may issue an approval order authorizing commercial marketing of the device, or an “approvable letter,” which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been met to the satisfaction of the FDA, the agency will issue a PMA approval order, subject to the conditions of approval and the limitations established in the approval order. If the FDA’s evaluation of a PMA application or manufacturing facility is not favorable, the FDA will deny approval of the PMA or issue a “not approvable letter.” The FDA may also determine that additional studies are necessary, in which case the PMA approval may be delayed for several months or years while such additional studies are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and each PMA submission is subject to a substantial user fee unless a specific exemption applies. PMA approval may also be granted with post-approval requirements such as the need for additional patient follow-up or requirements to conduct additional clinical trials.

After approval of a premarket application, a new PMA application or PMA supplement may be required in the event of a modification to the labeling, manufacturing process, specifications, materials or design of the device.  PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplements are limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive clinical data or the convening of an advisory committee.  The PMA pathway is much more costly, lengthy and uncertain.

In general, software that is intended for a medical purpose, whether it is included with a hardware device or is standalone software, is considered a medical device and subject to the same regulatory pathways described above, as long as it meets the definition of a “device” in Section 201(h) of the FDCA.  However, the 21st Century Cures Act, which became law in December 2016, expressly excluded from the FDCA’s device definition some software functions, such as software to support healthcare facility administration, general wellness software, electronic health records and certain clinical decision support software.  In September 2019, the FDA published a revised guidance, General Wellness: Policy for Low Risk Devices, describing its approach to general wellness products, including software, which states that the agency does not intend to examine the compliance of low risk general wellness products, as long as they are intended to (i) maintain or encourage general health or healthy activity and do not make any claims relating to specific diseases or conditions, or (ii) encourage a healthy lifestyle to help reduce the risk or impact of or help the user live well with certain chronic diseases or conditions where there is an established connection between a healthy lifestyle and the disease or condition.  In addition, the FDA has published the Policy for Device Software Functions and Mobile Medical Applications guidance, which describes the agency’s approach to regulating software device functions, and in particular, the types of software that are the focus regulatory enforcement, under enforcement discretion, or not considered medical devices.  Our Smart Diabetes Management Solution software and wireless blood pressure monitor software are considered medical devices under the FDCA and such software products have received the required marketing authorizations and are listed with FDA.  We believe that our other current software products either are not intended for a medical purpose or meet the applicable criteria to be considered low risk general wellness products.

The FDA issued a Final Rule on February 2, 2024 describing amendments to harmonize the QSR with the 2016 edition of the International Organization for Standardization publication Medical Devices: Quality management systems—Requirements for regulatory purposes (ISO 13485:2016), which will become effective on February 2, 2026. The harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016. However, device manufacturers will likely need to revise certain quality system procedures to ensure compliance with the harmonized regulations and any failure to make such revisions or adapt to the harmonized regulations, once they become effective, may result in observations of noncompliance during facility inspections by the FDA or comparable regulatory authorities.

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

For example, the European Union (EU) has adopted specific directives and subsequently regulations regulating the design, manufacture, clinical investigations, labeling, conformity assessment, post-market surveillance and vigilance reporting for medical devices.  The EU rules described below are generally applicable in the European Economic Area (EEA). Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements.

The EU presently requires that all medical products be certified to meet the EU’s safety and performance requirements for such products and bear a CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness.  Prior to May 26, 2021, all medical devices placed on the EU market had to meet the relevant essential requirements laid down in Council Directive 93/42/EEC, or the Medical Device Directive (MDD), and if applicable, the Council Directive 90/385/EEC, or the Active Implantable Medical Device Directive (AIMD), or for in vitro diagnostic devices, Council Directive 98/79/EC, or the In Vitro Diagnostic Directive (IVDD).  Active Implantable Medical Devices (AIMD) are defined as medical devices that rely on a source of electrical energy or any source of power other than that generated by the body, which are totally or partially introduced, either surgically or medically, into the human body and intended to remain after the procedure.

On May 26, 2021, the Medical Devices Regulation, EU 2017/745, (MDR) became effective, repealing and replacing the MDD and the AIMDD. The MDR is directly applicable in all EU member states.  The MDR changed several aspects of the regulatory framework for medical device marketing in Europe in order to increase regulatory oversight of all medical devices marketed in the EU (which, in turn, increased the costs, time and requirements to place innovative or high-risk medical devices on the European market).  The MDR among other things (i) strengthens the rules on placing devices on the market and reinforces post-market surveillance; (ii) establishes explicit provisions on a manufacturer’s responsibilities for the follow-up of the quality, performance and safety; (iii) improves the traceability of medical devices through a unique identification number; and (iv) sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

An overarching requirement under the MDR is that any device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others.  In addition, the device must meet the performance specifications intended by the manufacturer and be designed, manufactured and packaged in a suitable manner.  To that effect, the European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices.  There are also harmonized standards relating to design and manufacture.  While not mandatory, compliance with harmonized standards is a way for manufacturers to demonstrate that products comply with relevant EU legislation.

To demonstrate compliance with the General Safety and Performance Requirements (GSPRs) set forth in the MDR, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification.  Conformity assessment procedures require an assessment of the technical documentation, including the device description, the design stages, the manufacturing process, available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed.  Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the GSPRs (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body.  Notified Bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market.  A Notified Body typically audits and examines a product’s technical dossiers and the manufacturer’s quality management system (which must, in particular, comply with ISO 13485).  If satisfied that the AIMD or other medical device conforms to the relevant GSPRs, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity.  The manufacturer may then apply the CE-Mark to the device, allowing the device to be legally marketed throughout the EU.

Notified Body certificates of conformity are valid for a fixed duration (which shall not exceed five years).  Throughout the term of the certificate, the manufacturer will be subject to periodic surveillance audits to verify continued

compliance with the applicable requirements.  In particular, there will be a new audit by the Notified Body before it renews the relevant certificate(s).

Devices lawfully placed on the market pursuant to the MDD and the AIMDD prior to May 26, 2021 could initially continue to be made available on the market or put into service until May 26, 2025. Nevertheless, the European Parliament recently adopted legislation to extend this transitional period to give manufacturers more time to switch from the previously applicable provisions to the new certification requirements for medical devices as laid down by the MDR.  For high risk, class III and class IIb implantable devices the transitional period is extended until December 31, 2027.  For medium and low risk, class IIb devices and class IIa, Im, Is and Ir devices the transition period is extended until December 31, 2028.

In May 2022, the IVDD was replaced by the In Vitro Diagnostic Device Regulation, EU 2017/746, (IVDR) and given a 5-year transition period until its full implementation on May 26, 2022. Unlike the IVDD, the IVDR has binding legal force throughout every EU member state.  The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety.  Under the IVDR, IVDs are subject to additional legal regulatory requirements.  Among other things, the IVDR introduces a new risk-based classification system and requirements for conformity assessments.  Under the IVDR and subsequent amendments, IVDs already certified by a Notified Body under the IVDD may remain on the market until May 26, 2025, and IVDs certified without the involvement of a Notified Body may be placed on, or remain in, the market for up to three additional years (until May 26, 2028) depending on the classification of the IVD.  The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures.  In addition, the IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

In September 2013, we obtained ISO 13485 certification for our quality management system and CE Mark certification to market Dario, and in May 2015 Dario was cleared to fulfill the criteria according to EN ISO 15197:2013. The granting of the CE Mark allows Dario to be marketed and sold in 32 countries across Europe as well as in certain other countries worldwide. On November 21, 2014, MDSS, our European Authorized Representative, completed the registration of the Dario Blood Glucose Monitoring System with the German Authority as required by Article 10 of Directive 98/79/EC on in vitro diagnostic medical devices. We commenced an initial soft launch of the product in Europe in 2014, created initial demand for the product and established brand awareness and marketing techniques to reach our target market with a goal to continue expansion to new markets and territories.

We achieved regulatory clearance to market Dario in other countries that do not rely on the CE Mark. To date, the non-CE Mark jurisdictions which we have begun to market Dario include the United States, New Zealand, Canada, and Australia.

To the extent that we seek to market our product in other non-CE Mark countries in the future, we will be required to comply with the applicable regulatory requirements in each such country.  Such regulatory requirements vary by country, and complying with such regulations may require substantial time and effort.  As a result, no assurance can be given that we will be able to satisfy the regulatory requirements to sell our products in any such country.  If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Clinical Trials

Clinical trials are almost always required to support PMA applications and are sometimes required to support 510(k) and De Novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s good clinical practice (GCP), regulations, including the investigational device exemption (IDE) regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of trial sponsors and investigators.  If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies.  A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a patient.  An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that the device has a safety profile appropriate for human testing and that the trial protocol is scientifically sound.  The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA expressly approves or denies the application in writing or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns.  If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the trial, the FDA may permit a clinical trial to proceed under a conditional approval or the sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.  In addition, the trial must be approved by, and conducted under the oversight of, an institutional review board, or IRB, for each clinical site.  If the device presents a non-significant risk to the patient according to criteria established by FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

As part of its clinical trial oversight responsibilities, an IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations.  Information about certain clinical studies, including details of the protocol and eventually trial results, also must be submitted within specific timeframes to the National Institutes of Health (NIH), for public dissemination on the ClinicalTrials.gov data registry.  Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial.  Sponsors are also obligated to disclose the results of their clinical studies after completion.  Disclosure of the results of these studies can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.  The U.S. Department of Health and Human Services’ Final Rule and NIH’s corresponding policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and more frequently if unanticipated serious adverse events, or SAEs, occur.  The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.  Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the investigational product has been associated with unexpected serious harm to patients.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial that will be used to demonstrate the safety and effectiveness of a medical device marketing authorization submission to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA.  The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them.  The FDA may grant a waiver for some or all of the requirements for a diversity action plan.  It is unknown at this time how the diversity action plan may affect device pivotal clinical trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

Ongoing Regulation by FDA

Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all phases of the product life-cycle;
●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	corrections, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The medical device reporting requirements also extend to healthcare facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or PMA approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted PMA approvals.

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

In order to maintain the right to affix the CE Mark to sell medical devices in the European Union, periodic surveillance audits of the company premises and, if needed, at major subcontractors’ premises must to be carried out by a Notified Body.  In addition, all manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions, (FSCAs), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market.  A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect that directly or indirectly led, might have led or might lead to death, temporary or permanent serious deterioration of health state, or a serious public health threat.  An FSCA can include the withdrawal of the device from the market, or a recall thereof.  FSCAs must be communicated by the manufacturer or its legal representative to the users of the device through Field Safety Notices.

The advertising and promotion of medical devices is subject to some general principles set forth by EU directives. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices.  While the aforementioned directives are not specific to the advertising of medical devices, the provisions of national law transposing them must also be complied with and contain general rules, for example requiring that advertisements are evidenced, balanced and not misleading.  Specific requirements are defined at national level.  EU member states laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations.  Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities.  In addition, many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

Failure to comply with applicable regulatory requirements can result in enforcement action by the applicable regulatory authorities, which may include any of the following sanctions: fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for renewing marketing authorization of our products or for granting marketing authorization for new products.

Federal Trade Commission Regulatory Oversight

Our advertising for our products in the United States is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (FTC), as well as comparable state consumer protection laws.  Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce.  The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Federal Communications Commission Regulation

The Dario Blood Glucose Monitoring System includes a wireless radio frequency transmitter and receiver and, therefore, is subject to equipment authorization requirements in the United States.  The Federal Communications Commission (FCC) requires advance clearance of all radio frequency devices before they can be imported into, sold or marketed in the United States.  These clearances ensure that the proposed products comply with FCC radio frequency emission and power level standards and will not cause interference.

State Licensure Requirements

Several U.S. states require that Durable Medical Equipment (“DME”) providers be licensed in order to sell products to patients in that state. Certain of these states require that DME providers maintain an in-state location.  Some states also require a device manufacturer or distributor to obtain a license in order to distribute prescription medical devices to customers in such states.  If these rules are determined to be applicable to us and if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state.

Other U.S. Healthcare Laws and Regulations

We must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	the federal Anti-Kickback Statute (AKS) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act (FCA), which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the Civil Monetary Penalties Law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	the Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	The federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the CMS information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, such physicians, non-physician healthcare practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope in comparison to applicable federal laws.  Some state laws require medical device companies to comply with the relevant industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring device manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.  In addition, state and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Violation of any of the federal and state healthcare laws may result in penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of operations.  Our actual or perceived failure to comply with healthcare and data privacy laws could result in liability or reputational harm and could harm our business.  Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our future revenues.

U.S. and European Data Security and Data Privacy Laws

HIPAA’s administrative simplification provisions established comprehensive U.S. federal standards for the privacy and security of health information.  In 2009, Congress enacted Subtitle D of the HITECH provisions of the American Recovery and Reinvestment Act of 2009, which expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements.  HIPAA applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically, which are referred to collectively as Covered Entities, as well as individuals or entities that perform services for Covered Entities involving the use, or disclosure of, individually identifiable health information or protected health information (PHI) under HIPAA.  Such service providers are called "Business Associates."  Under HIPAA, as amended by the HITECH Act, HHS has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates.  HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing.  Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.

The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures to maintain the security of protected health information.

The HIPAA privacy regulations address the privacy of PHI by limiting the use and release of such information.  They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, request an accounting of disclosures of PHI or to request restrictions on the use or disclosure of PHI.  The HIPAA breach notification regulations impose certain reporting requirements on Covered Entities and their Business Associates in the event of a breach of PHI.

Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including a downstream Business associate, as determined according to the federal common law of agency.  Civil penalties are adjusted for inflation on an annual basis and can exceed one million dollars per year for failure to comply with a HIPAA requirement.  A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face a criminal penalties (including fines and imprisonment), which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm.  Covered Entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.

Additionally, while HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.  The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.  Individually identifiable health information is considered sensitive data that merits stronger safeguards.  The FTC and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI.  These laws overlap with HIPAA and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  The State of California, for example, has implemented comprehensive laws and regulations.  The California Confidentiality of Medical Information Act (CMIA), imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. The California Consumer Privacy Act of 2018 (the CCPA) went into effect January 1, 2020.  The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information.  It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches which has led to an increase data breach litigation.  Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context.  Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023, amending the CCPA.  The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of California-based employees.  It also created a new regulatory entity, the California Privacy Protection Agency data protection agency, which is authorized to issue substantive regulations under the CPRA and is expected to result in increased privacy and information security enforcement.  Other states have implemented similar laws protecting identifiable health and personal information, and most such laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our customers and research collaborators to share health information with us.  Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.

In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018.  The EU General Data Protection Regulation (GDPR) applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance.  The GDPR fine framework can be up to 20 million euros, or up to 4% of our total global turnover of the preceding fiscal year, whichever is higher.  The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime.  In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance measures.  Noncompliance could result in the imposition of fines, penalties, data lockup or orders to stop noncompliant activities.

We could also be subject to evolving European Union laws on data export, for transfers of data outside the European Union to themselves, group companies or third parties.  The GDPR only permits exports of data outside the European Union to jurisdictions that ensure an adequate level of data protection.  The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses).  On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II.  This decision (a) called into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidateds the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States.  However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data.  The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision by the CJEU.  The European Commission will continually review developments in the United States along with its adequacy decision.  Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction.  Future actions of EU data protection authorities are difficult to predict.  Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make.  This could lead to the loss of current or prospective customers or other business relationships.

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

Additional patent applications are in the process, of being discussed and developed, and we believe that we have a rich potential pipeline of future technologies that we intend to develop.

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

This patent was also submitted as EP application #19767795.8 on the 05/03/2019 and is currently pending.

Design patents and patent applications on the Dario Blood Glucose Monitoring System

To further protect our market distinction and branding for the Dario Blood Glucose Monitoring System, three U.S. Design Applications have been filed and granted covering the glucose meter, the cartridge, and connection dongle. At least some of these applications were granted and registered in the United States, as well as, Canada, Europe, and Hong Kong.

Trademark applications

We have also filed several families of trademark applications covering the “Dario” name (wordmark), the Dario name and logo (logo), the Dario logo alone (logo), the DARIO-LITE wordmark, the LABSTYLE INNOVATIONS wordmark, the DARIOHEALTH wordmark, and the DARIOHEALTH logo.  In particular, the “Dario” wordmark is registered as a trademark in Australia, Canada, China, Costa Rica, United States, Israel, Hong Kong, South Africa, Japan, Costa Rica, Europe, Israel, Korea, Mexico, New Zealand, Panama and Russia. The “DARIOHEALTH” wordmark is registered as a trademark in the United States, Canada, China and India.

Upright also added the following trademarks to our list: UPRIGHT, UPRIGHT GO – registered in the US, AU and EM, and UPRIGHT DASHBOARD, UPRIGHT DESKTOP, UPRIGHT GO 2, UPRIGHT POSTURE IS WITHING REACH – registered in the U.S.

Utility Models

We have been granted Utility Models for our core invention in Japan.

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

Twill Intellectual Property

Granted Patents

On October 27, 2020, the United States Patent Office issued Patent No. US 10,813,584 B2 titled “ASSESSING ADHERENCE FIDELITY TO BEHAVIORAL INTERVENTIONS USING INTERACTIVITY AND NATURAL LANGUAGE PROCESSING”. The abstract contained in the patent award describes this patent as “A computer system apparatus and a method carried out by such apparatus for interacting with a user via a behavior intervention designed to cause an increase in emotional well-being of the user. The behavior intervention has a plurality of conditions to be satisfied. The process includes receiving input data from the user during the behavior intervention, performing, on at least a portion of the received input data having text, semantic analysis to identify terms that satisfy the plurality of conditions and assessing, based on an amount of completeness of satisfying the plurality of conditions, a level of adherence to the behavior intervention. When one or more of the plurality of conditions are determined not as satisfied, the process includes generating a prompt designed to elicit, from the user, a response specific to satisfying the missing conditions.”

There are also pending associated patent applications filed in the European Patent Office (Application 18835438.5), Canada (Application 3070229), and Hong Kong (Application 620200109481).

On February 7, 2023, the United States Patent Office issued Patent No. US 11,575,737 B2 titled “DYNAMIC INTERACTIVE NETWORK SYSTEM FOR PROVIDING ONLINE SERVICE AND SOCIAL COMMUNITY FOR ENGAGING, LEARNING, AND TRAINING SKILLS FOR MENTAL HEALTH”. The abstract contained in the patent award describes this patent as “A dynamic interactive network system provides an online service and social community for engaging, learning, and training skills for happiness. The system includes a processor and memory storing instructions which when executed by the processor configure the processor to provide the online service. The instructions further configure the processor to provide tracks including activities, provide an initial happiness level and a track to a user based on a self-assessment completed by the user upon signing up, monitor progress of the user based on self-assessments periodically completed by the user, modify the track based on the self-assessments, suggest followers to the user from the users whose profiles match the profile of the user in terms of demographics, psychographics, and rating of the users on the online service, and generate a happiness graph for the user that correlates the activities and the followers with their impact on happiness level of the user.”

On February 20, 2024, the United States Patent Office issued Patent No. US 11,909,811 B2 titled “DYNAMIC INTERACTIVE NETWORK SYSTEM FOR PROVIDING ONLINE SERVICE AND SOCIAL COMMUNITY FOR ENGAGING, LEARNING, AND TRAINING SKILLS FOR MENTAL HEALTH”. This patent is a continuation of Patent No. 11,575,737 with additional claims.

On August 10, 2023, the United States Patent Office issued Patent No. US 11,727,217 B2 titled “SYSTEMS AND METHODS FOR DYNAMIC USER INTERACTION FOR IMPROVING MENTAL HEALTH”. The abstract contained in the patent award describes this patent as “A computing system for interacting with a user comprises a processor and a memory storing executable software which, when executed by the processor, causes the processor to commence an interactive session with a user, receive input data from the user during the interactive session, analyze the received input data and output a response to the user to continue the interactive session with the user. The processor, prior to outputting the response, identifies one or more topics from the received input data, ascertains a tone of the received input data, generates a mirroring prompt based on the ascertained tone of the received input data, and output to the user the generated mirroring prompt. The processor outputs the mirroring prompt to the user during the interactive session to cause an increase in a level of engagement of the user with the interactive session”.

On October 10, 2023, the United States Patent Office issued Patent No. US 11,779,270 B2 titled “SYSTEMS AND METHODS FOR TRAINING ARTIFICIALLY-INTELLIGENT CLASSIFIER”. The abstract contained in the patent award describes the patent as “A computing system/method for enabling a user to improve, via training, a system designed to increase the emotional and/or physical well-being of persons or designed for other purposes. The system/method includes retrieving a user response from a dialogue database, the user response having already labeled thereto an assigned class having a highest confidence score, the confidence score indicating degree of confidence that context of the retrieved user response is of the assigned class, displaying, the assigned class, along with other classes each having a respective lower confidence score, and receiving an indication of validity of the assigned class. The system/method further includes retrieving of a pair of sequential user response and follow-up prompt from the database, displaying user-selectable ratings, each rating designating a respectively different quality to the follow-up prompt, receiving selection of a rating and a related comment, and associating the selection and the comment to the follow-up prompt.”

There are also pending associated patent applications filed in the European Patent Office (Application 19847959.4), Canada (Application 3109113).

Patent Applications

On October 25, 2021, patent application 17/510,341 was filed in the United States Patent office. Titled “DYNAMIC INTERACTION SYSTEM AND METHOD”, the abstract for this application describes as “A method and system are provided for dynamic user interaction. The method includes assessing input data, received from a user, that is used to determine a psychological state of the user. The method further includes determining a current psychological state of the user, using an application stored in non-transitory storage media, based on the input data, and determining possible courses of action for the user based on the determined current psychological state of the user. The method additionally includes presenting the current psychological state and the possible courses of action to the user through a physical interface.”.

On December 8, 2021, patent application 17/546,020 was filed in the United States Patent office. Titled “CUSTOMIZABLE THERAPY SYSTEM AND PROCESS”, the abstract for this application describes as “The present invention is directed to a computing system and a process carried out by such system for providing a therapy session personalized to the circumstances of the user. The therapy session includes an audio component that is automatically generated by an algorithm that makes a voice seem to be that of an actual person. In a similar way, a video component to the therapy session may also be presented.”

On January 26, 2022, patent application 17/585,003 was filed in the United States Patent office. Titled “SENSOR TRACKING BASED PATIENT SOCIAL CONTENT SYSTEM”, the abstract for this application describes as “A computing system that includes a server, the system functions as a patient social content system (PSCS) which, among other functions, provides content to a patient/user. A device with a network connection to the computing system permits the patient to provide information to the computing system. In addition, one or more sensors are configured to detect changes in various physical parameters relevant to the patient. Electrical signals from the sensors are conveyed to the computing system so that the computing system is aware of changes in physical parameters of the patient. Based on the changed physical parameters of the patient, the computing system provides different content to the user that is relevant to the changes. Overall, processes carried out by the system establish and maintain a patient social content system that utilizes tracking data received from one or more sensors.”.

On August 1, 2022, patent application 17/878,901 was filed in the United States Patent office. Titled “APPARATUS FOR COMPUTER GENERATED DIALOGUE AND TASK-SPECIFIC NESTED FILE ARCHITECTURE THEREOF”, the abstract for this application describes as “The present disclosure relates to digital devices adapted to increase the efficacy of a computerimplemented migraine treatment plan. In some embodiments, an apparatus generates an interactive session comprising a plurality of tracks and sets a need set according to a baseline level. The need set may comprise a selection of one or more tracks, wherein the selection is a function of the baseline level and/or a variable level. The interactive session may utilize a threetiered architecture interactive dialogue module comprising a master file, a plurality of skeleton files, and a plurality of skin sets, wherein each of the plurality of skin sets is nested within one of the plurality of skeleton files and the plurality of skeleton files are nested within the master file. Accordingly, the tracks, the activities, and the tasks, may each utilize the master file, the skeleton files, and the skin sets, respectively.”.

Associated applications have been filed in the WIPO (Application No.PCT/US 2022/046487 and EPO (Application No. 22881741.7)

On October 12, 2022, patent application 17/878,901 was filed in the United States Patent office. Titled “MODIFIABLE PHARMACEUTICAL PROTOCOL FOR MIGRAINE TREATMENT AND ASSESSMENT OF DRUG EFFICACY THEREOF”, the abstract for this application describes as “The present disclosure relates to a treatment protocol for treatment of migraine comprising an abortive drug adapted to bind with a plurality of calcitonin gene-related peptides (CGRP) receptors. The abortive drug may be adapted to mitigate vasodilation in a user. The treatment protocol may comprise evaluating medication-relevant information from a user input to determine positive and/or negative effects of the abortive drug regimen. The treatment protocol may include a preventative drug regimen and a corresponding preventative drug. The treatment protocol may be configured to evaluate the efficacy of the abortive and/or preventive drug regimens based on the determined positive and/or negative effects. In a further embodiment, the drug protocol may be configured to generate suggested alterations to either regimen based on the efficacy evaluation.”

On October 12, 2022, patent application 17/964,871 was filed in the United States Patent office. Titled “PHARMACEUTICAL ADMINISTRATION TRACKING AND TREATMENT COMPLIANCE SYSTEM’, the abstract for this application describes as “The present disclosure relates to a medication tracking and compliance system. In an embodiment, the system receives an initial drug regimen comprising one or more drugs configured to inhibit a calcitonin superfamily of peptides. The system, via a client device, may receive user input and extract the medication-relevant information from said user input. In a further embodiment, the medication-relevant information may be analyzed in view of drug-specific information to evaluate potential positive and/or negative effects. The system may generate an activity within the interactive session, where the activity may be replaced with a succeeding activity based on the activity content efficacy and activity type efficacy of the previously generated activity.”

On October 12, 2022, patent application 17/964,874 was filed in the United States Patent office. Titled “DISTRIBUTED NETWORK FOR MODIFIABLE INTERACTIVE SESSIONS AND ADHERENCE ENHANCEMENT THEREOF”, the abstract for this application describes as “The present disclosure relates to a system of networked devices configured to increase the efficacy of a migraine treatment plan and adherence to said treatment plan. The system may comprise a client device and a server, wherein the client device is adapted to generate an interactive session including one or more tracks. In a further embodiment, the client device receives user input and alters the track based on an instant instruction. The instant instruction may be generated by the server based on at least the received input data and the need set. Thus, the server may transmit the instant instruction to the client device, enabling the client device to alter the track such as to improve at least one need from the need set.”

On April 19, 2023, patent application 18/136,787 was filed in the United States Patent office. Titled “SYSTEMS AND METHODS FOR MANAGING DYNAMIC USER INTERACTIONS WITH ONLINE SERVICES FOR ENHANCING MENTAL HEALTH OF USERS”, the abstract for this application describes as “A system for conducting dialogues with users of an online service recommending N activities comprises a processor to generate a first file including M portions for conducting the dialogues. The processor generates N second files for the N activities, respectively. The processor includes in each of the N second files references to a plurality of the M portions of the first file. The processor generates a plurality of third files, each corresponding to a task for performing one of the N activities. The processor conducts a dialogue with one of the users about one of the N activities using one of the N second files corresponding to the one of the N activities, a plurality of the M portions of the first file referenced by the one of the N second files, and one of the third files corresponding to a task for performing the one of the N activities.

On August 15, 2023, patent application 18/234,319, a Continuation of application No. 17/671,251, filed on Feb. 14, 2022, now Pat. No. 11,727,217, was filed in the United States Patent office. Titled “SYSTEM S AND METH ODS FOR DYNAMIC USER INTERACTION FOR IMPROVING MENTAL HEALTH”, the abstract for this application describes as “ A computing system for interacting with a user comprises a processor and a memory storing executable software which, when executed by the processor, causes the processor to commence an interactive session with a user, receive input data from the user during the interactive session, analyze the received input data and output a response to the user to continue the interactive session with the user. The processor, prior to outputting the response, identifies one or more topics from the received input data, ascertains a tone of the received input data, generates a mirroring prompt based on the ascertained tone of the received input data, and output to the user the generated mirroring prompt. The processor outputs the mirroring prompt to the user during the interactive session to cause an increase in a level of engagement of the user with the interactive session.”

Associated applications have been filed in EP (Application No. 21194661.1)

Granted Trademarks

Country	Mark	Registration No.	Regitrsation Date
USA	Therapeutic Media	7281217	01/16/2024
USA	Duet	7270430	01/09/2024
USA	KOPA	6531581	10/19/2021
USA	Circular Design (Talk Bubble Design)	6108363	07/21/2020
USA	ANNA	6024641	03/31/2020
USA		5546023	08/21/2018
USA	HAPPIFY HEALTH	5565951	09/18/2018
Madrid Protocol	HAPPIFY	1216735	Renewal: 10/15/2023
USA	HAPPIFY	4475643	01/28/2014
Madrid Protocol	SEQUENCE	1697868	08/23/2022
USA	SEQUENCE	7231798	11/28/2023
Madrid Protocol	TWILL	1712124 (BR,UK)	08/25/2022
Madrid Protocol	ASPIRO	1738488 (AU,UK)	04/28/2023
USA	DD Stylized	7310387	02/20/2024

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

Employees

As of March 22, 2024, and following the acquisition of Twill Inc., we had 276 full-time employees and 18 part-time employees. We have employment agreements with our four executive officers. See “Management – Employment Agreements.”

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption that initial commercial sales will commence during our anticipated timeframes, we believe that we will have sufficient resources to continue our activities through 2025.

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

We currently have a credit facility in place with Avenue Venture Opportunities Fund L.P. and Avenue Venture Opportunities Fund II, L.P., of which $30 million was made available in May 2023. However, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements and public offerings of common stock and have incurred losses in each year since inception including net losses of $59,427,000 and $62,193,000 in 2023 and 2022, respectively. Our accumulated deficit at December 31, 2023 was approximately $349,361,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to launch Dario in additional European countries, and elsewhere and manufacture, market and sell Dario where approved. We may be unable to achieve any or all of these goals.

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

Our Dario application, which is a key to our business model, is available via Apple’s App Store and via Google’s Android platforms and maybe in the future via additional platforms. If we are unable to achieve or maintain a good relationship with each of Apple and Google or similar platforms, or if the Apple App Store or the Google Play Store or any other applicable platform were unavailable for any prolonged period of time, our business will suffer.

A key component of the Dario Solution is an iPhone or Android application which includes tools to help diabetic patients manage their disease. This application is compatible with Apple’s iOS and with Google’s Android platforms and may in the future become compatible via additional platforms. If we are unable to make our Dario Smart Diabetes Management application compatible with these platforms, or if there is any deterioration in our relationship with either Apple or Google or others after our application is available, our business would be materially harmed.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution, and operation of games and other applications on their respective storefronts. Each of Apple and Google has broad discretion to change its standard terms and conditions, including changes which could require us to pay to have our Dario application available for downloading. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. We may not receive any advance warning of such changes. In addition, each of Apple and Google has the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of its standard terms and conditions, including by a new interpretation, and prohibits us from distributing our Dario Management application on its storefront, it would materially harm our business.

Additionally, we will rely on the continued function of the Apple App Store and the Google Play Store as digital storefronts where our Dario application may be obtained. There have been occasions in the past when these digital storefronts were unavailable for short periods of time or where there have been issues with the in-app purchasing functionality within the storefront. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-app purchasing functionality within the storefront is non-operational for a prolonged period of time, it would have a material adverse effect on the ability of our customers to secure the Dario Smart Diabetes Management application, which would materially harm our business.

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

Our Dario Solution and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

The Dario Management Solution may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

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

We may not generate the expected benefits of our acquisition of Twill, and the integration of this business could disrupt our ongoing business, distract our management and increase our expenses.

Through our acquisitions of Twill, we expanded our product offering to include digital-first solutions with a mission to improve users mental and physical health. We believe that the successful integration of Twill’s business into our operations is important for our future financial performance. This will require that we integrate more closely the companies’ product offerings and research and development capabilities, retain key employees, assimilate diverse corporate cultures, further integrate management information systems and consolidate the acquired operations, each of which could pose significant challenges. The difficulty of combining Twill with our company may be increased by the need to integrate personnel, and changes effected in the combination may cause key employees to leave.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. The diversion of the attention of management created by the integration process, any disruptions or other difficulties encountered in the integration process, and unforeseen liabilities or unanticipated problems with the acquired businesses could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that these acquisitions will provide the benefits we expect or that we will be able to integrate and develop the operations of Twill successfully. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Product Development and Regulatory Approval

The regulatory clearance process which we must navigate is expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the commercialization of Dario or our any future product.

We are not permitted to market Dario in any jurisdiction until we receive marketing authorization from the applicable regulatory authority. To date, we have received regulatory authorization in Australia, Canada, Israel, Italy, the Netherlands, New Zealand, the United Kingdom, and the United States.

The research, design, testing, manufacturing, labeling, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country.  In particular, marketing authorization requirements vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA clearance or other marketing authorization. Obtaining authorization for a device in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory authorization in one country may negatively impact the regulatory process in others.  There can be no assurance that even after such time and expenditures, we will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products.  In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products.  Significant delays in receiving, or the failure to receive, marketing authorization for our new products would have an adverse effect on our ability to expand our business.

We are also subject to numerous post-marketing regulatory requirements, which include quality management system regulations, labeling regulations and medical device reporting regulations. Specifically, the medical device reporting regulations require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us, or various regulatory authorities may take other actions that could prevent or delay authorization of our products under development or impact our ability to gain authorization for modifications to our currently approved or cleared products in a timely manner. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
●	customer notification, or orders for repair, replacement or refunds;
●	voluntary or mandatory recall or seizure of our current or future products;
●	imposing operating restrictions, suspension or shutdown of production;
●	refusing our requests for marketing authorization of new products, new intended uses or modifications to Dario or future products;
●	suspending or withdrawing marketing authorizations that have already been granted; and
●	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

We have conducted limited clinical trials of Dario. Clinical and nonclinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical trials on Dario.   There can be no assurance that we will successfully complete additional clinical trials necessary to receive additional regulatory approvals in certain jurisdictions. While studies conducted by us have produced results we believe to be encouraging and indicative of the potential efficacy of Dario, data already obtained, or in the future obtained, from nonclinical studies and clinical trials do not necessarily predict the results that will be obtained from later nonclinical studies or clinical trials. Moreover, nonclinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent additional regulatory approvals. A number of companies in the medical device and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier studies. If we fail to adequately demonstrate the safety and effectiveness of a product candidate under development, it could delay or prevent regulatory authorization of the device, resulting in delays to commercialization, and could materially harm our business.  Even though we have received CE mark and FDA clearance of Dario, there can be no assurance that we will be able to receive authorization for other potential applications of our principal technology, or that we will receive regulatory authorizations from other targeted regions or countries.

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

The completion of any future clinical trials for Dario or other trials that we may be required to undertake in the future could be delayed, suspended or terminated for several reasons, including:

●	delay or failure in reaching agreement with regulatory authorities on a trial design that we are able to execute;
●	delay or failure in obtaining authorization to commence a trial, including approval from the appropriate IRB to conduct testing of a product candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
●	delay in reaching, or failure to reach, agreement on acceptable terms with prospective contract research organizations and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure or inability to conduct the clinical trial in accordance with regulatory requirements;

●	sites participating in the trial may drop out of the trial, which may require us to engage new sites for an expansion of the number of sites that are permitted to be involved in the trial;
●	failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by a regulatory authority due to observed safety findings or other reasons;
●	delays that we may experience in patient enrollment or completion of certain trials;
●	patients may not enroll in, remain in or complete, the clinical trial at the rates we expect; and
●	clinical investigators may not perform our clinical trial on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices.

In addition, the U.S. Congress recently amended the FDCA to require sponsors of any pivotal study to support marketing authorization of a medical device to design and submit a diversity action plan for such clinical trial.  The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them.  For any future pivotal studies involving our device products or product candidates, we must submit a diversity action plan to the FDA by the time a pivotal study protocol is submitted to the agency for review, as applicable, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan.  It is unknown at this time how the diversity action plan may affect the planning and timing of any future pivotal study for our products or product candidates or what specific information FDA will expect in such plan.  However, initiation of such studies may be delayed if the FDA objects to a proposed diversity action plans for any future pivotal study of our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

If our ongoing or future clinical trials are delayed it will take us longer to further commercialize Dario and generate additional revenues. Moreover, our development costs will increase if we have material delays in our clinical trial or if we need to perform more or larger clinical trials than planned. We may be faced with similar risks in connection with future trials we conduct. See “Business - Clinical Trials” for a description of our clinical trials performed to date.

If we or our manufacturers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our operations could be interrupted, and our operating results could suffer.

We, our manufacturers and suppliers must, unless specifically exempt by regulation, follow the FDA’s QSR, as well as similar regulations of foreign jurisdictions regarding the manufacturing process.  In addition, we and certain of our manufacturers and suppliers are subject to inspection by regulatory authorities to assess regulatory compliance from time to time and may not be able to demonstrate adequate compliance with applicable regulations.  If we, our affiliates, our manufacturers or suppliers are found to be in significant non-compliance or fail to take satisfactory corrective action in response to adverse inspectional findings, the FDA or other applicable regulatory authority could take enforcement actions against us and our manufacturers which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. Accordingly, our operating results could suffer.

We are subject to the risk of reliance on third parties to conduct our clinical trial work.

We depend on independent clinical investigators to conduct our clinical trials. Contract research organizations may also assist us in the collection and analysis of data. These investigators and contract research organizations will not be our employees and we will not be able to control, other than by contract, the number of resources, including the time that they devote to products that we develop. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators or contract research organizations does not relieve us of our regulatory responsibilities. If the independent investigators or contract research organizations fail to devote sufficient resources to our clinical trials, or if their performance is substandard, it will delay the approval or clearance and commercialization of any products that we develop. Further, the FDA and other regulatory bodies around the world require that we comply with GCP standards for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial subjects are protected. If our independent clinical investigators and contract research organizations fail to comply with GCP, the results of our clinical trials could be called into question and the clinical development of our product candidates could be delayed. Failure of clinical investigators or contract research organizations to meet their obligations to us or comply with federal regulations could adversely affect the clinical development of our product candidates and harm our business. Moreover, we intend to conduct several clinical trials in order to support our marketing efforts and business development purposes. Such clinical trials will be conducted by third parties as well. Failure of such clinical trials to meet their primary endpoints could adversely affect our marketing efforts.

If any of our relationships with the investigators or contract research organizations conducting our ongoing or future trials terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Entering into arrangements with alternative contract research organizations, trial investigators or other third parties involves additional cost and requires management focus and time, in addition to requiring a transition period when a new contract research organization, trial investigator or other third party begins work. If third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such third parties are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing authorization for or successfully commercialize our product candidates.

Because we have relied on third parties to conduct our clinical trials, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our contract research organizations and investigators, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and its overall approach to safety and innovation in the medical technology industry creates the possibility of changing product development costs, requirements, and other factors and additional uncertainty for our future products and business.

Regulatory requirements may change in the future in a way that adversely affects us. Any change in the laws or regulations that govern the clearance and approval processes or the post-market compliance requirements relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we otherwise may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In recent years, the U.S. government, including the FDA and other government agencies, have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. For example, in December 2022, the Congress enacted the Consolidated Appropriations Act for 2023, an omnibus appropriations bill, which included amendments to the FDCA under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”). In addition to the requirement that sponsors of pivotal trials submit diversity action plans for pivotal trials (see “Government Regulation—Clinical Trials”), FDORA included new requirements for cyber devices, defined as any medical device that is or includes software that is validated, installed, or authorized by the manufacturer; can connect to the internet; and may be vulnerable to cybersecurity threats. Under the FDORA amendments to the FDCA, any application for marketing authorization of the cyber device must include a software bill of materials and a cybersecurity plan describing the methods by which the manufacturer will monitor, identify and address cybersecurity vulnerabilities. Any failure by a cyber device manufacturer to comply with applicable cybersecurity requirements is considered a violation of the FDCA and will subject the manufacturer to enforcement actions and possibly legal sanctions. Further regulatory efforts by the FDA or other federal or state regulatory authorities could lead to new, onerous cybersecurity requirements in the future as well as additional product liability or other litigation risks if any of our products is considered to be susceptible to third-party tampering.

In addition, Congress passed the 21st Century Cures Act in December 2016, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and the Medical Device User Fee reauthorization package in September 2022, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. In recent years, the FDA has also considered a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety. For example, as of October 2023, all 510(k) applications (unless specifically exempted) must be submitted to the FDA electronically using the electronic submission template and resource, or eSTAR, and the Center for Devices and Radiological Health (CDRH) Portal. Further changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products.

Furthermore, the FDA issued a Final Rule on February 2, 2024 describing amendments to harmonize the QSR with ISO 13485:2016, which will become effective on February 2, 2026. The harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016. However, device manufacturers will likely need to revise certain quality system procedures to ensure compliance with the harmonized regulations and any failure by us or our third-party manufacturers to make such revisions or adapt to the harmonized regulations, once they become effective, may result in observations of noncompliance during facility inspections by the FDA or comparable regulatory authorities.

Broad-based domestic and international government initiatives to reduce spending, particularly those related to healthcare costs, may reduce reimbursement rates for medical procedures, or make it more difficult for customers to purchase our products and services, all of which could adversely affect our business.

Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursements, including legislation enacted reforming the U.S. healthcare system and both domestic and foreign healthcare cost containment legislation, and any future changes to such legislation, may affect demand for our products and services and may have a material adverse effect on our financial condition and results of operations. Reforms implemented under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (the “ACA”) in the United States, as well as state-level healthcare reform proposals, could reduce medical procedure volumes and impact the demand for medical device products or the prices at which we can sell products. The impact of healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements are uncertain. There can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. The adoption of significant changes to the healthcare system in the United States, the EEA or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes and increase operational and other costs.

Legislative and regulatory changes under the ACA remain possible, but it is unknown what form any such changes or any law would take, and how or whether it may affect the medical device industry as a whole or our business in the future. In addition to the ACA, there have been and will likely continue to be other federal and state changes that affect the provision of healthcare goods and services in the United States. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products and services are paid for and reimbursed by government and private payers, our business could be adversely impacted. Moreover, complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on the business.

In addition, there has been heightened governmental scrutiny, including increasing legislative and enforcement interest, in recent years over the manner in which manufacturers set prices for their marketed healthcare products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to healthcare product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for healthcare products. Individual states in the United States have also become increasingly active in implementing regulations designed to control healthcare product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation of healthcare products from other countries. Additionally, third-party payors and governmental authorities have become increasingly interested in reference pricing systems and publication of discounts and list prices.

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other healthcare laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Our relationships with customers and third-party payors are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians or other purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. These laws include, among others, the federal Anti-Kickback Statute, the federal civil False Claims Act, other federal healthcare false statement and fraud statutes, the Open Payments program under the Physician Payments Sunshine Act, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in “Government Regulation—Other U.S. Healthcare Laws and Regulations.” Although the federal laws generally apply only to products or services for which payment may be made by a government healthcare program, state laws often apply regardless of whether federal funds may be involved.

While we believe and strive to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in government healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General for the U.S. Department of Health and Human Services (HHS-OIG), CMS, and the Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws.

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of Dario or our potential future products. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If Dario or any of our future products are defectively designed or manufactured, contain defective components, or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our device or failing to adhere to the operating guidelines or the device producing inaccurate meter readings could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

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

In addition to data protection laws passed by the U.S. federal government, many U.S. states and foreign countries have implemented their own data protection laws, some of which may apply simultaneously and conflict with U.S. federal law. Many of these laws create consumer rights including the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance.

In particular, data protection, privacy, and other laws and regulations adopted in jurisdictions outside of the United States can be more restrictive than corresponding U.S. laws and regulations. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the GDPR imposes requirements in the European Economic Area relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. The GDPR also imposes restrictions on the transfer of personal data from the European Economic Area to third countries like the United States, although the European Commission recently adopted an adequacy decision for the EU-U.S. Data Privacy Framework. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties and amounts could be significant.

Our employees, independent contractors, consultants, manufacturers and suppliers may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and suppliers may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

Although we have a code of business conduct and ethics, it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition and results of operations.

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

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict. In the months since the initial attack by Hamas, clashes with Hezbollah on Israel’s northern border with Lebanon and attacks on Israeli-controlled or owned ships in the Red Sea by members of the Houthi Movement in Yemen have taken place. It is possible that other terrorist organizations, including Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities and that such clashes may escalate in the future into a greater regional conflict.

Any hostilities involving Israel, terrorist activities, political instability or violence in the region, or the interruption or curtailment of trade or transport between Israel and its trading partners could make it more difficult for us to raise capital and adversely affect our operations and results of operations and the market price of our securities. At this time, it is not possible to predict the intensity or duration of the war, nor can we predict how this war will ultimately affect Israel’s economy in general, which may involve additional credit rating agencies downgrading Israel’s credit rating score after Moody’s downgrading of Israel’s credit rating from A1 to A2 and outlook rating from “stable” to “negative”, and we continue to monitor the situation closely and examine the potential disruptions that could adversely affect our operations.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, and results of operations.

Further, majority of the members of our management and employees are located and reside in Israel. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks.

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of a military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. Although many such military reservists have been discharged, they may be called up again depending on how events unfold. Our operations could be disrupted by such call-ups.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial condition. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, and adversely affect our ability to raise additional funds or sell our securities, among other impacts.

Political instability in Israel, originating before October 2023, could also disrupt our operations. Having held five general elections between 2019 and 2022, government policy is subject to regular disruptive changes. The current government of Israel has pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including reluctance of foreign investors to invest or transact business in Israel as well as increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions within Israel. Currently, the proposed judicial reforms been put on hold due to the ongoing focus on the war, while the Supreme Court of Israel ruled that the judicial reform passed into legislation relating to reasonability is unconstitutional. If such changes to the judicial system resume and take effect, however, there may be an adverse effect on our business, our results of operations and our ability to raise additional funds.

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

As of the date of this Annual Report, our officers and directors collectively have a beneficial ownership interest of approximately 15.7% of our Company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 1C.     Cybersecurity

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from external experts and internal threat intelligence team. A team of dedicated privacy, safety, and security professionals oversees cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership of this team includes professionals with deep cybersecurity expertise, including our Chief Information Security Officer. Our executive leadership team, along with input from the above team, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.

As part of our cybersecurity risk management system, our incident management team tracks and logs privacy and security incidents across the Company, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions.

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Item 2.     Properties

We do not own any real property. Currently, we maintain offices at 5 Tarshish St., Caesarea Industrial Park, 3088900, Israel. On June 6, 2023, we signed a lease agreement for these facilities for a period of 5 years commencing upon the completion of adjustments of the office space. We moved into these offices during August 2023. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $22,400.

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

Record Holders

As of March 22, 2024, we had 342 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2023:

The following table provides information as of December 31, 2023, with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), and the Company’s other equity compensation arrangements.

		Number of securities
		to be issued upon	Weighted-average
		exercise of	exercise price of	Number of securities
		outstanding options,	outstanding options,	remaining available
Plan category	Forfeited shares (7)	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	143,946	1,987,896	$9.59	1,650,197
Equity compensation plans not approved by security holders (1)		433	$2,502.00	—
Equity compensation plans not approved by security holders (2)		112,500	$8.41	—
Equity compensation plans not approved by security holders (3)		50,000	$5.75	—
Equity compensation plans not approved by security holders (4)		20,000	$18.62	—
Equity compensation plans not approved by security holders (5)		200,000	$5.97	—
Equity compensation plans not approved by security holders (6)		180,000	3.93	—
Total	143,946	2,550,829		1,650,197

In March 2013, our Board adopted a non-employee director’s remuneration policy.

(1)	On May 2014, our Board approved the grant of non-plan options to the Company’s Scientific Advisory Board (“SAB”). These options have an exercise price of $2,502.00 vest in 4 quarterly installments in arrears, have a cashless exercise feature and a ten-year term.

(2)	In January 2020, our Board approved the grant of non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired President and General Manager for North America. The options have an exercise price of $8.41 per share. 90,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. An additional 90,000 options are performance based, and vest over a three-year period. One third vest after one year and the balance vest over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. 22,500 options will commence vesting every calendar year for the next four years, commencing in 2021, and only if certain performance milestones were met in the immediately preceding year. 22,500 of these options have expired on each of January 1, 2021, January 1, 2022, January 1, 2023 and January 1, 2024 as the performance milestones were not met.
(3)	In March 2020, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Medical Officer. The options have an exercise price of $5.75 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.
(4)	In July 2021, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Special Vice President of Market Access. The options have an exercise price of $18.62 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term.
(5)	In January 2023, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Senior Vice President of Growth. The options have an exercise price of $5.97 per share, 100,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term. An additional 100,000 options are performance based, and vest over a three-year period. 50,000 performance options will vest upon achieving 2023 or 2024 revenue targets upon the release by the corporation of its annual consolidated financial statements according to GAAP, and 50,000 additional performance options will vest upon achieving 2024 revenue targets. The entire 100,000 performance options will vest upon achieving 2024 revenue targets if the 2023 revenue target was not achieved.
(6)	In April 2023, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Product Officer. The options have an exercise price of $3.93 per share, 100,000 options are time based and vest over a three-ear period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term. An additional 80,000 options are performance based, and vest upon achieving personal objective that were set up within sixty days from commencement of employment. The performance-based options expired on January 1, 2024 as the performance milestones were not met.
(7)	143,946 restricted shares of common stock issued to certain of our employees were forfeited, as they were not vested upon certain employee departures.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. On March 26, 2018 and May 18, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 5,373,000. On October 7, 2018 and November 29, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 7,873,000. On September 3, 2019 and November 6, 2019, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 618,650 on a post reverse stock split basis. On December 26, 2019 and February 5, 2020, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,968,650. The 2012 Equity Incentive Plan expired on January 23, 2022. On September 2, 2020 and October 14, 2020, respectively, our Board of Directors and stockholders approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), reserving for issuance a pool of 900,000 shares of the Company’s common stock under the plan. On January 1, 2021, the number of shares of common stock available under the plan increased to 1,828,890 according to the terms thereof. On June 7, 2021, the number of shares of common stock available under the plan increased to 2,528,890 according to the terms thereof. On January 1, 2022, the number of shares of common stock available under the plan increased to 3,868,514 according to the terms thereof. On January 1, 2023, the number of shares of common stock available under the plan increased to 5,862,860 according to the terms thereof. On January 1, 2024, the number of shares of common stock available under the plan increased to 8,356,624 according to the terms thereof. As of March 22, 2024, there were 1,004,832 shares of Common Stock reserved for issuance thereunder. The Company’s officers and directors are among the persons eligible to receive awards under the 2020 Equity Incentive Plan in accordance with the terms and conditions thereunder.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2023, we issued an aggregate 30,167 shares of our common stock to certain of our service providers as compensation to them for services rendered.

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

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company (“LabStyle”) with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. We began our sales in the direct-to-

consumer space, solving first for what we deemed the most difficult problems: how to engage users and support behavior change to improve clinical outcomes in diabetes. Our most developed AI tools leverage the direct-to-consumer experience from over 150,000 members to drive superior engagement and outcomes. In early 2020, we broadened our solutions to include other medical conditions in addition to diabetes, and to serve business customers who seek to improve the health of their stakeholders. We also subsequently acquired Upright, PsyInnovations, Physimax Technology, and most recently Twill, to further our platform. Presently, we have deployed solutions for diabetes, hypertension, pre-diabetes, MSK and behavioral health, which conditions will also be powered by our AI-driven behavior change platform. We are currently delivering our solutions to providers, employers, health plans and pharmaceutical companies. We continue to achieve key benchmarks as we rapidly scale our B2B2C model, including more than 100 total signed contracts as of today. We believe we have a unique and defensible position in the market thanks to our unique solution origin in consumer markets.

On January 26, 2021, Dario, Labstyle, Upright Technologies Ltd., an Israeli limited company, Vertex C (C.I.) Fund L.P. (in its capacity as the representative of the Selling Shareholders), and all holders of Upright’s outstanding securities (the “Selling Shareholders”), entered into a share purchase agreement (the “Upright Agreement”) pursuant to which Dario, through Labstyle, acquired all of the outstanding securities of Upright. The agreement was consummated on February 1, 2021, and Upright now operates as our wholly owned subsidiary. As part of the acquisition, we issued the Selling Shareholders 1,687,612 shares of our common stock and agreed to assume options to purchase up to 100,193 shares of our common stock, subject to certain escrow and indemnity provisions contained in the Upright Agreement (in the aggregate, the “Consideration Shares”). In addition, the shares issued are subject to the terms of a lock-up agreement, pursuant to which the Selling Shareholders (subject to certain exceptions) have agreed to restrict their ability to transfer their shares as follows: (i) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of one hundred and eighty (180) days from the date of the closing of the acquisition (the “Closing Date”), (ii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of two hundred and seventy (270) days from the Closing Date, (iii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of three hundred and sixty (360) days from the Closing Date and (iv) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of four hundred and fifty (450) days from the Closing Date.

We, along with TWILL Merger Sub, Inc. (“Merger Sub”), Twill and Bilal Khan, solely in his capacity as the representatives of Twill’s stockholders and other equity holders, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated February 15, 2024 (the “Closing Date”). Pursuant to the provisions of the Merger Agreement, on the Closing Date, (i) Merger Sub was merged with and into Twill (the “Merger”), the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company, (ii) we paid to Twill’s debt holders and equity holders aggregate consideration (“Merger Consideration”) of (A) $10.0 million in cash, (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 10,000,400 shares (the “Warrant Shares”) of our common stock issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill, issuable in 4 equal tranches, (C) stock options to purchase up to 2,963,459 shares of common stock issued to employees of Twill as an inducement to their employment with us, issued outside of our equity compensation plans, pursuant to Nasdaq Rule 5635(c)(4), with an exercise price of $2.55 per share, and (D) a combination of warrants and restricted stock units (“RSUs”) to acquire up to 1,766,508 shares of common stock issued to certain outgoing board members, consultants and outgoing officers of Twill (all of such RSUs and warrants being subject to the approval of the Company’s stockholders, pursuant to Nasdaq Rule 5635), and (iii) the parties to the Merger Agreement consummated the transactions contemplated thereby. The Merger Agreement contains various customary representations, warranties and covenants. As a result of the Merger, Twill will operate as our wholly owned subsidiary.

The Pre-Funded Warrants are subject to a non-waivable 19.99% ownership blocker and the issuance of any shares of common stock underlying such warrants that are in excess of such amount shall be subject to the approval of our stockholders. In addition, the Company, the Trust and WhiteHawk Capital Partner LP (the “Beneficiary”), have executed a Lock Up/Leak Out Agreement (the “Leak Out Agreement”), pursuant to which until such time as the Trust receives $10,600,000 in aggregate net proceeds (the “Leak Out Period”), (i) the Trust shall only be allowed to sell such Warrant Shares at a rate of up to 10% of the average daily trading volume of the common stock in a manner which will not negatively affect the share price, (ii) all such sales shall be conducted pursuant to Rule 144 and (iii) that the Beneficiary shall not cause the Trust to engage in any short selling of such Warrant Shares during the Leak-Out Period. The Company has agreed to seek stockholder approval within 135 days following the closing of the Merger to permit the full exercise of the Pre-Funded Warrants (the “Warrant Vote”). In addition, we entered into voting agreements with certain existing stockholders to vote in favor of the Warrant Vote. We have agreed to call a stockholder meeting each fiscal quarter thereafter to the extent the Warrant Vote is not approved by the Company’s stockholders.

Pursuant to the terms of the Merger Agreement, we also agreed to appoint a new member to our board of directors, nominated by Twill equity holders and subject to such nominee being acceptable to us, within 90 days following the closing of the Merger. Such appointment right shall continue until the earlier of 540 days following the closing of the Merger, or the date which the Trust exercises its third tranche of Pre-Funded Warrants.

In addition, we executed certain consulting agreements (the “Consulting Agreements”) with Ofer Leidner and Bilal Khan, each former officers of Twill. Pursuant to the terms of the Consulting Agreements, we agreed to retain the services of Messrs. Leidner and Khan for a period of at least 14 months and 6 months respectively, in exchange for monthly consulting fees of $35,416 and $35,417, respectively. In addition, the Company agreed to issue to Mr. Leidner warrants to purchase up to 1,032,946 shares of common stock, of which 717,946 are subject to time vesting and 315,000 are subject to certain performance-based metrics, and to issue to Mr. Khan 350,000 fully vested RSUs which shall be vest subject to stockholder approval.

Readers are cautioned that, according to our management’s estimates, based on our budget and the initial launch of our commercial sales, we believe that we will have sufficient resources to continue our activity through 2025 without raising additional capital. This includes an amount of anticipated inflows from sales of Dario through direct sales in the United States and through distribution partners. If we are unable to scale up our commercial launch of Dario or meet our commercial sales targets (or if we are unable to ramp up revenues), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities, absent material alterations in our business plans, and our business might fail.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our fiscal year ends December 31.

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

Commercial revenue - B2B2C

We provide mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals including live clinical coaching, content, automated journeys, hardware, and life-style coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, we assess the type of services being provided and assess the performance obligations in the contract. Revenue is recognized either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis. Our contracts consist of a fixed price that is based on the monthly number of members and clinical programs consumed by each member. The price is determined during contract negotiations with customers.

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

Commercial revenue - Strategic partnerships

The Company has also entered into contracts with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

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

During the year ended December 31, 2023, total inventory write-downs expenses amounted to $121,000.

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

Results of Operations

Comparison of the Year Ended December 31, 2023 to Year Ended December 31, 2022

Revenues

Revenues for the year ended December 31, 2023, amounted to $20,352,000 compared to $27,656,000 during the year ended December 31, 2022. The decrease in revenues for the year ended December 31, 2023, compared to the year ended December 31, 2022, is due to a decrease in revenues from sales to consumers and our strategic partnerships.

Revenues generated during the year ended December 31, 2023, were derived from the sale of services to our strategic partners, commercial customers and consumers located mainly in the United States.

Cost of Revenues

During the years ended December 31, 2023 and 2022, we recorded costs related to revenues in the amount of $14,368,000 and $18,001,000, respectively. The decrease in cost of revenues was due to the decrease in revenues. Cost of revenues excluding amortization of acquired technology during the year ended December 31, 2023 and 2022, was $10,370,000 and $14,012,000, respectively.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, depreciation of production line and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the year ended December 31, 2023, amounted to $5,984,000 (29.4% of revenues) compared to $9,655,000 (34.9% of revenues) for the year ended December 31, 2022. The decrease in gross profit as a percentage of revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, is due to the decrease in revenues derived from sales through our strategic partnerships. Gross profit for the year ended December 31, 2023, excluding amortization of acquired technology were $10,370,000 (51.0% of revenues) compared to $14,012,000 (50.7% of revenues) during the year ended December 31, 2022.

Research and Development Expenses

Our research and development expenses increased by $599,000 to $20,248,000 for the year ended December 31, 2023, compared to $19,649,000 for the year ended December 31, 2022. This increase was mainly due to the increase in our payroll expenses during the year ended December 31, 2023. Our research and development expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2023, were $16,367,000 compared to $15,995,000 for the year ended December 31, 2022, an increase of $372,000. This increase is mainly as a result of an increase in salaries and software development expenses.

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

Sales and Marketing

Our sales and marketing expenses decreased by $6,538,000 to $23,785,000 for the year ended December 31, 2023, compared to $30,323,000 for the year ended December 31, 2022. This decrease was mainly due to the decreases in our digital marketing and payroll related expenses during the year ended December 31, 2023. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the year ended December 31, 2023, were $17,146,000 compared to $23,880,000 for the year ended December 31, 2022, a decrease of $6,734,000. This decrease was due to a decrease in our digital marketing, and payroll related expenses.

Sales and marketing expenses consist mainly of payroll expenses, online marketing campaigns of our service offering, trade show expenses, customer support expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $1,647,000 to $18,140,000 for the year ended December 31, 2023, compared to $16,493,000 for the year ended December 31, 2022. The increase was mainly due to an increase in our stock-based compensation, during the year ended December 31, 2023. Our general and administrative expenses, excluding stock-based compensation, acquisition costs and depreciation, for the year ended December 31, 2023, were $8,663,000 compared to $9,803,000 for the year ended December 31, 2022, a decrease of $1,140,000. This decrease was due to a decrease in, insurance, consulting services, and investor relations expenses.

Our general and administrative expenses consist mainly of payroll and stock-based compensation expenses for management, employees, directors and consultants, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance expenses, net

Our finance expenses, net, decreased by $2,205,000 to $3,174,000 for the year ended December 31, 2023, compared to $5,379,000 financing expenses for the year ended December 31, 2022. The changes in our financial expenses were mainly due to the remeasurement of our long term loan and interest income received.

Financial expenses, net mainly include bank charges, interest expenses, interest income, and foreign currency translation differences.

Income tax

Income tax expenses were $64,000 for the year ended December 31, 2023, as compared to $4,000 for the year ended December 31, 2022.

Net loss

Net loss for the year ended December 31, 2023 was $59,427,000. Net loss for the year ended December 31, 2022, was $62,193,000. The decrease from 2022 was mainly due to the decrease in our operating and financing expenses.

Net operating loss carryforwards

As of December 31, 2023, we and WayForward had a U.S. federal net operating loss carryforward of approximately $44,870, of which $7,491 were generated from tax years 2011-2017 and can be carried forward and offset against taxable income, which expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). During 2018 - 2023, we generated additional $37,379,000 of net operating losses carryforwards which are not subject to the annual limitation described above.

Our Israeli subsidiary, Labstyle, accumulated net operating losses for Israeli income tax purposes as of December 31, 2023, in the amount of approximately $189,653,000. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $63,511,000 and $63,836,000 for the year ended December 31, 2023 and 2022, respectively.

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

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) audited statement of operations of the revaluation of the warrants and the expense related to stock-based compensation, each as discussed herein above.

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31,
	(in thousands)
	2023	2022	$ Change
Net Loss Reconciliation
Net loss - as reported	$(59,427)	$(62,193)	$2,766

Adjustments
Depreciation expense	473	356	117
Amortization of acquired technology and brand	4,512	4,481	31
Other financial expenses, net	3,174	5,379	(2,205)
Income tax	64	4	60

EBITDA	(51,204)	(51,973)	769

Acquisition costs	128	—	128
Earn-out remeasurement	—	(497)	497
Stock-based compensation expenses	19,701	16,975	2,726

Non-GAAP adjusted loss	$(31,375)	$(35,495)	$4,120

Liquidity and Capital Resources

The Company has incurred net losses since its inception. As of December 31, 2023, The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $349,361 as of December 31, 2023. For the year ended December 31, 2023, the Company used approximately $30,379 of cash in operations. Management believes the Company has sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these consolidated financial statements. The Company expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

As of December 31, 2023, we had approximately $36,797,000 in cash and cash equivalents compared to $49,357,000 at December 31, 2022.

We have experienced cumulative losses of $349,361,000 from inception (August 11, 2011) through December 31, 2023 and have a stockholders’ equity of $96,389,000 at December 31, 2023. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $244,392,000 and a credit facility of $25,564,000 as of December 31, 2023.

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

On October 22, 2021, we entered into a Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cowen. Upon entering into the Sales Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on November 12, 2021. During the year ended December 31, 2023, we sold 408,043 shares of our common stock under the Sales Agreement for aggregate net proceeds of approximately $1,614,000.

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

On June 9, 2022, we entered into a Credit Agreement (the “Credit Agreement”), with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), as the lender for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million (the “Loan Facility”), of which $25 million was made available on the closing date and up to $25 million was to be made available on or prior to June 30, 2023, subject to certain revenue requirements.

On May 1, 2023, we entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), with our subsidiary, PsyInnovations, collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40 million (the “Loan Facility”), of which $30 million was made available on the closing date (the “Initial Tranche”) and up to $10 million (the “Discretionary Tranche”) may be made available on the later of July 1, 2023, or the date the Lender approves the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders. As a result of the execution of the LSA and the funding of the Initial Tranche, we satisfied our prior Credit Agreement we previously executed with OrbiMed, on June 9, 2022, and terminated the Credit Agreement with Orbimed.

All obligations under the LSA are guaranteed by our wholly owned subsidiary, Labstyle. All obligations under the LSA, and the guarantees of those obligations, are secured by substantially all of our, PsyInnovations’ and the guarantor's assets. Subject to certain milestones set forth in the LSA, the Borrowers shall make monthly payments to the Avenue Lenders of the interest at the then effective rate. If the Borrowers fail to meet the milestones set forth in the LSA, the Borrowers shall make monthly principal installments in advance in an amount sufficient to fully amortize the Loan. The Borrowers shall repay amounts outstanding under the Loan Facility in full immediately upon an acceleration as a result of an event of default as set forth in the LSA.

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

On February 15, 2024, we entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to our existing loan facility with the Avenue Lenders. In addition, the Avenue Amendment provides (i) that we will seek stockholder approval to reprice the warrants issued to the lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $4.0001 per share.

On May 1, 2023, we entered into securities purchase agreements (each, a “Series B Purchase Agreement”) with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of Preferred Stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the Offering. On May 5, 2023, we entered into purchase agreements (the “Series B-3 Purchase Agreement” and together with the Series B Purchase Agreement, the “Purchase Agreement”) with accredited investors, relating to the Offering, to an offering and the sale of an aggregate of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, collectively with the Series B Preferred Stock, the Series B-1 Preferred Stock and the Series B-2 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to the Company from the Offering are approximately $15.4 million. The closing of the Series B Preferred Stock, Series B-1 Preferred Stock and Series B-2 Preferred Stock occurred on May 4, 2023, and the closing of the Series B-3 Preferred Stock occurred on May 9, 2023.

On May 1, 2023, we executed an agreement (the “Preferred Agreement”) with existing holders of our Series A-1 Convertible Preferred Stock. Pursuant to the Preferred Agreement, we agreed to issue such holders of Series A-1 Convertible Preferred Stock up to an aggregate of an additional 382,050 shares of common stock, in addition to the 1,273,499 shares of common stock issuable upon conversion of the Series A-1 Preferred Stock, in consideration for such holders agreeing not to convert their shares of Series A-1 Convertible Preferred Stock. Such shares of common stock are issuable on the following dates, assuming the Series A-1 Convertible Preferred Stock has not yet been converted: (i) up to an aggregate of 63,675 shares of Common Stock before July 1, 2023, if not converted for at least one quarter, (ii) up to an aggregate of 127,350 shares of Common Stock before October 1, 2023, if not converted for at least two quarters, (iii) up to an aggregate of 191,026 shares of Common Stock before January 1, 2024, if not converted for at least three quarters, (iv) up to an aggregate of 254,700 shares of Common Stock before April 1, 2024, if not converted for at least four quarters, and (v) up to an aggregate of 382,050 shares of Common Stock before July 1, 2024, if not converted for at least five quarters. The holders of Series A-1 Convertible Preferred Stock will not be entitled to receive any such shares if the issuance of such shares will exceed a non-waivable 19.99% ownership blocker.

On February 15, 2024, we entered into securities purchase agreements (each, a “Series C Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of (i) 17,307 shares of newly designated Series C Preferred Stock (the “Series C Preferred Stock”), and (ii) 4,000 shares of Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. In addition, on February 16, 2024, the Company entered into Series C Purchase Agreements with accredited investors relating to the Offering and the sale of an aggregate of 1,115 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and together with the Series C Preferred Stock and the Series C-1 Preferred Stock, the “Series C Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Series C Preferred Stock, the aggregate gross proceeds to the Company from the Offering were approximately $22,422,000. The closing of the Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock occurred on or before February 21, 2024.

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

Cash Flows

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2023	2022
	$	$
Cash used in operating activities:	(30,379,000)	(47,845,000)
Cash used in investing activities:	(547,000)	(573,000)
Cash provided by financing activities:	18,253,000	61,940,000
	(12,673,000)	13,522,000

Net cash used in operating activities

Net cash used in operating activities was $30,379,000 for the year ended December 31, 2023, compared to $47,845,000 used in operations for the same period in 2022. Cash used in operations decreased mainly due to the decrease in our receivables and inventories, and the decrease in operating and financing expenses.

Net cash used in investing activities

Net cash used for investing activities was $547,000 for the year ended December 31, 2023, compared to cash used in investing activities of $573,000 for the year ended December 31, 2022. Cash used in investing activities increased mainly due to purchase of property and equipment and investment in short-term bank deposits in 2023 compared to 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $18,253,000 for the year ended December 31, 2023, compared to $61,940,000 for the year ended December 31, 2022. During the year ended December 31, 2023, we raised net proceeds in an amount of approximately $16,482,000 through our May 2023 offering and net proceeds in an amount of approximately $1,771,000 through the LSA with the Avenue Lenders.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2023, to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period
	(In U.S. dollars thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	Over 4 years
Operating Lease Obligations	$1,271	$124	$863	$284
Purchasing Obligations	4,511	4,511	—	—

Total contractual cash obligations	$5,782	$4,635	$863	$284

Contingencies

We account for our contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses, with an effective date for the first quarter of fiscal year 2020. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non- Securities and Exchange Commission (“SEC”) reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company adopted the standard effective as of January 1, 2023, and the adoption of this standard did not have material impact on the Company's consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, which requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. For the Company, the guidance is effective for fiscal years beginning after 15 December 2022 and interim periods within those fiscal years. The Company completed its evaluation of ASU 2021-08, which we adopted on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently issued accounting pronouncements, not yet adopted:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for the Company for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance will be effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2023, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2023.

Item 9B.   Other Information

None.

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

Name	Age	Position(s)
Erez Raphael	50	Chief Executive Officer and Director
Zvi Ben David	63	Chief Financial Officer, Treasurer and Secretary
Richard Anderson	54	President
Tomer Ben-Kiki	53	Chief Operating Officer
Yoav Shaked	52	Chairman of the Board of Directors
Dennis Matheis	63	Director
Hila Karah	55	Director
Dennis M. McGrath	67	Director
Jon Kaplan	56	Director
Adam Stern	59	Director

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

Tomer Ben-Kiki has served as our Chief Operating Officer since February 15, 2024. Since October 2011, Mr. Ben-Kiki served as Co-Founder and Chief Executive Officer of Twill. From January 2003 through October 2010, he served as owner of Oberon Media, Inc. Mr. Ben-Kiki holds a Bachelor of Science from Tel-Aviv University.

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

Arnaud Robert – Advisory Board Member, is an accomplished international executive with 25 years of experience in creating new strategies, transforming companies, and driving business outcomes by leveraging digital, AI, and technology. His journey through the realms of Disney, Nike, Viking Cruises, Shaw Communications, and most recently at Sanofi as the EVP & Chief Digital Officer, has been marked by thoughtful leadership and deep digital transformations across business, operations, technology, people, and culture. He also launched several best-in-class experiences, including the Nike Apple watch running app and Disney Movies Anywhere (precursor to Disney+), both used by millions of consumers and widely profiled in the media. Currently, Arnaud is managing director of an advisory firm that helps CEOs, Private Equity Partners, and a large consultancy achieve their strategic objectives through M&A, operational excellence, and digital / AI / GenAI solutions. Arnaud was voted Business Transformation Top 150 (2022), Top 100 Global CDOs (2022 & 2023), and is a former member of the World Economic Forum Media Council. He holds a PhD in Computer Science from the Swiss Institute of Technology and has filed 50 patents.

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

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee charter is available on our website at dariohealth.investorroom.com under the “For Investors / Corporate Governance” section. The Audit Committee:

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

Compensation Committee

Our Compensation Committee is comprised of Messrs. Shaked, McGrath and Ms. Karah. Mr. McGrath is the Chairman of the Compensation Committee.

The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and performs several functions. The Compensation Committee charter is available on our website at dariohealth.investorroom.com under the “For Investors / Corporate Governance” section.

The Compensation Committee has the authority to directly engage, at our expense, any compensation to consultants, or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

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

Item 11.    Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2023 and 2022.

Summary Compensation Table

								Option		Non-equity	Non-qualified	All Other
Name and								Awards		incentive plan	incentive plan	Compensation		Total
Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		($)**		compensation	compensation	($)		($)
Erez Raphael	2023	$446,307	(1)	101,939	(2)	$—	(3)	$—		—	—	$173,941	(4)	$722,187
(Chief Executive Officer)	2022	$489,848	(1)	$306,263	(2)	$1,977,250	(3)	$—		—	—	$182,651	(4)	$2,956,012

Zvi Ben David	2023	$243,419	(5)	31,479	(6)	$—	(7)	$—		—	—	$67,686	(8)	$342,584
(Chief Financial Officer)	2022	$268,022	(5)	87,504		$683,050	(7)	$—		—	—	$73,522	(8)	$1,112,098

Richard Anderson	2023	$400,000	(9)	80,000	(10)	$—		$—	(11)	—	—	$56,648	(12)	$536,648
(President)	2022	$689,955	(9)	250,000	(10)	$—		$732,510	(11)	—	—	$58,467	(12)	$1,730,932
*

Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2023, and December 31, 2022, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation” (“ASC 718”). Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was entitled to a monthly salary of NIS 44,000, commencing April 1, 2016, his monthly salary was increased to NIS 80,000 (approximately $21,578 per month). On June 1, 2018, his monthly salary was increased to NIS 134,167 (approximately $36,188) and on April 1, 2021, his monthly salary was increased to NIS 137,466 (approximately $37,078 per month).
(2)	In March 2022, Mr. Raphael was paid a bonus of $306,263 for his performance during 2021. On March 2023, Mr. Raphael was paid a bonus of $101,939 for his performance during 2022.
(3)	On May 18, 2022, Mr. Raphael was granted 275,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.
(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,415) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $10,519 per month, commencing April 1, 2016, his monthly salary was updated to NIS 60,000 (approximately $16,183). Commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $18,125), and commencing April 1, 2021, his monthly salary was updated to NIS 74,620 (approximately $20,127).
(6)	In March 2022, Mr. Ben David was paid a bonus of $87,504 for his performance during 2021. In March 2023, Mr. Ben David was paid a bonus of $31,479 for his performance during 2022.
(7)	On May 18, 2022, Mr. Ben David was granted 95,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(8)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(9)	In accordance with his employment agreement, effective in January 2020, Mr. Anderson was entitled to a monthly salary of $27,916.67. As of April 2022, Mr. Anderson is entitled to a monthly salary of $33,333.33.
(10)	In April 2022, Mr. Anderson was paid a bonus of $250,000 for his performance during 2021. In April 2023, Mr. Anderson was paid a bonus of $80,000 for his performance during 2022.
(11)	On May 18, 2022, Mr. Anderson was granted 135,000 options to purchase shares of our common stock under our 2020 Equity Incentive Plan, at an exercise price of $7.19 per share.
(12)	In addition to his salary, Mr. Anderson is entitled to participate in any and other benefit plans and programs that the Company may offer to its employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”

All compensation awarded to our executive officers was independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and a Member of the Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 137,466 (approximately $37,078 per month).

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

On April 7, 2021, the Compensation Committee of our Board of Directors approved an increase to Mr. Raphael’s target bonus to 75% of his annual base salary.

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to his employment agreement, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,415) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $10,519). Commencing April 1, 2016, Mr. Ben David’s Salary was updated to NIS 60,000 (approximately $16,183) per month. Commencing June 1, 2018, his monthly salary was updated to NIS 67,200 (approximately $18.215), and commencing April 1, 2021, his monthly salary was updated to NIS 74,620 (approximately $20.127).

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

Richard Anderson, President and General Manager of North America – On January 7, 2020, we appointed Mr. Anderson as our President and General Manager of North America. In connection with Mr. Anderson’s appointment, the Company agreed to pay Mr. Anderson an annual base salary of $335,000. Mr. Anderson shall also be subject to a six-month non-competition and one-year non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Anderson will also be entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. On April 1, 2022 Mr. Anderson’s base salary was increased to $400,000. In addition, Mr. Anderson will be entitled to receive an annual incentive bonus of up to $250,000, subject to certain milestones and performance targets. In addition, and in conjunction with his appointment as President and General Manager of North America, the Company agreed to issue Mr. Anderson a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting. Mr. Anderson was also issued a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting and the achievement of certain business revenue targets. In that regard, Mr. Anderson’s option will vest as follows: (i) 22,500 shares shall vest following fiscal year 2020 if our business-to-business revenues reach or exceed $6 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2020 will reach at least $11 million in the aggregate; (ii) 22,500 shares shall vest following fiscal year 2021 if our business-to-business revenues reach or exceed $15 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2021 will reach at least $19.5 million in the aggregate; (iii) 22,500 shares shall vest following fiscal year 2022 if our business-to-business revenues reach or exceed $40 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2022 will reach at least $38 million in the aggregate; and (iv) 22,500 shares shall vest following fiscal year 2023 if our business-to-business revenues reach or exceed $80 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2023 will reach at least $62 million in the aggregate. The performance options for 2020, 2021,2022 and 2023 did not vest and have expired.

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

Tomer Ben-Kiki, Chief Operating Officer. On February 15, 2024, we appointed Mr. Ben-Kiki as Chief Operating Officer. In connection with his appointment as Chief Operating Officer, we entered into an employment agreement with Mr. Ben-Kiki. Mr. Ben-Kiki will earn an annual salary of $212,000 for his work in the United States, and 65,000 NIS per month for his work in Israel. Mr. Ben-Kiki will be entitled to a bonus of up to 20% of his base salary, subject to certain performance objectives as defined by the Board of Directors. In addition, he will be entitled to receive a stock option to purchase up to 1,017,947 shares of Common Stock, at an exercise price of $2.55 per share, which were granted as an inducement material to Mr. Ben-Kiki becoming an employee of the company, in accordance with Nasdaq Listing Rule 5635(c)(4). Time-based options to purchase up to 717,947 shares of common stock shall vest as follows: 291,742 shares shall vest immediately, and the remaining 426,205 shares will vest over two years in eight equal quarterly amounts, subject to Mr. Ben-Kiki’s continued employment by the Company on the applicable vesting date. The performance-based option to purchase up to 300,000 shares of Common Stock will vest immediately upon achieving certain milestones relating to the achievement of revenues (on a U.S. generally accepted account principals basis) relating to Twill products for the year ending December 31, 2024, the achievement of certain operating expense targets for the years ending December 31, 2024 and December 31, 2025, the ability to generate software value from funds invested and meet product roadmap and the retention of key employees post transaction, subject in each case to Mr. Ben-Kiki's continued employment by us on the applicable vesting date. Mr. Ben-Kiki will be employed at-will with a 90 days’ notice period, unless it is terminated for cause.

Outstanding Equity Awards at December 31, 2023

				Equity
				incentive
				plan awards:
	Number of	Number of		Number of
	securities	securities		securities
	underlying	underlying		underlying
	unexercised	unexercised		unexercised	Option	Option
	options (#)	options (#)		unearned	exercise	expiration
Name	exercisable	unexercisable		options (#)	price ($)	date
Erez Raphael	45	—		—	$3,330	January 6, 2024
(Chief Executive Officer)	234	—		—	$1,764	July 6, 2024

Zvi Ben David	27,827	—	(1)		$7.736	February 12, 2026
(Chief Financial Officer, Secretary and Treasurer)

Richard Anderson	90,000	—	(2)	—	$8.41	January 30, 2026
(President and General Manager of North America)	84,018	7,634	(1)	—	$17.89	January 19, 2031
	67,500	67,500	(1)	—	$7.19	May 18, 2032

Total Option Shares	269,624	75,134			$
(1)	Vests in 12 equal quarterly installments over a three-year period.
(2)	Vests in 3 equal annual installments over a three-year period.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2022:

		Fees Paid						Non-
		or					Non-equity	qualified
Name and		Earned in			Option		incentive	deferred	All other
Principal		Cash	Stock		Awards		plan	compensation	compensation
Position	Year	($)	Awards		($)*		compensation	earnings	($)	Total ($)
Dennis McGrath	2023	$70,000	$—	(1)	$—	(2)	$—	$—	$—	$70,000

Jon Kaplan	2023	$42,778	$—	(3)	$—	(4)	$—	$—	$—	$42,778

Dennis Matheis	2023	$70,000	$—	(5)	$—	(6)	$—	$—	$—	$70,000

Hila Karah	2023	$70,000	$—	(7)	$—	(8)	$—	$—	$—	$70,000

Yoav Shaked	2023	$70,000	$—	(9)	$—	(10)	$—	$—	$—	$70,000

Adam Stern	2023	$50,000	$—	(11)	$—	(12)	$—	$—	$—	$50,000
*

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2023, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	74,744 stock awards are outstanding as of December 31, 2023.
(2)	98 option awards are outstanding as of December 31, 2023.
(3)	No stock awards are outstanding as of December 31, 2023.
(4)	No option awards are outstanding as of December 31, 2023.
(5)	32,620 stock awards are outstanding as of December 31, 2023.
(6)	55,000 option awards are outstanding as of December 31, 2023.
(7)	148,751 stock awards are outstanding as of December 31, 2023.
(8)	No option awards are outstanding as of December 31, 2023.
(9)	163,896 stock awards are outstanding as of December 31, 2023.
(10)	No option awards are outstanding as of December 31, 2023.
(11)	108,341 stock awards are outstanding as of December 31, 2023.
(12)	No option awards are outstanding as of December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2024 by:

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

		Percent of
	Shares of	Common
	Common	Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	1,517,458	5.2%
Zvi Ben David (3)	568,982	1.9%
Richard Anderson (4)	740,530	2.5%
Tomer Ben Kiki (5)	345,018	1.2%
Dennis M. McGrath (6)	96,509	* %
Jon Kaplan (7)	43,910	—%
Hila Karah (8)	161,999	* %
Yoav Shaked (9)	208,981	* %
Adam Stern (10)	797,452	2.7%
Dennis Mathies (11)	175,804	* %
All Executive Officers and Directors as a group (10 persons) **	4,656,643	15.7%

5% Stockholders
Nantahala Capital Management, LLC. (12)	2,934,375	9.9%
*	less than 1%.
(1)	Percentage ownership is based on 29,442,532 shares of our common stock outstanding as of March 22, 2024 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of such date.
(2)	Includes 234 vested options to purchase common stock and 1,046,492 vested restricted shares. Also includes 37,876 shares of our common stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.
(3)	Includes 27,827 vested options to purchase common stock and 399,562 vested restricted shares. Includes 1,786 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(4)	Includes 646,652 vested options to purchase common stock and 78,696 vested restricted shares. Excludes 740,000 options which are not vested.
(5)	Includes 345,018 vested options to purchase common stock. Excludes 672,929 options which are not vested.
(6)	Includes 98 vested options to purchase common stock and 96,411 vested restricted shares.
(7)	Includes 35,000 vested restricted shares.
(8)	Includes 112,856 vested restricted shares.
(9)	Includes 107,234 vested restricted shares. Includes 1,667 shares owned by his spouse, for which Mr. Shaked disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(10)	Includes 115,517 vested restricted shares. Includes warrants exercisable into 409,535 shares of common stock, subject to a contractual beneficial ownership limitation of 4.99%.

(11)	Includes 43,334 vested options to purchase common stock and 52,620 vested restricted shares. Excludes 11,666 options which have not vested.
(12)	Based solely on information contained in Form 13G/A filed with the SEC on February 14, 2024, and data provided by the holder. Includes 197,622 pre-funded warrants to purchase common stock issued in May 2019, subject to a contractual beneficial ownership limitation of 9.99% and excludes preferred shares convertible into 4,737,198 shares of common stock, 79,924 pre-funded warrants issued on May 24, 2019, 386,129 pre-funded warrants issued on July 31, 2020, and 619,117 pre-funded warrants issued on February 28, 2022.

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

On December 28, 2023, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Aegis Capital Corp. (“Aegis”), as amended on January 31, 2024, with respect to the offering of the Series C Preferred Stock. Pursuant to the terms of the Placement Agency Agreement, in connection with each closing of the offering, we agreed to pay Aegis an aggregate cash fee representing 10% of aggregate proceeds raised in the offering (and fees representing 5% and 1.5% for certain company introduced investors), non-accountable expense allowance representing 3% of aggregate proceeds raised in the offering (and fees representing 1.5% and none for certain Company introduced investors). In addition, we will issue to Aegis or its designees warrants (the “Placement Agent Warrant”) to purchase shares of common stock representing 14.5% of the equivalent shares of Common Stock issuable upon initial conversion of the Series C Preferred Stock at an exercise price equal to the consolidated bid price of the common stock as of the date of such closing. The Placement Agent Warrant provides for a cashless exercise feature and are exercisable for a period of five years from the date of closing. We also granted the Placement Agent the right of first refusal, for a twelve (12) month period after the final closing of the offering, to serve as the Company’s lead or co-placement agent for any proposed private placement of our securities (equity or debt) that is proposed to be consummated to investors in the United States with the assistance of a registered broker dealer.

Adam Stern, a member of our Board of Directors, has an interest, and will receive fees due to, Aegis.

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

	December 31, 2023	December 31, 2022
Audit Fees	$303,296	$236,443
Audited Related Fees	$—	$—
Tax Fees (1)	$16,686	$55,980
All Other Fees (2)	$102,250	$16,750
Total	$422,232	$309,173
(1)	Consists of fees relating to our tax compliance and tax planning.
(2)	Consists of fees relating to our private placements.

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

3.4

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).

3.5

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).

3.6

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).

3.7

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-3 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

3.10

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

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

4.9

Form of Warrant issued to Avenue Venture Opportunities Fund L.P.  (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

4.10	Form of Warrant Amendment Agreement, dated June 14, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).
4.11	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
4.12	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
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
10.14

Termination of Employment and Separation Agreement dated January 23, 2023, by and between Dror Bacher and Labstyle Innovation Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2023).

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

10.23	Redemption Agreement by and between DarioHealth Corp. and Richard Allan Anderson dated June 9, 2022.
10.24	Form of Preferred Exchange Agreement by and between DarioHealth Corp. and certain holders of Series A-1 Preferred Stock, dated September 20, 2022.
10.25

Form of Securities Purchase Agreement for Series B, Series B-1, and Series B-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

10.26

Loan and Security Agreement, dated May 1, 2023, by and among the Company, as borrower, and Avenue Venture Opportunities Fund II, L.P., as lender (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

10.27

Form of Preferred Agreement with Series A-1 Convertible Preferred Stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

10.28

Amended and Restated Exclusive Preferred Partner, Co-Promotion, Development Collaboration and License Agreement by and between Sanofi US Services, Inc. and DarioHealth Corp., dated July 10, 2023 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2023).

10.29

Agreement and Plan of Merger dated February 15, 2024, by and among DarioHealth Corp., Twill Merger Sub, Inc., Twill, Inc. and Bilal Khan solely in his capacity as holders’ representative (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

10.30

Lock Up/Leak Out Agreement dated February 15, 2024, by and among DarioHealth Corp., Titan Trust 2024 I, a Delaware statutory trust, and WhiteHawk Capital Partners LP, a Delaware limited partnership (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

10.31	Series C Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
10.32

Amendment No. 1 to Placement Agency Agreement dated January 31, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

10.33

First Amendment to Loan and Security Agreement and Supplement, dated February 15, 2024, by and among DarioHealth Corp., PsyInnovations, Inc., LabStyle Innovation Ltd., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

10.34*+	Personal Employment Agreement, dated February 16, 2024, between DarioHealth Corp. and Tomer Ben-Kiki
10.35*+	Personal Employment Agreement, dated February 16, 2024, between LabStyle Innovation Ltd. and Tomer Ben-Kiki
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Kost Forer Gabbay and Kaiserer
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.
97.1*	Clawback Policy.
101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: March 28, 2024	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 28, 2024
Erez Raphael	Director (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 28, 2024
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 28, 2024
Yoav Shaked

/s/ Dennis Matheis	Director	March 28, 2024
Dennis Matheis

/s/ Hila Karah	Director	March 28, 2024
Hila Karah

/s/ Dennis M. McGrath	Director	March 28, 2024
Dennis M. McGrath

/s/ Jon Kaplan	Director	March 28, 2024
Jon Kaplan

/s/ Adam Stern	Director	March 28, 2024
Adam Stern

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

DARIOHEALTH CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

How We Addressed the Matter in Our Audit

For a sample of customers, we: (1) obtained and read contract source documents, including master agreements, and other documents that were part of the agreement and evaluating management's identification of the contract and the distinct performance obligations based on the terms of the arrangements and the company's accounting policies, (2) tested management’s identification of significant terms for completeness, including the identification and determination of distinct performance obligations, (3) evaluating the methodology and reasonableness of management’s assumptions used for the estimate of stand-alone selling prices on a sample basis for products and services that are not sold separately (4) tested management’s calculations of revenue and the associated timing of revenue recognition. In addition, We have also evaluated the Company’s disclosures in relation to this matter.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Going concern assessment
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash-flow from operations since inception. The Company’s operations are dependent on its ability to raise additional funds. This dependency will continue until the Company will be able to completely finance its operations by generating revenue from its products and services. Management has concluded that, based on its current projections and plans, the Company will be able to satisfy its liquidity requirements for at least one year from the date these financial statements were issued.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter due to the subjective judgments required of management to conclude the Company would have sufficient liquidity to sustain itself for at least a year beyond the date of the issuance of the consolidated financial statements. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

How We Addressed the Matter in Our Audit

In addressing the matter, our audit procedures included, among others, assessing the reasonableness of forecasted revenue, operating expenses and sources of cash used in management’s assessment to determine whether the company has sufficient liquidity to fund operations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results and consideration of positive and negative evidence impacting management’s forecasts and liquidity. We also performed sensitivity analyses to assess the impact of changes in the key assumptions included in management's liquidity forecast models. In addition, we assessed the adequacy of the company’s going concern disclosures included in note 1 to the consolidated financial statements.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

March 28, 2024

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2023	2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,797	$49,357
Short-term restricted bank deposits	292	165
Trade receivables, net	3,155	6,416
Inventories	5,062	7,956
Other accounts receivable and prepaid expenses	2,024	1,630

Total current assets	47,330	65,524

NON-CURRENT ASSETS:
Deposits	6	6
Operating lease right of use assets	967	1,206
Long-term assets	143	111
Property and equipment, net	899	788
Intangible assets, net	5,404	9,916
Goodwill	41,640	41,640

Total non-current assets	49,059	53,667

Total assets	$96,389	$119,191

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	December 31,
	2023	2022

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,131	$2,322
Deferred revenues	997	1,320
Operating lease liabilities	111	293
Other accounts payable and accrued expenses	6,300	6,592
Current maturity of long term loan	3,954	8,823

Total current liabilities	12,493	19,350

NON-CURRENT LIABILITIES
Operating lease liabilities	885	827
Long-term loan	24,591	18,105
Warrant liability	240	910
Other long-term liabilities	36	—

Total non-current liabilities	25,752	19,842

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 27,191,849 and 25,724,470 shares on December 31, 2023 and December 31, 2022, respectively	3	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 18,959 and 3,567 shares on December 31, 2023 and December 31, 2022, respectively	*) -	*) -
Additional paid-in capital	407,502	365,846
Accumulated deficit	(349,361)	(285,850)

Total stockholders’ equity	58,144	79,999

Total liabilities and stockholders’ equity	$96,389	$119,191

The accompanying notes are an integral part of the consolidated financial statements.

*)  Represents an amount lower than $1.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended
	December 31,
	2023	2022

Revenues:
Services	$13,084	$17,859
Consumer hardware	7,268	9,797
Total revenues	20,352	27,656

Cost of revenues:
Services	4,679	5,324
Consumer hardware	5,303	8,320
Amortization of acquired intangible assets	4,386	4,357
Total cost of revenues	14,368	18,001

Gross profit	5,984	9,655

Operating expenses:
Research and development	$20,248	$19,649
Sales and marketing	23,785	30,323
General and administrative	18,140	16,493

Total operating expenses	62,173	66,465

Operating loss	56,189	56,810

Total financial expenses, net	3,174	5,379

Loss before taxes	59,363	62,189

Income Tax	64	4

Net loss	$59,427	$62,193

Deemed dividend	$4,084	$1,643

Net loss attributable to shareholders	$63,511	$63,836

Net loss per share:

Basic and diluted loss per share of common stock	$1.93	$2.54
Weighted average number of common stock used in computing basic and diluted net loss per share	28,371,979	23,635,038

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of January 1, 2022	16,573,420	$2	11,927	$	*) -	$307,561	$(222,014)	$85,549

Exercise of warrants	81,221	*) -	—		—	—	—	—
Issuance of common stock to consultants and service provider	62,926	*) -	—		—	377	—	377
Issuance of common stock to directors and employees	29,755	*) -	—		—	190	—	190
Deemed dividend related to issuance of Preferred Stock	—	—	—		—	1,643	(1,643)	—
Conversion of preferred stock to common stock	2,778,450	*) -	(8,360)		*) -	—	—	*) -
Issuance of warrants to service providers	—	—	—		—	3,105	—	3,105
Issuance of common stock, net of issuance cost	4,747,761	1	—		—	38,287	—	38,288
Issuance of Common Stock, net of issuance cost upon Acquisitions	378,492	*) -	—		—	1,186	—	1,186
Earnout resolution	—					328		328
Repurchase and retirement of common stock	(58,657)					(134)		(134)
Stock-based compensation	1,131,102	—	—		—	13,303	—	13,303
Net loss	—	—	—		—	—	(62,193)	(62,193)
Balance as of December 31, 2022	25,724,470	$3	3,567	$	*) -	$365,846	$(285,850)	$79,999

Exercise of Options	4,800	*) -	—		—	—	—	—
Exercise of warrants	86,983	*) -	—		—	—	—	—
Extinguishment of preferred stock in connection with preferred stock modification	—		—			984	(984)
Deemed dividend related to Preferred Stock	—	—	—		—	3,100	(3,100)	—
Conversion of preferred stock to common stock	3,582	*) -	(10)		*) -	—	—	*) -
Issuance of warrants to service providers	—	—	—		—	3,516	—	3,516
Issuance of common and preferred stock, net of issuance cost	408,043	—	15,402		—	16,482	—	16,482
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Common stock related to earnout consideration	76,637	*) -	—		—	—	—	—
Stock-based compensation	887,334	*) -	—		—	16,185	—	16,185
Net loss	—	—	—		—	—	(59,427)	(59,427)
Balance as of December 31, 2023	27,191,849	$3	18,959	$	*) -	$407,502	$(349,361)	$58,144

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(59,427)	$(62,193)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	19,701	16,975
Depreciation	473	356
Change in operating lease right of use assets	239	(919)
Amortization of acquired intangible assets	4,512	4,361
Decrease (increase) in trade receivables	3,261	(5,106)
Increase in other accounts receivable, prepaid expense and long-term assets	(426)	(3)
Decrease (increase) in inventories	2,894	(1,728)
Decrease in trade payables	(1,191)	(2,787)
Decrease in other accounts payable and accrued expenses	(256)	(1,314)
Increase (Decrease) in deferred revenues	(323)	125
Change in operating lease liabilities	(124)	833
Remeasurement of earn-out	-	(497)
Non cash financial expenses	528	4,052
Other	(240)	—

Net cash used in operating activities	(30,379)	(47,845)

Cash flows from investing activities:
Purchase of property and equipment	(584)	(442)
Purchase of short-term investments	(4,996)	-
Proceeds from redemption of short-term investments	5,033	-
Purchase of intangible assets	-	(131)

Net cash used in investing activities	(547)	(573)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	1,614	38,288
Proceeds from issuance of preferred stock, net of issuance costs	14,868	-
Proceeds from borrowings on Loan agreement	29,604	23,786
Repayment of long-term loan	(27,833)	—
Repurchase and retirement of common stock	—	(134)

Net cash provided by financing activities	18,253	61,940

Increase in cash, cash equivalents and restricted cash and cash equivalents	(12,673)	13,522
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	49,470	35,948
Cash, cash equivalents and restricted cash and cash equivalents at end of period	36,797	49,470
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	4,031	1,876
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	136	1,269
Earn-out extinguishment as part of WayForward acquisition	-	328

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	The Company has incurred net losses since its inception. As of December 31, 2023, The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $349,361 as of December 31, 2023. For the year ended December 31, 2023, the Company used approximately $30,379 of cash in operations. Management believes the Company has sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these consolidated financial statements. The Company expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.
d.	The Company’s Common Stock is listed on the Nasdaq Capital Market under the symbol “DRIO”.

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

The Company’s revenues and financing activities are incurred in U.S. dollars. Although a portion of LabStyle expenses is denominated in New Israeli Shekels (“NIS”) (mainly cost of personnel), a substantial portion of its expenses is denominated in dollars. Accordingly, the Company’s management believes that the currency of the primary economic environment in which the Company and its subsidiaries operate is the dollar; thus, the dollar is the functional currency of the Company. Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

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

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guaranties issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and USD and bear interest at an average rate of 5.2% and 0.61% as of December 31, 2023 and 2022, respectively. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2023, and 2022, the Company had a short-term restricted bank deposit which are used as collateral for rent and gratuity in the amount of $229 and $113, respectively.

As of December 31, 2023, and 2022, the Company had short-term restricted bank deposits which are used as collateral for credit payments in amounts of $63 and $52, respectively.

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	December 31,
	2023	2022

Cash, and cash equivalents as reported on the balance sheets	$36,797	$49,357
Short-term restricted bank deposits	$—	$113

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$36,797	$49,470

g.	Trade receivables, net:

The Company records trade receivables for amounts invoiced and yet unbilled invoices. The Company’s expected loss allowance methodology for trade receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company's Consolidated Statements of Comprehensive Loss. As of December 31, 2023, and 2022, credit loss allowance was immaterial.

h.Inventories:

Inventories are stated at the lower of cost or net realized value. Cost is determined on a first in first out (“FIFO”) basis. Inventory write-downs are provided to cover technological obsolescence, excess inventories and discontinued products. Inventory write-downs represent the difference between the cost of the inventory and net realizable value. Inventory write-downs are charged to the cost of revenues when a new lower cost basis is established. Subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Total write-downs during the years ended December 31, 2023, and 2022 amounted to $121 and $88, respectively.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers, and peripheral equipment	15-33
Office furniture and equipment	6-15
Production lines	14-20
Leasehold improvements	Over the shorter of the lease term or useful economic life

j.	Impairment of long-lived assets:

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2023, and 2022, no impairment was recorded.

k.	Revenue recognition

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

Commercial revenue – B2B2C

The Company provides mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include among others, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). These services are consumed as they are received, and the Company recognizes revenue each month using the variable consideration allocation exception. Revenue is recognized either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis.

Certain of the Company’s contracts include client performance guarantees and a portion of the fees in those contracts are subject to performance-based metrics such as clinical outcomes or minimum member utilization rates. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Refunds to a customer that result from performance levels that were not met by the end of the measurement period are adjusted to the transaction price, and therefore estimated at the outset of the arrangement.

Commercial revenue - Strategic partnerships

The Company has also entered into contracts (Note 6) with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

l.	Cost of revenues:

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

As of December 31, 2023, the Company's major customer accounted for 66.5% of the Company's accounts receivable balance.

For the year ended December 31, 2023 and December 31, 2022, the Company's major customer accounted for 29.9% and 39.8%, respectively, of the Company's revenue in the period.

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

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2023, and 2022, no liability for unrecognized tax benefits was recorded.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The availability of observable inputs can vary from instrument to instrument and is affected by a wide variety of factors, including, for example, the type of investment, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are unobservable in the market, the determination of fair value requires more judgment, and the fair value are categorized as Level 3.

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's Loan Facility, and warrants liability were measured at fair value using Level 3 unobservable inputs (see note 8).

r.	Warrants:

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

s.	Basic and diluted net loss per share:

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company's Convertible Preferred shares would be entitled to dividends that would be distributed to the holders of Common Stock, based on the conversion ratio, assuming conversion of all Convertible Preferred shares into shares of Common Stock.

The Company’s basic net loss per share is calculated by dividing net loss attributable to common and preferred stockholders by the weighted-average number of shares, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

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

Severance pay expense for the year ended December 31, 2023 and 2022 amounted to $947 and $1,136, respectively.

The Company has a 401(k) defined contribution plan covering certain employees in the U.S. All eligible employees may elect to contribute up to $22.5 per year (for certain employees over 50 years of age the maximum contribution is $30 per year), of their annual compensation to the plan through salary deferrals, subject to Internal Revenue Service limits.

u.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2023, and 2022, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

v.	Leases:

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

w.	Business combination and asset acquisitions:

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

x.	Goodwill:

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Under ASC 350, "Intangible - Goodwill and Other" ("ASC 350"), goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If the Company elects not to use this option, or if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company prepares a quantitative analysis to determine whether the carrying value of a reporting unit exceeds its estimated fair value. If the carrying value of a reporting unit would exceed its estimated fair value, the Company would have recognized an impairment of goodwill for the amount of this excess.

For the years ended December 31, 2023 and 2022, no impairment of goodwill has been recorded.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

y.	Recently Adopted Accounting Pronouncements
(i)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the timelier recognition of losses, with an effective date for the first quarter of fiscal year 2020. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non- Securities and Exchange Commission (“SEC”) reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The Company adopted the standard effective as of January 1, 2023, and the adoption of this standard did not have material impact on the Company's consolidated financial statements.

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

(iii)

In October 2021, the FASB issued ASU 2021-08, which requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. For the Company, the guidance is effective for fiscal years beginning after 15 December 2022 and interim periods within those fiscal years. The Company completed its evaluation of ASU 2021-08, which we adopted on January 1, 2023. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

z.	Recently issued accounting pronouncements, not yet adopted:
(i)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact on its financial statement disclosures.

(ii)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance will be effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2023	2022

Prepaid expenses	$1,536	$908
Costs to fulfill a contract	238	483
Government authorities	250	239

	$2,024	$1,630

NOTE 4:-     ACQUISITIONS

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

Amortization
period (Years)

Technology	$1,817	3

NOTE 5:-      INVENTORIES

Inventory consists of the following:

	December 31,
	2023	2022

Raw materials	$1,015	$1,346
Finished products	4,047	6,610

	$5,062	$7,956

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 6: -   REVENUES (Cont.)

Since the contract consideration includes variable consideration, as of December 31, 2023, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

In 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the year ended December 31, 2022, the Company recognized $1,506 in revenues, and for the year ended December 31, 2023, the Company recognized $2,494 in revenues for the completion of the second development plan.

On June 15, 2023, the third development plan (initiated in April 2023), was approved by the parties. The Company concluded that the third development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. The Company determined that this method under ASC 606 best measures progress towards satisfying the performance obligation and faithfully depicts the transfer of goods and services. For the year ended December 31, 2023, the Company recognized $2,098 in revenues, with additional revenues from the third development plan of $602 expected to be recognized by the end of June 2024.

In July 2023, the Company entered into an amended and restated strategic agreement with the preferred partner. Pursuant to the amendment, the parties adjusted certain pre-agreed economic parameters, including revenue share adjustments and to allow to expedite certain development milestones agreed upon in the parties’ initial agreement.

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

For the years ended December 31, 2023, and December 31, 2022 the Company recognized revenues of $962 and $1,778 respectively for the completion of the August SOW.

Revenue Source:

The following tables represent the Company total revenues for the year ended December 31, 2023 and 2022 disaggregated by revenue source:

	December 31,
	2023	2022

Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$5,005	$3,593
Commercial - Strategic partnerships	7,054	12,784
Consumers	8,293	11,279

	$20,352	$27,656

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The company expects all remaining performance obligations to be satisfied in less than a year.

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2023:

Balance, beginning of the period	$1,320
New performance obligations	5,353
Reclassification to revenue as a result of satisfying performance obligations	(5,676)

Balance, end of the period	$997

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

Costs to fulfill a contract as of December 31, 2023, consisted of the following:

	December 31,	December 31,
	2023	2022
Costs to fulfill a contract, current	$238	$483
Costs to fulfill a contract, noncurrent	59	41

Total costs to fulfill a contract	$297	$524

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2022	$524
Additions	474
Cost of revenue recognized	(701)

Ending balance as of December 31, 2023	297

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-     DEBT

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

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The Borrowers will pay certain fees with respect to the Avenue Loan Facility, including an upfront commitment fee, an administration fee, and a prepayment premium, as well as certain other fees and expenses of the Avenue Lenders. On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue for each Avenue Lender a warrant (the “Warrant”) to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share (also see note 20f), which shall have a term of five years from the issuance date. The Warrant contains customary share adjustment provisions, as well as adjustments to the number of shares issuable upon exercise of the Warrant and the exercise price in the event of a bona fide equity raise prior to September 30, 2023, at a price less than the then current exercise price. As of December 31, 2023, the customary share adjustment provisions and adjustments related to a bona fide equity raise prior to September 30, 2023, remain unchanged.

The Avenue Lenders have the right, at any time while the Avenue Loan Facility is outstanding, to convert an amount of up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s common stock at a price per share equal to 120% of the then effective exercise price of the Avenue Warrant(Also see note 20f). On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue each Avenue Lender the Avenue Warrant to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date.

The Company concluded that Avenue Loan and the Avenue Warrants are freestanding financial instruments since these instruments are legally detachable and separately exercisable. The Company has concluded that the warrants meet all the conditions to be classified as equity pursuant to ASC 480 and ASC 815-40. In addition, the Company elected to account for the Avenue Loan under the fair value option in accordance with ASC 825, “Financial Instruments.” Under the fair value option, changes in fair value are recorded in earnings except for fair value adjustments related to instrument specific credit risk, which are recorded as other comprehensive income or loss. As such, the proceeds were first allocated to the Loan at fair value in the amount of $28,215 and the remaining amount of $1,389 was allocated to the warrants.

During the year ended December 31, 2023 and 2022, the Company recognized $187 of remeasurement income related to the Initial Commitment Amount, which was included as part of financial expenses in the Company's statements comprehensive loss. During the year ended December 31, 2023, the Company did not recognize any instrument specific credit risk fair value adjustment.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7: -   DEBT (Cont.)

Warrant Liability

On June 9, 2022 (the closing date of the Orbimed Loan), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 226,586 shares of the Company’s common stock, at an exercise price of $5.79 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share.

The Company has concluded that the warrants are not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's Avenue Loan Facility (as defined herein), and warrant liability were measured at fair value using Level 3 unobservable inputs until the payoff date of May 1, 2023. Subsequently, a new loan agreement (Note 7) was obtained, and both the new loan and the warrant liability were measured at fair value.

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Current maturity of long term loan	$3,954	$—	$—	$3,954
Long term loan	24,591	—	—	24,591
Warrant liability	240	—	—	240

Total financial liabilities	$28,785	$—	$—	$28,785

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Current maturity of long term loan	8,823	—	—	8,823
Long term loan	18,105	—	—	18,105
Warrant liability	$910	—	—	910

Total financial liabilities	$27,838	$—	$—	$27,838

Loan Facilities

On June 9, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company, as borrower, and OrbiMed Royalty and Credit Opportunities III, LP, as the lender (the “Orbimed Lender”). The Credit Agreement provides for a five-year senior secured credit facility in an aggregate principal amount of up to $50,000 (the “Orbimed Loan”), of which $25,000 was made available on the closing date (the “Initial Commitment Amount”) and up to $25,000 was available on or prior to June 30, 2023, subject to certain revenue requirements (the “Delayed Draw Commitment Amount”). On June 9, 2022, the Company closed on the Initial Commitment Amount, less certain fees and expenses payable to or on behalf of the Orbimed Lender. The company did not draw the Delayed Draw Commitment Amount.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS (Cont.)

On May 1, 2023, the Company entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the Company and its subsidiary PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”) (Note 6).  Upon the initial closing of the LSA, the Company repaid the Orbimed Loan to the Orbimed Lender. The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000 (the “Avenue Loan Facility”), of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023, or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders

The fair value of the Avenue Loan Facility is recognized in connection with the Company’s LSA with respect to the Initial Commitment Amount only (Note 7). The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Avenue Loan Facility, which is reported within non-current liabilities (Maturity Date - May 1, 2027) on the consolidated balance sheets, is estimated by the Company at each reporting date based on significant inputs that are generally determined based on relative value analyses.

The Avenue Loan Facility incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The fair value of the Avenue Loan Facility, as of December 31, 2023, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the year ended December 31, 2023, the change in the fair value of the loan was recorded in earnings since the Company concluded that those were not related to instrument-specific credit risk was required.

Warrant Liability

The fair value of the warrant liability is recognized in connection with the Company’s Credit Agreement with the Orbimed Lender and with respect to the Initial Commitment Amount only (Note 8). The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the warrant liability, which is reported within non-current liabilities on the consolidated balance sheets, is estimated by the Company based on the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

The fair value of the warrant liability was estimated using a Monte-Carlo simulation valuation technique, with the following significant unobservable inputs (Level 3):

	December 31,	December 31,
	2023	2022
Stock price	$1.72	$7.45
Exercise price	5.79	6.62
Expected term (in years)	5.44	7.00
Volatility	96.8%	148.8%
Dividend rate	—	—
Risk-free interest rate	3.88%	3.13%

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS (Cont.)

The following tables present the summary of the changes in the fair value of our Level 3 financial instruments:

	December 31, 2023
	Long-Term Loan	Warrant Liability
Balance as of January 1, 2023	$26,928	$910
Issuance	28,587	—
Principal repayments on long-term loan	(27,833)	—
Change in fair value	863	(670)

Balance as of December 31, 2023	$28,545	$240

NOTE 9:-      LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2024 and 2028. Many leases include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants, the Company elected to not recognize a lease liability and a ROU asset for lease with a term of twelve months or less.

The components of lease costs, lease term and discount rate are as follows:

Year ended
December 31,
2023

Operating lease cost	$392
Short term lease cost	278
Variable lease cost	10
Total lease cost	$680

Weighted Average Remaining Lease Term
Operating leases	4.37 years

Weighted Average Discount Rate
Operating leases	9.38%

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-      LEASES

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023:

Operating
Leases

2024	$124
2025	305
2026	279
2027	279
2028	284
Total undiscounted cash flows	1,271
Less imputed interest	(275)
Present value of lease liabilities	$996

Supplemental cash flow information related to leases are as follows:

Year ended
December 31,
2023

Cash payments related to operating lease	$328

New right-of-use assets obtained in exchange for operating lease obligations	$136

NOTE 10:-      PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2023	2022
Cost:

Computers and peripheral equipment	$937	$944
Office furniture and equipment	137	154
Production lines	988	988
Leasehold improvement	326	141

	2,388	2,227
Accumulated depreciation:

Computers and peripheral equipment	542	534
Office furniture and equipment	43	60
Production lines	874	773
Leasehold improvement	30	72

	1,489	1,439

Property and equipment, net	$899	$788

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 10:-     PROPERTY AND EQUIPMENT, NET

Depreciation expenses for the year ended December 31, 2023 and 2022 amounted to $392 and $356, respectively.

During 2023 the Company recorded a reduction of $81 to the cost and accumulated depreciation of fully depreciated computers equipment no longer in use.

NOTE 11:-      OTHER INTANGIBLE ASSETS, NET

a. Finite-lived other intangible assets:			Weighted
	December 31,	December 31,	Average
	2023	2022	Remaining Life
Original amounts:
Technology	$16,936	$16,936	1.2
Brand	376	376	0.4
	17,312	17,312
Accumulated amortization:
Technology	11,586	7,199
Brand	322	197
	11,908	7,396
Other intangible assets, net	$5,404	$9,916

b. Amortization expenses for the years ended December 31, 2023 and December 31, 2022 amounted to $4,512 and $4,361, respectively.

c. Estimated amortization expense:

For the year ended December 31,
2024	4,452
2025	952
	$5,404

NOTE 12:-    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2023	2022
Employees and payroll accruals	$4,073	$4,407
Accrued expenses	2,227	2,185

	$6,300	$6,592

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 13:-    COMMITMENTS AND CONTINGENT LIABILITIES

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

In connection with specific research and development activities, Physimax, prior to its acquisition by the Company, received $1,011 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties accrued or paid, totaled $932 as of December 31, 2023.

During the Year ended December 31,2023 and December 31, 2022 the company recorded IIA royalties related to the acquisition of Physimax Technology in amount of $1 and $120, respectively.

NOTE 14:-    LONG-LIVED ASSETS

As of December 31, 2023, substantially all of the Company long live assets are located in Israel.

NOTE 15:-    TAXES ON INCOME

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

NOTE 15:-    TAXES ON INCOME (Cont.)

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

Tax rates applicable to Labstyle and Upright:

The Corporate tax rate in Israel in 2022 and 2023 was 23%.

Net operating loss carryforward:

Labstyle has accumulated net operating losses for Israeli income tax purposes as of December 31, 2023, in the amount of approximately $189,653. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2023, the Company and WayForward had a U.S. federal net operating loss carryforward of approximately $36,786 and $8,084, of which $7,120 and $371, respectively, were generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037. Under Sections 382 and 383 of the IRC, utilization of the U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization. Since the Company has not yet utilized the losses to offset income, no study has been performed to assess the potential limitations, but when relevant, a study will be performed.

The remaining NOLs of the Company and WayForward are approximately $29,666 and $7,713, were generated in years 2018-2022, and are subject to the TCJA, which modified the rules regarding utilization of NOLs. NOLs generated after December 31, 2017, can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change. The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event, the Company has a change of ownership, utilization of the carryforwards could be restricted.

As discussed above, under the CARES Act, the losses from 2018-2023 are excluded from the limitation and can be carried forward indefinitely to offset 100% of future net income.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:

Net operating loss and capital losses carry forward	$51,533	$45,790
Temporary differences - Research and development expenses	3,815	4,058
Temporary differences - Accrued employees costs	370	366
Temporary differences - Stock-based compensation	4,328	3,734
Temporary differences - Credit Facility	—	723
Temporary differences - Loan	306	—
Temporary differences - Intangible Assets	152	65
Temporary differences - Lease Liability	229	253

Deferred tax assets:	60,733	54,989
Less: Valuation allowance	(58,303)	(52,504)

Deferred tax assets	2,430	2,485

Deferred tax liability:

Temporary differences - Intangible Assets	(2,208)	(2,208)
Temporary differences - Lease Right of Use Assets	(222)	(277)

Deferred tax liability	(2,430)	(2,485)

Net deferred tax asset	$—	$—

The deferred tax balances included in the consolidated financial statements as of December 31, 2023, are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the changes in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2023, was an increase of $5,798 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize all of its deferred tax assets and accordingly recorded a valuation allowance to offset the deferred tax assets.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

a.	Loss before taxes on income consists of the following:

	Year ended
	December 31,
	2023	2022
Domestic	$23,477	$22,902
Foreign	35,886	39,287

	$59,363	$62,189

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

NOTE 16:-    STOCKHOLDERS’ EQUITY

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

The Series A Preferred Stock automatically converted into shares of Common Stock, on the 36-month anniversary of the Series A Effective Date. During the year ended December 31, 2022, the Company accounted for the dividend as a deemed dividend in a total amount of $1,580.

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

As of December 31, 2023, out of the Placement Agent Warrants that were issued in December 2019 and July 2020, 451,226 were exercised into 333,077 shares of Common Stock.

On September 20, 2022, the Board of Directors authorized the Company to enter into an exchange agreement with a certain preferred stockholder to exchange 885 shares of the Company’s Series A-1 Preferred Stock for 308,711 shares of the Company’s common stock. During the year ended 31, 2022, the investor exchanged those certain shares. The Company has accounted for the exchange as a modification and recorded the increase in fair value as a deemed dividend in the amount of $62.

During the year ended December 31, 2022 a total of 1,130 of certain Series A Convertible Preferred Stock, were converted into 339,417 shares of Common Stock, including issuance of dividend shares.

In November, to December 2022 and January 2023, 6,355 Series A Preferred Stock automatically converted into 2,133,904 shares of Common Stock after completing 36-month anniversary of each the Series A Preferred Stock. The conversion included accumulative dividends payable available upon conversion of each Series A Preferred Stock.

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

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

The Company has concluded that the Series A-1 preferred shares modification should be accounted for as an extinguishment transaction and recorded the increase in fair value as a deemed dividend in the amount of $984.

During the year ended December 31, 2023, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series A-1 Convertible Preferred Stock as a deemed dividend in a total amount of $618.

e.	During the year ended December 31, 2023, options were exercised into 4,800 shares of Common Stock.
f.	On October 22, 2021, the Company entered into an At-The-Market Equity Offering Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $50,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent (3%) fee paid to the sales agent. During the year ended December 31, 2023 and 2022, the Company received net proceeds of $1,614 and $260 from the sale of 408,043 and 73,037 shares of the Company’s common stock, respectively. As of December 31, 2023, there were $47,971 remaining funds available under the ATM.
g.	On February 28, 2022, the Company entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 4,674,454 shares of the Company’s common stock, and pre-funded warrants to purchase an aggregate of 667,559 shares of the Company’s common stock at an exercise price of $0.0001 per share, at a purchase price of $7.49 per share (or share equivalent). The aggregate gross proceeds were approximately $40,000 ($38,023, net of issuance expenses).
h.	On May 1, 2023, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of preferred stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the offering. On May 5, 2023, the Company entered into purchase agreements with accredited investors, relating to the offering of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock” and, collectively with the Series B Preferred Stock, the Series B-1 Preferred Stock, and the Series B-2 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. The initial conversion price for the Series B, B-1, B-2, and B-3 Preferred Stock was $3.334, $3.334, $3.370 and $3.392, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to the Company from the offerings were approximately $15,402 ($14,868 net of issuance expenses).

The Preferred Stock will automatically convert into shares of common stock, on the 15-month anniversary of the issuance date. The holders of Preferred Stock will also be entitled dividends payable as follows: (i) a number of shares of common stock equal to five percent (5.0%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the closing date, and (ii) a number of shares of common stock equal to ten percent (10%) of the number of shares of common stock issuable upon conversion of the Preferred Stock then held by such holder on the fifth full quarter from the closing. The Series B-2 Preferred Stock dividend is subject to receipt of the approval of the Company’s shareholders. The Preferred Stock has been accounted for as an equity instrument.

During the year ended December 31, 2023, the Company accounted for the dividend shares of common stock upon the dividend shares earned by Series B Preferred Stock as a deemed dividend in a total amount of $2,482.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.

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

On May 1, 2023, the Company repaid its existing $25,000 credit facility to the Orbimed Lender with a new $30,000 credit facility in the LSA, by and between the Company and the Avenue Lenders. On the closing date, and with respect to the Initial Tranche only, the Company agreed to issue each Avenue Lender the Avenue Warrant to purchase up to 292,442 shares of the Company’s common stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date. The Company accounted the Avenue Warrants as equity instruments and recorded it in fair value as of May 1, 2023, using the relative fair value method in the amount of $1,389. (See also note 20f(

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

In December 2021, the Compensation Committee authorized the Company to issue warrants to purchase up to 8,000 shares of Common Stock, to certain consultants of the Company, at a purchase price of $13.60. As such, during the year ended December 31, 2023 and 2022 the Company recorded compensation expense for service providers in the amount of $28 and $29, respectively.

In May 2022 and June 2022, the Compensation Committee authorized the Company to grant warrants to purchase up to 70,000, and 175,000 shares (of which warrants to purchase 87,500 shares have expired) of the Company’s common stock which shall vest over 12 months and 24-month periods, respectively, to certain consultants of the Company, with an exercise price of $6.45 and $7.20, respectively. As such, during the year ended December 31, 2023 and 2022 the Company recorded compensation expense for service providers in the amount of $263 and $375, respectively

In December 2022, the Compensation Committee authorized the Company to issue warrants to purchase up to 500,000, shares of Common Stock, to a certain consultant of the Company, at a purchase price of $5.00. In November 2023, the Compensation Committee approved a reduction in the exercise price of said warrants to an exercise price of $1.08 per share, subject to the performance of additional services. The Company has accounted for the change as a modification and recorded increase in warrants fair value. As such, during the year ended December 31, 2023 and 2022 the Company recorded compensation expense for a certain consultant in the amount of $1,502 and $29, respectively.

In January 2023, the Compensation Committee approved the grant of warrants to purchase up to 280,000 shares of common stock, with an exercise price of $5.20, per share to certain consultants. The warrants are exercisable into common stock on or before December 31, 2026. During the year ended December 31, 2023, the Company recorded compensation expenses for certain consultants in the amount of $650.

In January 2023, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 350,000 shares of common stock issued to certain consultants in the past at exercise prices between $7.50 to $30.00 per share, to an exercise price of $5.20 per share, subject to the performance of additional services. The Company has accounted for the change as a modification and recorded the increase in fair value as compensation expense for those certain consultants in the amount of $960.

On July 25, 2023, the Compensation Committee approved the grant of warrants to purchase up to 40,000 shares of common stock, with an exercise price of $3.46, per share to a certain consultant, the stock options vests over a three-year period. The warrants are exercisable into common stock on or before December 31, 2026. During the year ended December 31, 2023, the Company recorded compensation expenses for this certain consultant in the amount of $29.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

The table below summarizes the outstanding warrants as of December 31, 2023:

	Warrants
	outstanding as of	Exercise
	December 31, 2023	price $	Expiration date
Consultants	400,000	25.00	February 16, 2024
Consultants	10,000	5.20	April 6, 2024
Consultants	12,500	18.57	April 13, 2024
Consultants	10,000	5.20	June 17, 2024
Consultants	10,000	5.20	September 9, 2024
Consultants	20,000	5.20	November 9, 2024
Consultants	35,000	16.06	December 1, 2024
Consultants	3,000	16.06	December 1, 2024
Agent warrants A-1 December 2019	233,347	4.05	December 19, 2024
Agent warrants A-2 December 2019	25,034	4.28	December 19, 2024
Agent warrants A-3 December 2019	47,527	4.98	December 19, 2024
Agent warrants A-4 December 2019	5,839	5.90	December 19, 2024
Consultants	60,000	6.39	February 12, 2025
Consultants	30,000	5.20	April 1, 2025
Consultants	87,500	7.20	June 8, 2025
Consultants	30,000	5.20	July 1, 2025
Agent warrants B-1 July 31 2020	150,070	7.47	July 31, 2025
Agent warrants B-1 July 31 2020	2,393	7.94	July 31, 2025
Consultants	25,000	13.88	September 26, 2025
Consultants	40,000	5.20	October 1, 2025
Consultants	500,000	1.08	December 16, 2025
Consultants	100,000	5.20	December 31, 2025
Consultants	8,000	13.60	December 31, 2025
Consultants	70,000	6.45	May 19, 2026
Consultants	250,000	5.20	December 31, 2026
Consultants	40,000	3.46	December 31, 2026
Consultants	100,000	5.20	December 31, 2026
Consultants	30,000	5.20	December 31, 2026
Lender of loan facility	292,442	3.33	May 1, 2028
Lender of loan facility	292,442	3.33	May 1, 2028
Lender of loan facility	226,586	5.79	June 9, 2029
Consultants	13,750	12.00	August 1, 2029

Total outstanding	3,160,430

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

In April 2020, the Compensation Committee of the Board of Directors approved a monthly grant of shares of the Company’s Common Stock equal to $18.00 of restricted shares to certain service providers per month, to be granted monthly during the period that the certain consulting agreement remains in effect. During the years ended December 31, 2023 and 2022, a total of 69,180 and 32,926 restricted unregistered shares of Common Stock, respectively, were issued to certain service provider under this approval the Company recorded compensation expense in the amount of $181 and $172, respectively

On April 23, 2022, the Company released 56,788 holdback shares of the Company’s common stock to a certain employee of the Company. The holdback release was part of a separation agreement with the employee, pursuant to which the Company waived the lock-up period.

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

On December 15, 2022, the Compensation Committee authorized the Company to issue 30,000 shares, to a certain consultant of the Company. As such, during the year ended December 31, 2022 the Company recorded compensation expense for service providers in the amount of $106.

During the year ended December 31, 2022, the Company’s Compensation Committee of the Board of Directors approved the grant of 29,755 shares of the Company’s common stock to employees of the Company, and the grant of 1,268,050 restricted shares of the Company’s common stock to employees and consultants. The shares vest over a period of three years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 1,009,550 shares of the Company’s common stock to employees and a consultant of the Company, at exercise prices between $4.30 and $8.10 per share. The stock options vest over a three-year period commencing on the respective grant dates. The options have a ten-year term and were issued under the 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

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

During the year ended December 31, 2023, the Company’s Compensation Committee approved the grant of 927,100 restricted shares of the Company’s common stock to employees and consultants of which 537,100 are under the Company’s 2020 Equity Incentive Plan, as amended (“2020 Plan”). Out of the restricted shares granted, 235,000 restricted shares will vest immediately, 30,000 restricted shares will vest over a period of six months, and the remaining 662,100 restricted shares will vest over a period between two to four years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 833,900 shares of common stock for employees and consultants of the Company, at exercise prices between $3.69 and $4.48 per share. Stock options to purchase 528,900 shares of common stock vest over a three-year period commencing on the respective grant dates, and options to purchase 305,000 shares of common stock are performance-based. The options have a ten-year term and were issued under the 2020 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the year ended December 31, 2023 were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,124,302	13.38	6.98	121
Options granted	1,213,900	4.33	—	—
Options exercised	(6,821)	—	—	—
Options expired	(221,313)	30.51	—	—
Options forfeited	(559,239)	5.86	—	—

Options outstanding at end of period	2,550,829	9.27	7.02	36

Options vested and expected to vest at end of period	2,089,935	9.61	6.88	36

Exercisable at end of period	1,326,486	12.45	5.39	36

Weighted average grant date fair value of options granted during the year ended December 31, 2023 and 2022 is $2.14 and $4.43, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount is impacted by the changes in the fair market value of the Common Stock

Transactions related to restricted shares granted\forfeited during the year ended December 31, 2023 were as follows

Number of
Restricted shares

Restricted shares outstanding at beginning of the period	2,207,772
Restricted shares granted	572,100
Restricted shares forfeited	(143,946)

Restricted shares outstanding at end of period	2,635,926

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-     STOCKHOLDERS’ EQUITY (Cont.)

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The assumptions used are determined as follows:

Volatility. The expected volatility was derived from the historical volatilities of the Company’s stock price over a period equivalent to the expected term of the stock option grants.

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. When establishing the expected term assumption, the Company utilizes historical data.

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with terms similar to the expected term on the options.

Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore, it used an expected dividend yield of zero.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, non-employees and directors in the period presented:

	Year ended
	December 31,
	2023	2022
Volatility	90.90-92.62%	91.11-92.60%
Risk-free interest rate	3.45-4.13%	1.89-3.62%
Dividend yield	0%	0%
Expected life (years)	5.81-5.88	5.81-6.00

As of December 31, 2023, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $9,407, which is expected to be recognized over a weighted average period of approximately 0.82 year.

The total compensation cost related to all the Company’s equity-based awards, recognized during year ended December 31, 2023 and 2022 were comprised as follows:

	Year ended
	December 31,
	2023	2022

Cost of revenues	$327	$66
Research and development	3,803	3,608
Sales and marketing	6,468	6,042
General and administrative	9,103	7,259

Total stock-based compensation expenses	$19,701	$16,975

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     SELECTED STATEMENTS OF OPERATIONS DATA

Financial losses, net:

	Year ended
	December 31,
	2023	2022

Bank charges	$112	$83
Foreign currency adjustments expenses, net	210	(243)
Interest income	(1,868)	(506)
Revaluation of short-term investments	(37)	—
Loan Interest Expenses	—	1,876
Remeasurement of long-term loan	4,894	3,858
Remeasurement of warrant liability	(670)	(1,020)
Debt issuance cost	533	724
Remeasurement of financial commitment asset	—	607

Total Financial expenses, net	$3,174	$5,379

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 18: -  BASIC AND DILUTED NET LOSS PER COMMON STOCK

We compute net loss per share of common and preferred stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the common stock, which includes prefunded warrants. The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 12,188,189 and 5,744,428 for the year ended December 31, 2023 and 2022, respectively.

The following table sets forth the computation of the Company’s basic net loss per common and preferred stock:

	Year ended
	December 31,
	2023
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3
Basic and diluted loss per share
Numerator:
Allocation of undistributed loss	$54,860,245	$2,528,086	$2,476,171	$3,173,493	$59,308	$413,441

Denominator:
Number of shares used in per share computation	28,371,979	3,557	4,094	5,247	99	697

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends	—	450.47	244.63	244.63	242.18	248.52
Undistributed loss - allocated	(1.93)	(710.74)	(604.87)	(604.87)	(598.83)	(593.23)
Basic and diluted loss per share	$(1.93)	$(260.26)	$(360.24)	$(360.24)	$(356.64)	$(344.71)

Year ended
December 31,
2022
Common Stock
Basic and diluted loss per share
Numerator:
Allocation of undistributed loss	$59,957,966

Denominator:
Number of shares used in per share computation	23,635,038

Basic loss per share amounts:
Distributed earnings - deemed dividends	—
Undistributed loss - allocated	(2.54)
Basic and diluted loss per share	$(2.54)

For the year ended December 31, 2022 the basic and diluted net loss per share of Preferred A, A-1, A-2, A-3 and A-4 was 590.97, 599.21, 524.32, 381.15 and 286.94 respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 19:-     SUBSEQUENT EVENTS

a.	In January 2024, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 2,493,764 shares, from 5,862,860 to 8,356,624.
b.	In January and March 2024, the Compensation Committee of the Board of Directors approved the grant of 1,941,500 restricted shares subject to time vesting to directors, officers and employees of the Company and approved the grant of 1,100,400 options to purchase Common Stock, and 320,000 performance-based options to purchase Common Stock to officers, employees and consultants of the Company, at exercise prices between $1.68 and $2.14 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan.
c.	On January 30, 2024, out of the pre-funded warrants that were issued in July 2020, 400,017 were exercised on a cashless basis into 400,000 shares of common stock.
d.	On February 15, 2024 (the “Closing Date”), The Company, TWILL Merger Sub, Inc. (“Merger Sub”), Twill, Inc. (“Twill”) and Bilal Khan, solely in his capacity as the representatives of Twill’s stockholders and other equity holders, entered into an Agreement and Plan of Merger (the “Merger Agreement”), Pursuant to the provisions of the Merger Agreement, on the Closing Date, (i) Merger Sub was merged with and into Twill (the “Merger”), the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company, (ii) the Company paid to Twill’s debt holders and equity holders aggregate consideration (“Merger Consideration”) of (A) $10.0 million in cash, (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 10,000,400 shares (the “Warrant Shares”) of Company common stock, par value $0.0001 per share (the “Common Stock”), issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill, issuable in 4 equal tranches, (C) stock options to purchase up to 2,963,459 shares of Common Stock issued to employees of Twill as an inducement to their employment with the Company, issued outside of the Company’s equity compensation plans, pursuant to Nasdaq Rule 5635(c)(4), with an exercise price of $2.55 per share, and (D) a combination of warrants and restricted stock units (“RSUs”) to acquire up to 1,766,508 shares of Common Stock issued to certain outgoing board members, consultants and outgoing officers of Twill (all of such RSUs and warrants being subject to the approval of the Company’s stockholders, pursuant to Nasdaq Rule 5635), and (iii) the parties to the Merger Agreement consummated the transactions contemplated thereby. The Merger Agreement contains various customary representations, warranties and covenants. As a result of the Merger, Twill will operate as a wholly owned subsidiary of the Company.

In addition, the Company executed certain consulting agreements (the “Consulting Agreements”) with Ofer Leidner and Bilal Khan, each former officers of Twill. Pursuant to the terms of the Consulting Agreements, the Company agreed to retain their services. Leidner and Khan for a period of at least 14 months and 6 months respectively, in exchange for monthly consulting fees of $35,416 and $35,417, respectively. In addition, the Company agreed to issue to Mr. Leidner warrants to purchase up to 1,032,946 shares of Common Stock, of which 717,946 are subject to time vesting and 315,000 are subject to certain performance-based metrics, and to issue to Mr. Khan 350,000 fully vested RSUs which shall be vest subject to stockholder approval.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 19:-   SUBSEQUENT EVENTS (Cont.)

e.	On February 15, 2024, the Company entered into securities purchase agreements (each, a “Series C Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of (i) 17,307 shares of newly designated Series C Preferred Stock (the “Series C Preferred Stock”), and (ii) 4,000 shares of Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. In addition, on February 16, 2024, the Company entered into Series C Purchase Agreements with accredited investors relating to the Offering and the sale of an aggregate of 1,115 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and together with the Series C Preferred Stock and the Series C-1 Preferred Stock, the “Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. The Series C and C-1 Preferred Stock are convertible into Common Stock at $2.02 per Common Stock. The Series C-2 Preferred Stock is convertible into Common Stock at $2.14 per Common Stock. As a result of the sale of the Preferred Stock, the aggregate gross proceeds to the Company from the Offering are approximately $22,422 thousands. The closing of the Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock occurred on February 21, 2024.
f.	On February 15, 2024, the Company and its subsidiaries, PsyInnovations, Inc. and LabStyle Innovation Ltd., entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., as lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to the Company’s existing loan facility with the lenders.

In addition, the Avenue Amendment provides (i) that the Company will seek stockholder approval to reprice the warrants issued to the lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to the Company at a conversion price of $4.0001 per share.

- - - - - - - - - - - - - - -