Form 10-Q
period 2024-03-31
DarioHealth Corp.
filed 2024-05-15
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 29,923,250 shares of common stock outstanding.

When used in this quarterly report, the terms “DarioHealth,” the “Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation, our subsidiaries LabStyle Innovation Ltd., an Israeli company, Twill Inc., a Delaware company, PsyInnovations Inc., a Delaware company, and DarioHealth India Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed on March 28, 2024) entitled “Risk Factors” as well as in our other public filings.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

UNAUDITED

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2024	2023
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,367	$36,797
Short-term restricted bank deposits	971	292
Trade receivables, net	7,885	3,155
Inventories	4,916	5,062
Other accounts receivable and prepaid expenses	4,370	2,024

Total current assets	52,509	47,330

NON-CURRENT ASSETS:
Deposits	6	6
Operating lease right of use assets	1,813	967
Long-term assets	138	143
Property and equipment, net	1,425	899
Intangible assets, net	23,646	5,404
Goodwill	57,427	41,640

Total non-current assets	84,455	49,059

Total assets	$136,964	$96,389

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2024	2023
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4,249	$1,131
Deferred revenues	1,791	997
Operating lease liabilities	920	111
Other accounts payable and accrued expenses	6,888	6,300
Current maturity of long term loan	3,954	3,954

Total current liabilities	17,802	12,493

NON-CURRENT LIABILITIES
Operating lease liabilities	1,053	885
Long-term loan	24,508	24,591
Warrant liability	15,516	240
Other long-term liabilities	52	36

Total non-current liabilities	41,129	25,752

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 29,439,740 and 27,191,849 shares on March 31, 2024 and December 31, 2023, respectively	3	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 41,381 and 18,959 shares on March 31, 2024 and December 31, 2023, respectively	*) -	*) -
Additional paid-in capital	436,600	407,502
Accumulated deficit	(358,570)	(349,361)

Total stockholders’ equity	78,033	58,144

Total liabilities and stockholders’ equity	$136,964	$96,389

*) Represents an amount lower than $1

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended
	March 31,
	2024	2023

	Unaudited
Revenues:
Services	$4,160	$5,256
Consumer hardware	1,598	1,809
Total revenues	5,758	7,066

Cost of revenues:
Services	965	1,477
Consumer hardware	1,198	1,340
Amortization of acquired intangible assets	1,163	1,081
Total cost of revenues	3,326	3,898

Gross profit	2,432	3,168

Operating expenses:
Research and development	$6,642	$5,165
Sales and marketing	6,910	6,340
General and administrative	6,735	4,071

Total operating expenses	20,287	15,576

Operating loss	17,855	12,408

Total financial expenses (income), net	(8,686)	417

Loss before taxes	9,169	12,825

Income Tax	1,994	—

Net loss	$7,175	$12,825

Other comprehensive loss:
Deemed dividend	$2,034	$-

Net loss attributable to common shareholders	$9,209	$12,825

Net loss per share:

Basic and diluted loss per share of common stock	$0.20	$0.45
Weighted average number of common stock used in computing basic and diluted net loss per share	34,442,578	27,570,013

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2023 (audited)	27,191,849	$3	18,959	$	*)-	$407,502	$(349,361)	$58,144

Exercise of options	2,021	*)-	—		—	*)-	—	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	2,034	(2,034)	—
Issuance of warrants to service providers	—	—	—		—	27	—	27
Conversion of prefunded warrants to common Stock	400,000	*)-	—		—	—	—	—
Stock-based compensation	1,845,870	*)-	—		—	6,831	—	6,831
Issuance of preferred stock, net of issuance cost	—	—	22,422		*)-	20,206		20,206
Net loss	—	—	—		—	—	(7,175)	(7,175)

Balance as of March 31, 2024 (unaudited)	29,439,740	$3	41,381	$	*)-	$436,600	$(358,570)	$78,033

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2022 (audited)	25,724,470	$3	3,567	$	*)-	$365,846	$(285,850)	$79,999

Issuance of warrants to service providers	—	—	—		—	630	—	630
Stock-based compensation	147,243	—	—		—	4,226	—	4,226
Conversion of preferred stock to common stock	3,582	*)-	(10)		*)-	—	—	—
Net loss	—	—	—		—	—	(12,825)	(12,825)

Balance as of March 31, 2023 (unaudited)	25,875,295	$3	3,557	$	*)-	$370,702	$(298,675)	$72,030

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended
	March 31,
	2024	2023

	Unaudited
Cash flows from operating activities:
Net loss	$(7,175)	$(12,825)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation, common stock, and payment in stock to directors, employees, consultants, and service providers	6,858	4,856
Depreciation	110	97
Change in operating lease right of use assets	149	36
Amortization of acquired intangible assets	1,216	1,113
Decrease (increase) in trade receivables	(1,401)	3,619
Increase in other accounts receivable, prepaid expense and long-term assets	(1,866)	(892)
Decrease in inventories	146	1,079
Increase (decrease) in trade payables	708	(439)
Decrease in other accounts payable and accrued expenses	(2,620)	(621)
Decrease in deferred revenues	52	(395)
Change in operating lease liabilities	(18)	(78)
Change in fair value of warrant liability	(9,181)	(80)
Non-Cash financial income	(83)	(227)
Other	(5)	—

Net cash used in operating activities	(13,110)	(4,757)

Cash flows from investing activities:
Purchase of property and equipment	(56)	(74)
Purchase of short-term investments	-	(4,996)
Proceeds from redemption of short-term investments	-	708
Payments for business acquisitions, net of cash acquired	(8,796)	-

Net cash used in investing activities	(8,852)	(4,362)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	20,206	-
Principal payments on long-term loan	-	(1,389)

Net cash provided by financing activities	20,206	(1,389)

Increase in cash, cash equivalents and restricted cash and cash equivalents	(1,756)	(10,508)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	36,797	49,470
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$35,041	$38,962
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$986	$1,072
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$28	$28

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On February 15, 2024 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twill, Inc. (“Twill”), (see note 4). Pursuant to the provisions of the Merger Agreement, on the Closing Date, TWILL Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates AI with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions—including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has incurred net losses since its inception. As of March 31, 2024, the Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $358,570 as of March 31, 2024. For the three months ended March 31, 2024, the Company used approximately $13,110 of cash in operations. Management believes the Company has sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. The Company expect to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of March 31, 2024, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2024, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the three months ended March 31, 2024. Results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant Accounting Policies

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are applied consistently in these unaudited interim consolidated financial statements.

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	March 31,	March 31,
	2024	2023
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$34,367	$38,789
Short-term restricted bank deposits	674	173

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$35,041	$38,962

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.   Business and Asset Acquisitions

When the Company acquires a business, the purchase price is allocated to the tangible and identifiable intangible assets, net of liabilities assumed. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.

d.   Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers,” (“ASC 606”) when (or as) it satisfies performance obligations by transferring promised hardware or services to its customers in an amount that reflects the consideration the Company expects to receive. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. The Company uses judgment in determining the SSP for its performance obligations. To determine SSP, the Company maximizes the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, the Company may use alternative methods to estimate the standalone selling price, such as cost plus margin approach.

The Company’s payment terms are generally 45 days or less. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determines its contracts generally to not include a significant financing component since the Company's selling prices are not subjected to billing terms nor is its purpose to receive financing from its customers or to provide customers with financing. In addition, the Company elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company will transfer a promised good or service to a customer and when the customer will pay for that good or service will be one year or less.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Consumers revenue

The Company considers customer and distributor purchase orders to be contracts with a customer. For each contract, the Company considers the promise to transfer tangible hardware and/or services, each of which are distinct, and accounted for as separate performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. Revenue from tangible hardware is recognized when control of the hardware is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period.

Commercial revenue – B2B2C

The Company provides a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and is considered a single continuous service comprised of a series of distinct services recognized over time that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Revenues related to the Company's newly acquired Twill platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance.

To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When the variable consideration allocation exception is met, the Company recognizes revenue each month using either on a per engaged member per month (PEMPM) or a per employee per month (PEPM) basis. Contracts typically have a duration of more than one year.

Since the acquisition of Twill (note 4), the Company also provides professional services and ad serving services related to the Twill platform. Revenues related to professional services are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. The Company generally recognizes revenues for professional services using an input method, based on labor hours consumed, which the Company believes best depicts the transfer of the services to the customer. Revenues related to ad serving services are recognized when impressions are delivered. The Company recognizes revenue from the display of ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company follows the guidance provided in ASC 606 for determining whether it is a principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis) in arrangements with customers that involve another party that contributes to providing specified services to a customer, based on whether the Company controls the specified good or service.

Commercial revenue - Strategic partnerships

The Company has also entered into contracts (Note 5) with a preferred partner and a health plan provider in which the Company provides data license, development and implementation services.

e.   Concentrations of credit risk:

Financial instruments that potentially subject the Company to credit risks primarily consist of cash and cash equivalents, short-term deposits, restricted deposits, and trade receivables. For cash and cash equivalents, the Company is exposed to credit risks in the event of default by the financial institutions to the extent that amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. The Company places its cash and cash equivalents and short-term deposits with financial institutions with high-quality credit ratings and has not experienced any losses in such accounts.

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended March 31, 2024
Allowance for credit losses	$163	$110	$—	$273

Year ended December 31, 2023
Allowance for credit losses	$23	$140	$—	$163

The Company has no off-balance-sheet concentration of credit risk.

As of March 31, 2024, the Company's major customers accounted for 32.8% and 25.4% of the Company's accounts receivable balance. For the three month period ended March 31, 2024, the Company's major customers accounted for 8.5% and 16.5% respectively, of the Company's revenue in the period.

f.   Recently issued Accounting Pronouncements

(i)	In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), “Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact on its financial statement disclosures.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

(ii)	In December 2023, the FASB issued ASU 2023-09, “Income Taxes” (“Topic 740”), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance will be effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

NOTE 3: -   INVENTORIES

	March 31,	December 31,
	2024	2023
	Unaudited
Raw materials	$973	$1,015
Finished products	3,943	4,047

	$4,916	$5,062

During the three-month period ended March 31, 2024, and the year ended December 31, 2023, total inventory write-down expenses amounted to $0 and $121, respectively.

NOTE 4 – ACQUISITIONS

Acquisition of Twill

On February 15, 2024 (the “Closing Date”), the Company completed the merger and the associated acquisition of all issued and outstanding shares of Twill for an aggregate consideration of (A) $10.0 million in cash, and (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 10,000,400 shares (the “Warrant Shares”) of Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, the Company issued stock options to purchase up to 2,963,459 shares of Common Stock and restricted stock units (“RSUs”) to acquire up to 733,562 shares of Common Stock to certain employees and officers of Twill. The Company accounted for the stock options and RSUs separately from the acquisition. The Company incurred acquisition-related costs in a total amount of $722, which were included in general and administrative expenses in the Interim Consolidated Statements of Comprehensive loss.

The acquisition of Twill advances our strategy to evolve from a point solution to a comprehensive multi condition platform. Twill brings a global, digital-first approach to improving mental and physical health through its personalized and connected care services. These services include evidence-based programs, supportive communities, human-led coaching, and therapy, which are accessible globally in 10 languages and cover over 18 million lives. Utilized by enterprises, health plans, pharmaceutical companies, and individuals around the world. With the integration of Twill, the Company believes it can achieve multiple advantages as well as synergies in multiple fronts like its product offering, commercial channels, improved clients and member experience.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

Preliminary purchase price allocation:

Under business combination accounting principles, the total purchase price was allocated to Twill’s net tangible and intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A portion of the acquisition price was recorded as goodwill due to the synergies with Twill and is not expected to be deductible for tax purposes.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

Cash and cash equivalents	$531
Short-term restricted bank deposits	673
Trade receivables	3,329
Other accounts receivable and prepaid expenses	475
Property and equipment, net	580
Operating lease right of use assets	995
Acquisition-related intangibles	19,435
Other assets	22
Tangible assets acquired	26,040
Trade payables	2,410
Other accounts payable and accrued expenses	1,223
Deferred revenues	742
Operating lease liabilities	995
Deferred tax liability	2,001
Liabilities assumed	7,371
Fair value of net assets acquired	18,669
Goodwill	15,787
Total purchase consideration	$34,456

Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair value	Amortization
	Unaudited	period (Years)
Technology (1)	$5,644	8
Customer relationship healthcare (2)	13,791	12
Total identified intangible assets acquired	$19,435

(1)	The technology has been calculated through the Income Approach, in particular the Relief from Royalty method.
(2)	The fair value of Twill’s customer relationships has been calculated using the MPEEM method.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

Amount
Unaudited
Number of shares of common stock issuable upon the exercise of the consideration warrants.	10,000,400
Value of each warrant issues	$2.446
Total consideration warrant shares	24,456

Cash consideration	10,000
Total purchase price	$34,456

The interim consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill in 2024:

2024
Unaudited
Revenues	$1,927
Net loss	$2,077

The Company recognized $2,001 of a deferred tax liability which relates to the purchase price allocation fair value adjustments, other than goodwill. The Company is planning to file a consolidated tax return in the U.S. together with Twill and to utilize the benefit of the Company's loss carryforwards against the future taxable income of Twill and consequently decreased its valuation allowance in an amount equal to the deferred tax liability recognized in the business combination. The Company recognized the decrease in valuation allowance as income tax benefit.

Supplemental unaudited Pro forma Information

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Twill, which closed in February 2024, had taken place had Twill been acquired as of January 1, 2023.

	Three months ended	Three months ended
	March 31,	March 31,
	2024	2023
Total revenue	$7,721	$11,812
Net loss	$15,765	$23,100

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Twill acquisition was completed at the beginning of 2023 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets and expense from assumed stock-based compensation awards. The pro forma results also include income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under GAAP.

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

Since the contract consideration includes variable consideration, as of March 31, 2024, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

In 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the three months ended March 31, 2023, the Company recognized $1,485 in revenues. The second development plan was completed during the second quarter of 2023.

On June 15, 2023, the third development plan (initiated in April 2023), was approved by the parties. The Company concluded that the third development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. For the three months ended March 31, 2024 and 2023 the Company recognized $489 and $0 respectively, in revenues, with additional revenues from the third development plan of $113 expected to be recognized by the end of June 2024.

The Company's measures the progress of the development services performance obligations using an input method, based on labor hours consumed as the Company believes that this method best depicts the transfer of services to the customer.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Agreement with National Health Plan

On October 1, 2021, the Company entered into a Master Service Agreement (the “MSA”) and a statement of work (“SOW”, and such SOW, the “October SOW”) with a national health plan (“Health Plan”). Pursuant to the October SOW, the Company will provide the Health Plan access to the Company’s web and app-based platform for behavioral health. The Company has concluded that the contract contained a single performance obligation – to provide access to the Company’s platform. The consideration in the contract was based entirely on customer usage.

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

For the three months ended March 31, 2023, the Company recognized revenues of $707. The August SOW was completed during the second quarter of 2023.

Revenue Source:

The following tables represent the Company’s total revenues for the three months ended March 31, 2024, and 2023 disaggregated by revenue source:

	Three months ended
	March 31,
	2024	2023

	Unaudited
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$3,470	$1,258
Commercial - Strategic partnerships	489	3,692
Consumers	1,799	2,116

	$5,758	$7,066

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $1,679 over the next 12 months and the remainder thereafter.

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2024:

Balance, beginning of the period	$997
Additions through Acquisition of Twill	742
New performance obligations	763
Reclassification to revenue as a result of satisfying performance obligations	(711)

Balance, end of the period	$1,791

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Costs to fulfill a contract as of March 31, 2024, and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
	Unaudited
Costs to fulfill a contract, current	$252	$238
Costs to fulfill a contract, noncurrent	78	59

Total costs to fulfill a contract	$330	$297

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2023	$297
Additions	121
Cost of revenue recognized	(88)

Ending balance as of March 31, 2024 (unaudited)	330

NOTE 6: -   DEBT

Loan Facility

On May 1, 2023, the Company refinanced its existing $25,000 credit facility with a new $30,000 credit facility in the Loan and Security Agreement, and Supplement thereto (the “LSA” or the “Avenue Loan Facility”) by and between the Company and its subsidiary PsyInnovations Inc., collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000, of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023, or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest and the outstanding balance shall be due and payable. As part of the agreements, the Company issued a warrant (the “Warrant”) to purchase up to 292,442 shares of the Company’s Common Stock, at an exercise price of $3.334 per share (also see note 12e), which shall have a term of five years from the issuance date.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   DEBT (Cont.)

The Avenue Lenders have the right, at any time while the Avenue Loan Facility is outstanding, to convert an amount of up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s Common Stock at a price per share equal to 120% of the then effective exercise price of the Avenue Warrant (also see note 12). According to the agreements, the Company is obligated to maintain at least $5,000 of unrestricted cash in deposit accounts located in the United States.

The Company concluded that Avenue Loan Facility and the Warrant are freestanding financial instruments since these instruments are legally detachable and separately exercisable. The Company has concluded that the Warrant meets all the conditions to be classified as equity pursuant to ASC 480 and ASC 815-40. In addition, the Company elected to account for the Avenue Loan Facility under the fair value option in accordance with ASC 825, “Financial Instruments.” Under the fair value option, changes in fair value are recorded in earnings except for fair value adjustments related to instrument specific credit risk, which are recorded as other comprehensive income or loss. As such, the proceeds were first allocated to the Avenue Loan Facility at fair value in the amount of $28,215 and the remaining amount of $1,389 was allocated to the Warrant.

During the three-month period ended March 31, 2024, the Company recognized $82, of remeasurement income related to the Avenue Loan, which was included as part of financial expenses in the Company's statements comprehensive loss. During the three-month period ended March 31, 2024, the Company did not recognize any instrument specific credit risk fair value adjustment.

NOTE 7: -   WARRANT LIABILITY

Orbimed Warrants

On June 9, 2022 (the closing date of the Orbimed Loan, which was repaid in May 2023), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 226,586 shares of the Company’s Common Stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share. As of March 31, 2024, the exercise price of the warrant was adjusted to a price of $4.00.

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. During the three-month period ended March 31, 2024, and 2023, the Company recognized $26 and $80 respectively, of remeasurement income related to the Orbimed Warrant.

Pre-funded warrants

On February 15, 2024, as part of the acquisition of Twill (See note 4) the Company issued Pre-Funded Warrants to purchase up to 10,000,400 shares of Company Common Stock.

The Company has classified the pre-funded as liability pursuant to ASC 815-40 since the Pre-Funded Warrants do not meet the equity classification conditions. Accordingly, the Company measured the Pre-Funded Warrants at their fair value. The warrants liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss. During the three-month period ended March 31, 2024, the Company recognized $9,156 of remeasurement income related to the Pre-Funded Warrants. The estimated fair value of the Pre-Funded Warrants liabilities is determined using Level 1 inputs based on quoted prices in active markets.

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company’s Orbimed loan facility (as defined herein) was measured at fair value using Level 3 unobservable inputs until the payoff date of May 1, 2023. The Orbimed Warrant liability was measured at fair value using Level 3 unobservable inputs. In addition, the Avenue Loan Facility is also measured at fair value using level 3 inputs.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	March 31, 2024
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	28,462	—	—	28,462
Orbimed warrant liability	215	—	—	215
Pre-funded warrant liability	15,301	15,301	—	—

Total financial liabilities	$43,978	$15,301	$—	$28,677

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	28,545	—	—	28,545
Orbimed warrant liability	$240	—	—	240

Total financial liabilities	$28,785	$—	$—	$28,785

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The fair value of the Avenue Loan Facility, as of March 31, 2024, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the three months ended March 31, 2024 and for the year ended December 31, 2023, the change in the fair value of the loan was recorded in earnings since the Company concluded that those were not related to instrument-specific credit risk was required.

Orbimed warrant Liability

The fair value of the Orbimed warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Orbimed warrant liability is estimated by the Company based on the Monte-Carlo simulation valuation technique, in order to predict the probability of different outcomes that rely on repeated random variables.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 8: -   FAIR VALUE MEASUREMENTS (Cont.)

The following inputs were used to estimate the fair value of the Orbimed warrant liability:

	March 31,	December 31,
	2024	2023
Stock price	$1.53	$1.72
Exercise price	4.00	5.79
Expected term (in years)	5.19	5.44
Volatility	96.5%	96.8%
Dividend rate	—	—
Risk-free interest rate	4.29%	3.88%

The following tables present the summary of the changes in the fair value of our financial instruments:

	Three months ended
	March 31, 2024
	Long-Term Loan	Orbimed Warrant Liability	Pre-funded warrant liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	(83)	(25)	(9,156)

Balance as of March 31, 2024	$28,462	$215	$15,301

NOTE 9: -   COMMITMENTS AND CONTINGENT LIABILITIES

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

In connection with specific research and development activities, Physimax, prior to its acquisition by the Company, received $1,011 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties accrued or paid, totaled $932 as of March 31, 2024.

During the three-month period ended March 31,2024 and 2023 and the year ended December 31, 2023, the company recorded IIA royalties related to the acquisition of Physimax Technology in amount of $0, $0 and $1, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   INTANGIBLE ASSETS

a. Finite-lived other intangible assets:
	March 31,	December 31,	Weighted
	2024	2023	Average
	Unaudited		Remaining Life
Original amounts:
Technology	$22,580	$16,936	4.9
Brand	376	376	0.2
Customer Relationship Healthcare	13,791	—	11.9
Domains	24	—
	36,771	17,312
Accumulated amortization:
Technology	12,748	11,586
Brand	353	322
Customer Relationship Healthcare	22	—
Domains	2	—
	13,125	11,908
Other intangible assets, net	$23,646	$5,404

b. Amortization expenses for the three-month period ended March 31, 2024 and for the year ended December 31, 2023 amounted to $1,216 and $4,512, respectively.

c. Estimated amortization expense:

For the year ended December 31,
2024	$3,881
2025	3,869
2026	2,820
2027	2,994
Thereafter	10,082
	$23,646

NOTE 11: -   GOODWILL

The following tables set forth the changes in the carrying amount of the Company’s goodwill during the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

December 31,
2024

As of December 31, 2022	$41,640
Additions	—
As of December 31, 2023	41,640
Additions	15,787
As of March 31, 2024	$57,427

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -   STOCKHOLDERS’ EQUITY

a.	On January 30, 2024, out of the pre-funded warrants that were issued in July 2020, 400,017 were exercised on a cashless basis into 400,000 shares of Common Stock.
b.	In January and March 2024, the Compensation Committee of the Board of Directors approved the grant of 1,941,500 restricted shares subject to time vesting to directors, officers and employees of the Company and approved the grant of 1,100,400 options to purchase Common Stock, and 320,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $1.68 and $2.14 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the Company’s 2020 Equity incentive Plan (the “2020 Plan”).
c.	On February 15, 2024, the Company executed a consulting agreement with a former officer of Twill. Pursuant to the terms of the consulting agreement, the Company agreed to issue to the former officer of Twill 350,000 fully vested RSUs. During the three-month period ended March 31, 2024, the Company recorded share-based compensation expenses related to this service provider in the amount of $893.
d.	In February 2024, the Company issued 17,307, 4,000 and 1,115 Series C, C-1 and C-2 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series C and C-1 Preferred Stock are convertible into Common Stock at $2.02 per Common Stock. The Series C-2 Preferred Stock is convertible into Common Stock at $2.14 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Offering were approximately $22,422.

In addition, the holders of preferred stock will also be entitled to dividends payable as follows: (i) a number of shares of Common Stock equal to seven and a half five percent (7.5%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, and (ii) a number of shares of Common Stock equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder on the fifth full quarter from the Closing Date.

During the three-month period ended March 31, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C Preferred Stock as a deemed dividend in a total amount of $744.

In addition, during the three-month period ended March 31, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series A-1 and Series B Preferred Stock as a deemed dividend in a total amount of$253 and $1,037 respectively.

e.	Through November-December 2022 and January 2023, 6,355 Series A Preferred Stock automatically converted into 2,133,904 shares of Common Stock after completing 36-month anniversary of each the Series A Preferred Stock. The conversion included accumulative dividends payable available upon conversion of each Series A Preferred Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

f.	Stock plans:

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

On October 14, 2020, the Company’s stockholders approved the 2020 Plan. Under the 2020 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the three-months period ended March 31, 2024, (unaudited) were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,550,829	9.27	7.02	36
Options granted	4,383,859	2.29	—	—
Options exercised	—	—	—	—
Options expired	(96,555)	14.02	—	—
Options forfeited	(422,900)	4.71	—	—

Options outstanding at end of period	6,415,233	4.73	2.77	32

Options vested and expected to vest at end of period	4,888,954	4.85	7.88	32

Exercisable at end of period	2,523,700	7.72	7.04	32

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the nine-month period ended March 31, 2024, (unaudited) were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year (audited)	2,635,926
Restricted shares granted	1,946,500
Restricted shares forfeited	(100,630)

Restricted shares outstanding at end of period	4,481,796

As of March 31, 2024, the total amount of unrecognized stock-based compensation expense was approximately $11,763 which will be recognized over a weighted average period of 0.79 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	March 31,
	2024	2023

	Unaudited
Volatility	94.75-97.28%	92.05-92.62%
Risk-free interest rate	3.85-4.23%	3.54-4.13%
Dividend yield	0%	0%
Expected life (years)	5.00-5.88	5.81-5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the three-month period ended March 31, 2024, and 2023 was comprised as follows:

	Three months ended
	March 31,
	2024	2023

	Unaudited
Cost of revenues	$7	$27
Research and development	1,115	1,185
Sales and marketing	1,756	1,847
General and administrative	3,980	1,797

Total stock-based compensation expenses	$6,858	$4,856

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 13: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Three months ended
	March 31,
	2024	2023

	Unaudited
Bank charges	$16	$49
Foreign currency adjustments expenses, net	(35)	(62)
Interest income	(390)	(335)
Revaluation of short-term investments	—	(16)
Remeasurement of long-term loan	904	861
Remeasurement of warrant liability	(9,181)	(80)

Total Financial expenses, net	$(8,686)	$417

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK

The Company computes net loss per share of common and preferred stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the Common Stock, which includes prefunded warrants.

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 26,683,383 and 5,655,446 for the three months ended March 31, 2024, and 2023, respectively.

The following table sets forth the computation of the Company’s basic net loss per common and preferred stock:

	Three months ended
	March 31,
	2024
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$6,917,337	$289,734	$422,406	$541,361	$10,117	$73,700	$738,873	$170,769	$44,915

Denominator:
Number of shares used in per share computation	34,442,578	3,557	6,200	7,946	150	1,106	7,417	1,714	478

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends	—	71.03	67.28	67.28	66.54	68.22	77.69	77.69	73.33
Undistributed loss - allocated	(0.20)	(81.45)	(68.13)	(68.13)	(67.45)	(66.64)	(99.62)	(99.62)	(93.99)
Basic earnings (loss) per share	$(0.20)	$(10.42)	$(0.85)	$(0.85)	$(0.91)	$1.58	$(21.93)	$(21.93)	$(20.66)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

Three months ended
March 31,
2023
Unaudited
Common Stock
Basic loss per share
Numerator:
Allocation of undistributed loss	$12,428,525

Denominator:
Number of shares used in per share computation	27,570,013

Basic loss per share amounts:
Distributed earnings - deemed dividends	—
Undistributed loss - allocated	(0.45)
Basic loss per share	$(0.45)

For the three months ended March 31, 2023, the basic and diluted net loss per share of Preferred A-1 was $111.35.

NOTE 15: - SUBSEQUENT EVENTS

a.	In April 2024, the Compensation Committee of the Board of Directors approved the grant of 260,500 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 564,900 shares of Common Stock, to employees and consultants of the Company, at exercise prices between $1.38 and $1.48 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan.

b.	In April 2024, the Compensation Committee approved the grant of warrants to purchase up to 1,471,250 shares of Common Stock, with exercise prices between $1.43 to $2.00 per share to certain consultants. The warrants are exercisable into Common Stock on or before December 31, 2026. In addition, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 700,000 shares of Common Stock issued to certain consultants in the past at exercise prices between $5.20 to $6.45 per share, to an exercise price of $1.60 per share.

c.	In April 2024, a total of 700 of certain Series B-3 Convertible Preferred Stock were converted into 237,323 shares of Common Stock, including the issuance of dividend shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Aetna

In the first quarter of 2024, we launched the Aetna behavioral platform with approximately a dozen customers, whereby we began to generate revenue from that collaboration, and we expect Aetna to continue to add employers to the platform.  A separate self-help program contracted with Aetna last year launched on the platform at the end of the first quarter and is also expected to grow throughout 2024.

Employer Contracts

In April 2024, we announced four new contracts to provide integrated chronic condition management solutions for two employers beginning in the second quarter of 2024.

Presentation of New Studies

In March 2024, we announced two new clinical studies presented at the International Conference on Advanced Technologies and Treatments for Diabetes (ATTD) 2024, demonstrating a 6.38% reduction in weight for members with a baseline BMI of 30 and above and an overall reduction in blood glucose levels, with average blood glucose levels remaining below 140 mg/dL for one year.

In April 2024, we announced two new studies published in the leading peer-reviewed journal for digital health and medicine, Journal of Internet Medicine (JMIR), including a Randomized Controlled Trial (RCT) demonstrating the impact of a digital stress reduction program for teens.

In April 2024, we announced new research published in the leading peer-reviewed journal for digital health and medicine, Journal of Internet Medicine (JMIR) demonstrating a clinically significant reduction in blood glucose levels for members using Dario to manage weight alongside diabetes.

Acquisition of Twill

In February 2024, we announced the acquisition of Twill, a leader in digital-led care. The combination enables Dario to create one of the most comprehensive digital offerings in the market for chronic conditions, spanning a wide spectrum of health and well-being needs from emotional health to the costliest chronic conditions.

Results of Operations

Comparison of the three months ended March 31, 2024, and March 31, 2023 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2024, amounted to $5,758, compared to revenues of $7,066 during the three months ended March 31, 2023, representing a decrease of 18.5%. The decrease in revenues for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, resulted mainly from a decrease in revenues from the Company’s partnerships channel.  The revenues also include the consolidation of Twill Inc.’s (“Twill”) revenues, as a result of its acquisition during the quarter. The proforma revenues for the three months ended March 31, 2024, if the closing of the acquisition of Twill would have taken place on the first day of the quarter would have amounted to $7,721.

Cost of Revenues

During the three months ended March 31, 2024, we recorded costs related to revenues in the amount of $3,326, compared to costs related to revenues of $3,898 during the three months ended March 31, 2023, representing a decrease of 14.7%. The decrease in cost of revenues in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was mainly due to a reduction in payroll costs included in the cost of revenues during the period.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2024, amounted to $2,432 (42.2% of revenues) compared to $3,168 (44.8% of revenues) during the three months ended March 31, 2023. The decrease in gross profit as a percentage of revenues for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, resulted mainly from lower revenues from the partnership channel.

Research and Development Expenses

Our research and development expenses increased by $1,477, or 28.6%, to $6,642 for the three months ended March 31, 2024, compared to $5,165 for the three months ended March 31, 2023. This increase was mainly a result of higher payroll and stock-based compensation expenses due to the consolidation of Twill during the three months ended March 31, 2024. Our research and development expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2024, were $5,466 compared to $3,961 for the three months ended March 31, 2023, an increase of $1,505. This increase was mainly due to the consolidation of Twill during the three months ended March 31, 2024.

Research and development expenses consist mainly of employees’ salaries and related overhead costs involved in research and development activities, expenses related to: (i) our solutions including our Dario Smart Diabetes Management Solution, Dario Move solution and our digital behavioral health solution, (ii) labor, stock-based compensation contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, (iv) clinical trials performed in the United States to satisfy the FDA approval requirements and (v) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $570, or 9%, to $6,910 for the three months ended March 31, 2024, compared to $6,340 for the three months ended March 31, 2023. The increase was mainly due to the consolidation of Twill during the three months ended March 31, 2024. Our sales and marketing expenses, excluding stock-based compensation, depreciation, and amortization of acquired brand and customer relationship, for the three months ended March 31, 2024, were $5,078 compared to $4,448 for the three months ended March 31, 2023, an increase of $630. This increase was mainly due to the consolidation of Twill during the three months ended March 31, 2024.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, online marketing campaigns of our service offering, trade show expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $2,664, or 65.4%, to $6,735 for the three months ended March 31, 2024, compared to $4,071 for the three months ended March 31, 2023. This increase was mainly due to an increase in stock-based compensation expenses related to the consolidation of Twill during the three months ended March 31, 2024. Our general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition costs for the three months ended March 31, 2024, were $2,150 compared to $2,239 for the three months ended March 31, 2023, a decrease of $89.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, directors’ fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial income, net for the three months ended March 31, 2024, was $8,686, representing an increase of $9,103, compared to financial expenses of $417 for the three months ended March 31, 2023. The increase in our financial income was due to income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under U.S. GAAP (as hereinafter defined).

Financial expenses, net primarily consists of credit facility interest expense, interest income from cash balances, revaluation of warrants, revaluation of short-term investments, bank charges, lease liability and foreign currency translation differences.

Income tax

Income from tax was $1,994 for the three months ended March 31, 2024, as compared to $0 for the three months ended March 31, 2023. The increase in our income from tax was due to a change in the valuation allowance for a deferred tax liability that resulted from the acquisition of Twill.

Net loss

Net loss decreased by $5,650, or 44%, to $7,175 for the three months ended March 31, 2024, compared to a net loss of $12,825 for the three months ended March 31, 2023. The decrease in net loss for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was mainly due to the increase in our financial income for the three months ended March 31, 2024.

The factors described above resulted in net loss attributable to common stockholders for the three months ended March 31, 2024, amounted to $9,209, compared to net loss attributable to common stockholders of $12,825 for the three months ended March 31, 2023.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “net loss before interest, taxes, depreciation, and amortization” or “EBITDA”, and “Non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “EBITDA” and “Non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change
Net Loss Reconciliation
Net loss - as reported	$(7,175)	$(12,825)	$5,650

Adjustments
Depreciation expense	110	97	13
Amortization of acquired technology, brand and customer relationship	1,216	1,113	103
Other financial expenses, net	(8,686)	417	(9,103)
Income tax	(1,994)	—	(1,994)

EBITDA	(16,529)	(11,198)	(5,331)

Acquisition costs	593	—	593
Stock-based compensation expenses	6,858	4,856	2,002

Non-GAAP adjusted loss	$(9,078)	$(6,342)	$(2,736)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of March 31, 2024, we had approximately $34,367 in cash and cash equivalents compared to $36,797 on December 31, 2023.

We have experienced cumulative losses of $358,570 since inception (August 11, 2011) through March 31, 2024, and have a stockholders’ equity of $78,033 as of March 31, 2024. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. However, we believe that our sources of liquidity and capital resources will be sufficient to meet our business needs for at least the next twelve months.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $264,601 and a credit facility of $25,564 as of March 31, 2024.

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

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. In April 2024, the funds available under the Sales Agreement was reduced to $21,000. As of March 31, 2024, we have sold an aggregate of $2.03 million of our common stock pursuant to the Sales Agreement at an average price per share of $4.22. During the three month period ended March 31, 2024, no sales were conducted pursuant to the Sales Agreement.

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

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed (2) our efforts to obtain regulatory clearances or approvals necessary to be able to commercially launch Dario, Dario Engage and Dario Intelligence, (3) expenses which will be required in order to expand manufacturing of our hardware, (4) sales and marketing efforts and (5) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially distribute our hardware and services in the jurisdictions and in the timeframes we expect.

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2024	2023
	$	$
Cash used in operating activities:	(13,110)	(4,757)
Cash used in investing activities:	(8,852)	(4,362)
Cash provided by financing activities:	20,206	(1,389)
	(1,756)	(10,508)

Net cash used in operating activities

Net cash used in operating activities was $13,110 for the three months ended March 31, 2024, an increase of 175.6% compared to $4,757 used in operations for the same period in 2023. Cash used in operations increased mainly due to the increase in our trade receivables, other accounts receivable and prepaid expenses and a decrease in other account payables and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $8,852 for the three months ended March 31, 2024, compared to $4,362 net cash used in investing activities during the same period in 2023. The increase is mainly related to net fair value of assets acquired and liabilities assumed upon the acquisition of Twill during the three months ended March 31, 2024, compared to the same period in 2023.

Net cash provided from financing activities

Net cash derived from financing activities was $20,206 for the three months ended March 31, 2024, compared to $1,389 net cash used by financing activities during the same period in 2023. The increase is mainly due to proceeds from the issuance of preferred shares in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.

Currently, our revenues are concentrated with two major customers, Sanofi, and a national health plan, and our revenues may decrease significantly if we were to lose our major customers.

Due to our limited operating history, we have a limited customer base and have depended on a major customer, Sanofi, for a significant portion of our revenue. On February 8, 2022, we entered into an exclusive preferred partner, co-promotion, development collaboration and license agreement for a term of five (5) years (the “Exclusive Agreement”) with Sanofi. Pursuant to the Exclusive Agreement, we will provide a license to access and use certain Company data. As of March 31, 2024, our major customer accounted for 32.8% of our accounts receivable balance and,  8.5% of our revenue. If Sanofi were to terminate the Exclusive Agreement, or if we fail to adequately perform under the Exclusive Agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2024 through May 10, 2024, ranged from a high of $2.55 per share (on February 15, 2024) to a low of $1.14 per share (on April 15, 2024). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, if the stock price of our common stock continues to trade at its current level, it may imply as a negative indicator of the valuation of our intangible assets and our goodwill, which could result in an impairment for these assets.

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amended and Restated Bylaws as amended on April 16, 2024 (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on April 19, 2024).
3.2	Amended and Restated Bylaws as amended on April 16, 2024 (marked) (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on April 19, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2024		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)