Form 10-Q
period 2024-06-30
DarioHealth Corp.
filed 2024-08-08
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37704

DarioHealth Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2973162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322 W. 57th St. #33B
New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 5, 2024, the registrant had 30,028,280 shares of common stock outstanding.

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

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners, including Sanofi U.S. Services Inc. (“Sanofi”);
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	that our financial position raises substantial doubt about our ability to continue as a going concern;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2024

UNAUDITED

INDEX

Page
Interim Consolidated Balance Sheets	F-2 – F-3

Interim Consolidated Statements of Comprehensive Loss	F-4

Interim Statements of Stockholders’ Equity	F-5 – F-6

Interim Consolidated Statements of Cash Flows	F-7

Notes to Interim Consolidated Financial Statements	F-8 – F-35

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2024	2023
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,938	$36,797
Short-term restricted bank deposits	859	292
Trade receivables, net	6,731	3,155
Inventories	5,133	5,062
Other accounts receivable and prepaid expenses	3,679	2,024

Total current assets	39,340	47,330

NON-CURRENT ASSETS:
Deposits	6	6
Operating lease right of use assets	1,547	967
Long-term assets	134	143
Property and equipment, net	1,334	899
Intangible assets, net	22,346	5,404
Goodwill	57,427	41,640

Total non-current assets	82,794	49,059

Total assets	$122,134	$96,389

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	June 30,	December 31,
	2024	2023
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,351	$1,131
Deferred revenues	1,515	997
Operating lease liabilities	884	111
Other accounts payable and accrued expenses	6,475	6,300
Current maturity of long-term loan	5,191	3,954

Total current liabilities	17,416	12,493

NON-CURRENT LIABILITIES
Operating lease liabilities	1,118	885
Long-term loan	23,440	24,591
Warrant liability	12,054	240
Other long-term liabilities	51	36

Total non-current liabilities	36,663	25,752

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 30,024,275 and 27,191,849 shares on June 30, 2024 and December 31, 2023, respectively	3	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 40,331 and 18,959 shares on June 30, 2024 and December 31, 2023, respectively	*) -	*) -
Additional paid-in capital	431,526	407,502
Accumulated deficit	(363,474)	(349,361)

Total stockholders’ equity	68,055	58,144

Total liabilities and stockholders’ equity	$122,134	$96,389

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Revenues:
Services	$4,660	$4,149	$8,820	$9,406
Consumer hardware	1,595	2,003	3,193	3,812
Total revenues	6,255	6,152	12,013	13,218

Cost of revenues:
Services	960	1,625	1,925	3,102
Consumer hardware	1,306	1,359	2,504	2,699
Amortization of acquired intangible assets	1,233	1,094	2,396	2,175
Total cost of revenues	3,499	4,078	6,825	7,976

Gross profit	2,756	2,074	5,188	5,242

Operating expenses:
Research and development	$6,810	$5,222	$13,452	$10,387
Sales and marketing	7,132	6,460	14,042	12,800
General and administrative	5,005	4,412	11,740	8,483

Total operating expenses	18,947	16,094	39,234	31,670

Operating loss	16,191	14,020	34,046	26,428

Total financial expenses (income), net	(2,581)	2,565	(11,267)	2,982

Loss before taxes	13,610	16,585	22,779	29,410

Income Tax	—	—	1,994	—

Net loss	$13,610	$16,585	$20,785	$29,410

Other comprehensive loss:
Deemed dividend (contribution)	$(8,706)	$1,691	$(6,672)	$1,691

Net loss attributable to common shareholders	$4,904	$18,276	$14,113	$31,101

Net loss per share:

Basic and diluted loss per share of common stock	$0.08	$0.58	$0.27	$1.03
Weighted average number of common stock used in computing basic and diluted net loss per share	39,830,793	28,186,345	37,778,087	27,879,881

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2024 (unaudited)	29,439,740	$3	41,381	$	*)-	$436,600	$(358,570)	$78,033

Exercise of options	4,688	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(11,786)	11,786	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	3,080	(3,080)	—
Issuance of warrants to service providers	—	—	—		—	2,001	—	2,001
Conversion of preferred stock to common stock	376,810	*)-	(1,050)		*)-	—	—	—
Stock-based compensation	203,037	*)-	—		—	1,561	—	1,561
Modification of warrants	—	*)-	—		—	70	—	70
Net loss	—	—	—		—	—	(13,610)	(13,610)

Balance as of June 30, 2024 (unaudited)	30,024,275	$3	40,331	$	*)-	$431,526	$(363,474)	$68,055

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2023 (audited)	27,191,849	$3	18,959	$	*)-	$407,502	$(349,361)	$58,144

Exercise of options	6,709	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(11,786)	11,786	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	5,114	(5,114)	—
Issuance of warrants to service providers	—	—	—		—	2,028	—	2,028
Stock-based compensation	2,048,907	*)-	—		—	8,392	—	8,392
Conversion of preferred stock to common stock	776,810	*)-	(1,050)		*)-	—	—	—
Issuance of preferred stock, net of issuance cost	—	—	22,422		*)-	20,206		20,206
Modification of warrants	—	*)-	—		—	70	—	70
Net Profit	—	—	—		—	—	(20,785)	(20,785)

Balance as of June 30, 2024 (unaudited)	30,024,275	$3	40,331	$	*)-	$431,526	$(363,474)	$68,055

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Cont.)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2023 (unaudited)	25,875,295	$3	3,557	$	*)-	$370,702	$(298,675)	$72,030

Exercise of options	4,800	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	-	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	707	(707)	—
Issuance of warrants to service providers	—	—	—		—	595	—	595
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Stock-based compensation	472,199	*)-	—		—	4,697	—	4,697
Issuance of common stock and preferred stock, net of issuance cost	355,743	*)-	15,402		*)-	16,278	—	16,278
Release of common stock related to earnout consideration	76,637	*)-	—		-	—	—	—
Net loss	—	—	—		—	—	(16,585)	(16,585)

Balance as of June 30, 2023 (unaudited)	26,784,674	$3	18,959	$	*)-	$395,352	$(316,951)	$78,404

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2022 (audited)	25,724,470	$3	3,567	$	*)-	$365,846	$(285,850)	$79,999

Exercise of options	4,800	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	707	(707)	—
Issuance of warrants to service providers	—	—	—		—	1,225	—	1,225
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Stock-based compensation	619,442	*)-	—		—	8,923	—	8,923
Conversion of preferred stock to common stock	3,582	*)-	(10)		—	—	—	—
Issuance of common stock and preferred stock, net of issuance cost	355,743	*)-	15,402		*)-	16,278	—	16,278
Repurchase and retirement of common stock	76,637	*)-	—		—	—	—	*)-
Net loss	—	—	—		—	—	(29,410)	(29,410)

Balance as of June 30, 2023 (unaudited)	26,784,674	$3	18,959	$	*)-	$395,352	$(316,951)	$78,404

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended
	June 30,
	2024	2023

	Unaudited
Cash flows from operating activities:
Net loss	$(20,785)	$(29,410)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,420	10,148
Depreciation and impairment	648	191
Change in operating lease right of use assets	425	135
Amortization of acquired intangible assets	2,516	2,238
Decrease (increase) in trade receivables, net	(247)	1,595
Increase in other accounts receivable, prepaid expense and long-term assets	(1,171)	(476)
Decrease (increase) in inventories	(71)	2,042
Decrease in trade payables	(190)	(871)
Decrease in other accounts payable and accrued expenses	(3,034)	(865)
Decrease in deferred revenues	(224)	(531)
Change in operating lease liabilities	(417)	(90)
Change in fair value of warrant liability	(12,643)	—
Non-Cash financial expenses	204	1,501
Other	96	—

Net cash used in operating activities	(24,473)	(14,393)

Cash flows from investing activities:
Purchase of property and equipment	(85)	(220)
Purchase of short-term investments	—	(4,996)
Proceeds from redemption of short-term investments	—	5,033
Payments for business acquisitions, net of cash acquired	(8,796)	—

Net cash used in investing activities	(8,881)	(183)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	1,410
Proceeds from issuance of preferred stock, net of issuance costs	20,206	14,868
Proceeds from borrowings on credit agreement	—	29,604
Repayment of long-term loan	—	(27,833)

Net cash provided by financing activities	20,206	18,049

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(13,148)	3,473
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	(48)	—
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	36,797	49,470
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$23,601	$52,943
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$1,972	$2,044
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$428	$14

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On February 15, 2024 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twill, Inc. (“Twill”), (see note 4). Pursuant to the provisions of the Merger Agreement, on the Closing Date, TWILL Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates AI with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions—including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $363,474. For the six months ended June 30, 2024, the Company used approximately $24,473 of cash in operations. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of issuance of these interim condensed consolidated financial statements. The accompanying condensed interim consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2024, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2024, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the six months ended June 30, 2024. Results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	June 30,	June 30,
	2024	2023
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$22,938	$52,602
Short-term restricted bank deposits	663	341

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$23,601	$52,943

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Consumers revenue

The Company considers customer and distributor purchase orders to be contracts with customers. For each contract, the Company considers the promise to transfer tangible hardware and/or services, each of which are distinct, and accounted for as separate performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. Revenue from tangible hardware is recognized when control of the hardware is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period.

Commercial revenue – B2B2C

The Company provides a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services recognized over time that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Revenues related to the Company's newly acquired Twill platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Six months ended June 30, 2024
Allowance for credit losses	$163	$120	$(69)	$214

Year ended December 31, 2023
Allowance for credit losses	$23	$140	$—	$163

The Company has no off-balance-sheet concentration of credit risk.

As of June 30, 2024, the Company's major customer accounted for 29.7% of the Company's accounts receivable balance. For the three and six-month ended June 30, 2024, the Company's major customer accounted for 30.4% and 23.7% and respectively, of the Company's revenue in the period.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

g.   Impairment of long-lived assets

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

During the second quarter of 2024, the Company entered into a sublease for a portion of its right of use assets for a lower price than the price the Company is obligated to pay to the lessor, which prompted the Company to assess whether an impairment loss should be recorded for its right of use asset. As a result of this assessment, the Company has concluded that the right of use asset is not recoverable and that an impairment loss should be recognized. The Company used the income approach to measure the impairment loss and recorded an impairment loss of $418.

NOTE 3: -   INVENTORIES

	June 30,	December 31,
	2024	2023
	Unaudited
Raw materials	$823	$1,015
Finished products	4,310	4,047

	$5,133	$5,062

During the six-month period ended June 30, 2024, and the year ended December 31, 2023, total inventory write-down expenses amounted to $101 and $121, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS

Acquisition of Twill

On February 15, 2024 (the “Closing Date”), the Company completed the merger and the associated acquisition of all issued and outstanding shares of Twill for an aggregate consideration of (A) $10.0 million in cash, and (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 10,000,400 shares (the “Warrant Shares”) of Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, the Company issued stock options to purchase up to 2,963,459 shares of Common Stock and a combination of warrants and restricted stock units (“RSUs”) to acquire up to 1,766,508 shares of Common Stock to certain employees and officers of Twill. The Company accounted for the stock options, warrants and RSUs separately from the acquisition. The Company incurred acquisition-related costs in a total amount of $841, which were included in general and administrative expenses in the Interim Consolidated Statements of Comprehensive loss.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

Preliminary purchase price allocation:

Pursuant to ASC 805, the total purchase price was allocated to Twill’s net tangible and intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. A portion of the acquisition price was recorded as goodwill due to the synergies with Twill and is not expected to be deductible for tax purposes.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

Cash and cash equivalents	$531
Short-term restricted bank deposits	673
Trade receivables	3,329
Other accounts receivable and prepaid expenses	475
Property and equipment, net	580
Operating lease right of use assets	995
Acquisition-related intangibles	19,435
Other assets	22
Total assets acquired	26,040
Trade payables	2,410
Other accounts payable and accrued expenses	1,223
Deferred revenues	742
Operating lease liabilities	995
Deferred tax liability	2,001
Liabilities assumed	7,371
Fair value of net assets acquired	18,669
Goodwill	15,787
Total purchase consideration	$34,456

Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair value	Amortization
	Unaudited	period (Years)
Technology (1)	$5,644	8
Customer relationship healthcare (2)	13,791	12
Total identified intangible assets acquired	$19,435

(1)	The technology has been calculated through the Income Approach, in particular the Relief from Royalty method.
(2)	The fair value of Twill’s customer relationships has been calculated using the Multi-Period excess earnings method (“MPEEM method”).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 4 – ACQUISITIONS (Cont.)

Amount
Unaudited
Number of shares of common stock issuable upon the exercise of the consideration warrants.	10,000,400
Value of each warrant issues	$2.446
Total consideration warrant shares	24,456

Cash consideration	10,000
Total purchase price	$34,456

The interim consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill in 2024:

	Three	Six
	months ended	months ended
	June 30, 2024	June 30, 2024
	Unaudited	Unaudited
Revenues	$3,611	$5,538
Net loss	$2,839	$2,915

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Total revenue	$6,255	$10,649	$13,976	$22,461
Net loss	$19,072	$26,484	$26,659	$48,864

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Twill acquisition was completed at the beginning of 2023 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related to purchase accounting, primarily amortization of acquisition-related intangible assets and stock-based compensation expenses. The pro forma results also include income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under GAAP.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

Since the contract consideration includes variable consideration, as of June 30, 2024, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

In 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the six months ended June 30, 2023, the Company recognized $2,494 in revenues. The second development plan was completed during the second quarter of 2023.

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

In the second quarter of fiscal 2024, the Company provided a price concession to the preferred partner in the amount of $1,088 to resolve an outstanding dispute. As a result, the Company has recorded the price concession amount as a reduction in revenue for the three and six month periods ended June 30, 2024.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

For the six months ended June 30, 2023, the Company recognized revenues of $962. The August SOW was completed during the second quarter of 2023.

Revenue Source:

The following tables represent the Company’s total revenues for the three and six months ended June 30, 2024, and 2023 disaggregated by revenue source:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$5,543	$1,335	$9,013	$2,593
Commercial - Strategic partnerships	(1,088)	2,580	(599)	6,272
Consumers	1,800	2,237	3,599	4,353

	$6,255	$6,152	$12,013	$13,218

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $1,426 over the next 12 months and the remainder thereafter.

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2024:

Balance, beginning of the period	$997
Additions through Acquisition of Twill	742
New performance obligations	1,659
Reclassification to revenue as a result of satisfying performance obligations	(1,883)

Balance, end of the period	$1,515

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Costs to fulfill a contract as of June 30, 2024, and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
	Unaudited
Costs to fulfill a contract, current	$258	$238
Costs to fulfill a contract, noncurrent	79	59

Total costs to fulfill a contract	$337	$297

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2023	$297
Additions	126
Cost of revenue recognized	(86)

Ending balance as of June 30, 2024 (unaudited)	337

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

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest and the outstanding balance shall be due and payable. As part of the agreements, the Company issued a warrant (the “Warrant”) to purchase up to 584,882 shares of the Company’s Common Stock, at an exercise price of $3.334 per share, which shall have a term of five years from the issuance date.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   DEBT (Cont.)

On February 15, 2024, the Company and the Borrowers entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to the Company’s existing loan facility with the lenders. In addition, the Avenue Amendment permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of its loan to the Company at a fixed conversion price of $4.001 per share.

On June 25, 2024, the Company stockholders approved the Avenue Amendment and repriced the Warrants to purchase up to 584,882 shares of Common Stock issued to the lenders on May 1, 2023 at an exercise price $3.334 per share, to permit an amendment to the exercise price of such Warrants to $2.02 which is the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s Common Stock at a conversion price of $4.001

According to the agreements, the Company is obligated to maintain at least $5,000 of unrestricted cash in deposit accounts located in the United States.

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

The Company remeasurement expenses related to the Avenue Loan for the three and six months ended June 30, 2024 were $169 and $86 compared to $507 for the three and six months ended June 30, 2023, which was included as part of financial expenses in the Company's statements comprehensive loss. During the three and six-month periods ended June 30, 2024, and June 30, 2023, the Company did not recognize any instrument specific credit risk fair value adjustment.

In connection with the debt modification, the Company also modified the Avenue Warrant by reducing the exercise price of the warrants from $3.334 to $2.02. The Company recognized the incremental fair value resulting from the modification through earnings.

NOTE 7: -   WARRANT LIABILITY

Orbimed Warrants

On June 9, 2022 (the closing date of the Orbimed Loan, which was repaid in May 2023), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 226,586 shares of the Company’s Common Stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share. Following the series C preferred shares issuance in February 2024, as a result of the price protection provisions, the exercise price of the warrant was adjusted to a price of $4.00.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 7: -   WARRANT LIABILITY (Cont.)

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three and six months ended June 30, 2024 were $61 and $86, respectively, compared to $166 and $246 for the three and six months ended June 30, 2023 , respectively.

Pre-funded warrants

On February 15, 2024, as part of the acquisition of Twill (See note 4) the Company issued Pre-Funded Warrants to purchase up to 10,000,400 shares of Company Common Stock.

The Company has classified the pre-funded as liability pursuant to ASC 815-40 since the Pre-Funded Warrants do not meet all the equity classification conditions. Accordingly, the Company measured the Pre-Funded Warrants at their fair value. The warrants liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss. During the three and six-month period ended June 30, 2024, the Company recognized $3,401 and $12,557 respectively, of remeasurement income related to the Pre-Funded Warrants. The estimated fair value of the Pre-Funded Warrants liabilities is determined using Level 1 inputs based on quoted prices in active markets.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 8: - FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	June 30, 2024
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Assets:
U.S. Treasury notes	$10,078	$10,078	$—	$—

Total financial assets	$10,078	$10,078	$—	$—

Financial liabilities:
Long term loan	28,631	—	—	28,631
Orbimed warrant liability	154	—	—	154
Pre-funded warrant liability	11,900	11,900	—	—

Total financial liabilities	$40,685	$11,900	$—	$28,785

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	28,545	—	—	28,545
Orbimed warrant liability	$240	—	—	240

Total financial liabilities	$28,785	$—	$—	$28,785

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The fair value of the Avenue Loan Facility, as of June 30, 2024, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the six months ended June 30, 2024 and for the year ended December 31, 2023, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

The following inputs were used to estimate the fair value of the Orbimed warrant liability:

	June 30,	December 31,
	2024	2023
Stock price	$1.19	$1.72
Exercise price	4.00	5.79
Expected term (in years)	4.94	5.44
Volatility	97.9%	96.8%
Dividend rate	—	—
Risk-free interest rate	4.44%	3.88%

The following tables present the summary of the changes in the fair value of our financial instruments:

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded warrant liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	(83)	(25)	(9,156)

Balance as of March 31, 2024	$28,462	$215	$15,301

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded warrant liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	86	(86)	(12,557)

Balance as of June 30, 2024	$28,631	$154	$11,900

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties accrued or paid, totaled $932 as of June 30, 2024.

During the six-month period ended June 30, 2024 and 2023, the Company did not record IIA royalties related to the acquisition of Physimax Technology.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   INTANGIBLE ASSETS

a. Finite-lived other intangible assets:
	June 30,	December 31,	Weighted
	2024	2023	Average
	Unaudited		Remaining Life
Original amounts:
Technology	$22,580	$16,936	4.6
Brand	376	376	0.0
Customer Relationship Healthcare	13,791	—	11.5
Domains	24	—
	36,771	17,312
Accumulated amortization:
Technology	13,982	11,586
Brand	376	322
Customer Relationship Healthcare	65	—
Domains	2	—
	14,425	11,908
Other intangible assets, net	$22,346	$5,404

b. Amortization expenses for the six-month period ended June 30, 2024 and for the year ended December 31, 2023 amounted to $2,516 and $4,512, respectively.

c. Estimated amortization expense:

For the year ended December 31,
2024	$2,581
2025	3,869
2026	2,820
2027	2,994
Thereafter	10,082
	$22,346

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -   GOODWILL

The following tables set forth the changes in the carrying amount of the Company’s goodwill during the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

June 30,
2024

As of December 31, 2022	$41,640
Additions	—
As of December 31, 2023	41,640
Additions	15,787
As of June 30, 2024	$57,427

NOTE 12: -   STOCKHOLDERS’ EQUITY

a.	On January 30, 2024, out of the pre-funded warrants that were issued in July 2020, 400,017 were exercised on a cashless basis into 400,000 shares of Common Stock.
b.	For the six months ended June 30, 2024, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the grant of 1,946,500 restricted shares subject to time vesting to directors, officers and employees of the Company and approved the grant of 1,100,400 options to purchase Common Stock, and 320,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $1.68 and $2.14 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the Company’s 2020 Equity incentive Plan (the “2020 Plan”).
c.	On February 15, 2024, the Company executed a consulting agreement with a former officer of Twill. Pursuant to the terms of the consulting agreement, the Company agreed to issue to the former officer of Twill 350,000 fully vested RSUs.

On June 25, 2024, the stockholders of the Company approved the issuance of certain restricted shares and warrants of the Company, under certain consulting agreements with former officers and directors of Twill. Pursuant to the terms of the consulting agreements, the Company agreed to issue to those former officers of Twill warrants to purchase up to 1,032,946 shares of the Company’s Common Stock, of which 717,946 are subject to time vesting and 315,000 are subject to certain performance-based metrics, with an exercise price of $2.55 and 383,562 fully vested RSUs.

During the three and six-month periods ended June 30, 2024, the Company recorded share-based compensation expenses related to these service providers in the amount of $1,119 and $2,989, respectively. For the three and six-month periods ended June 30, 2024 no expenses were recorded related to the performance based warrants.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

In May 2024, a total of 100 of certain Series C Convertible Preferred Stock were converted into 49,505 shares of Common Stock.

During the three and six-month period ended June 30, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C Preferred Stock as a deemed dividend in a total amount of $1,785 and $2,529, respectively.

e.	Through November 2022, December 2022 and January 2023, 6,355 Series A Preferred Stock automatically converted into 2,133,904 shares of Common Stock after the completion of the 36-month anniversary of each the Series A Preferred Stock. The conversion included accumulative dividends payable available upon conversion of each Series A Preferred Stock.
f.	In April and June 2024, a total of 700 and 250 of certain Series B Convertible Preferred Stock were converted into 237,323 and 89,982 shares of Common Stock, respectively, including the issuance of dividend shares. In addition, during the three and six-month period ended June 30, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series A-1 Preferred Stock as a deemed dividend in a total amount of $266 and $519, respectively.
g.	In April 2024, the Compensation Committee approved the grant of 260,500 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 564,900 shares of Common Stock, to employees and consultants of the Company, at exercise prices between $1.38 and $1.48 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan.
h.	In April 2024, the Compensation Committee approved the grant of warrants to purchase up to 1,471,250 shares of Common Stock, with exercise prices between $1.43 to $2.00 per share to certain consultants. The warrants are exercisable into Common Stock on or before December 31, 2026. In addition, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 700,000 shares of Common Stock issued to certain consultants in the past at exercise prices between $5.20 to $6.45 per share, to an exercise price of $1.60 per share. During the six months ended June 30, 2024, the Company recorded stock based compensation expenses related to the repriced warrants at the amount of $332.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

i.	On June 25, 2024, following the approval of the necessary preferred holders, the Company modified the terms of the Series B and B-1 preferred stock to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of the preferred stock will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

The Company concluded that the Series B and B-1 preferred shares modification should be accounted for as an extinguishment transaction. As such, the Company recorded the modified preferred shares at their fair value and derecognized the carrying amount of the previous unmodified shares, resulting in a deemed contribution of $11,786.

During the three and six months ended June 30, 2024, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series B, B-1, B-2, and B-3 Convertible Preferred Stock as a deemed dividend in a total amount of $1,029 and $2,066, respectively.

j.	As of June 30, 2024, there were 3,557 shares of Series A-1 Preferred stock issued and outstanding. The outstanding Series A-1 Preferred stock is convertible into approximately 1,528,198 shares of Common Stock, including the issuance of dividend shares.

As of June 30, 2024, there were 14,452 shares of Series B, B-1, B-2 and B-3 Preferred stock issued and outstanding. The outstanding Series B, B-1, B-2 and B-3 Preferred stock is convertible into approximately 5,214,744 shares of Common Stock, including the issuance of dividend shares.

As of June 30, 2024, there were 22,322 shares of Series C, C-1 and C-2 Preferred stock issued and outstanding. The outstanding Series C, C-1 and C-2 Preferred stock is convertible into approximately 11,868,530 shares of Common Stock, including the issuance of dividend shares.

k.	In May 2024, the Compensation Committee approved the grant of a non-qualified stock option to purchase up to 2,250,000 shares of common stock. Out of which 500,000 shares will vest over three years, with one third of such shares vesting on June 1, 2025, and the remaining shares vesting in equal quarterly amounts during the following two years. 1,750,000 of the options are performance-based and will commence vesting upon reaching certain performance goals during the fiscal years between 2024 and 2027. Each performance option will vest over a three-year period commencing on the first day of the following fiscal year to which such option relates, in eight equal quarterly instalments. The option was granted as an inducement grant in connection with the appointment of a new Chief Commercial Officer, in accordance with Nasdaq Listing Rule 5635(c)(4).
l.	Stock plans:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

In June 2024, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 3,000,000 shares, from 8,356,624 to 11,356,624.

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the six-months period ended June 30, 2024, (unaudited) were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,550,829	9.27	7.02	36
Options granted	7,198,759	1.93	—	—
Options exercised	(4,688)	—	—	—
Options expired	(165,222)	20.03	—	—
Options forfeited	(686,562)	4.02	—	—

Options outstanding at end of period	8,893,116	3.54	8.42	19

Options vested and expected to vest at end of period	7,292,573	3.45	8.44	19

Exercisable at end of period	2,897,718	6.53	7.21	19

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the six-month period ended June 30, 2024, (unaudited) were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year (audited)	2,635,926
Restricted shares granted	2,207,000
Restricted shares forfeited	(158,093)

Restricted shares outstanding at end of period	4,684,833

As of June 30, 2024, the total amount of unrecognized stock-based compensation expense was approximately $10,733 which will be recognized over a weighted average period of 0.92 years.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Six months ended
	June 30,
	2024	2023

	Unaudited
Volatility	94.75-97.97%	92.05-92.62%
Risk-free interest rate	3.85-4.72%	3.45-4.13%
Dividend yield	0%	0%
Expected life (years)	5.00-5.87	5.81-5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the six-month period ended June 30, 2024, and 2023 was comprised as follows:

	Six months ended
	June 30,
	2024	2023

	Unaudited
Cost of revenues	$12	$44
Research and development	1,563	2,488
Sales and marketing	3,406	3,670
General and administrative	5,439	3,946

Total stock-based compensation expenses	$10,420	$10,148

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 13: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses, net:

	Six months ended
	June 30,
	2024	2023

	Unaudited
Bank charges	$45	$65
Foreign currency adjustments expenses, net	(68)	105
Interest income	(729)	(864)
Revaluation of short-term investments	—	(37)
Remeasurement of long-term loan	2,058	3,456
Remeasurement of warrant liability	(12,643)	(246)
Modification of warrants	70	—
Debt issuance cost	—	503

Total Financial expenses, net	$(11,267)	$2,982

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

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

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 33,782,788 and 32,875,394 for the three and six months ended June 30, 2024, and for the three and six months ended June 2023, was $12,195,745.

The following table sets forth the computation of the Company’s basic net loss per common and preferred stock:

	Three months ended
	June 30,
	2024
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2
Basic loss per share
Numerator:
Allocation of undistributed loss	$3,368,897	$127,406	$184,670	$238,069	$4,449	$14,549	$747,188	$173,201	$45,554

Denominator:
Number of shares used in per share computation	39,830,793	3,557	6,164	7,946	150	498	17,258	4,000	1,115

Basic loss per share amounts:
Distributed earnings - deemed dividends (contribution)	—	74.82	(1,023.57)	(565.45)	70.50	72.06	79.99	79.99	75.96
Undistributed loss - allocated	(0)	(35.82)	(29.96)	(29.96)	(29.66)	(29.20)	(43.30)	(43.30)	(40.86)
Basic losses per share	$(0.08)	$39.00	$(1,053.53)	$(595.41)	$40.84	$42.87	$36.69	$36.69	$35.11

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

	Six months ended
	June 30,
	2024
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$10,144,284	$395,932	$575,526	$739,814	$13,826	$72,364	$1,680,020	$389,097	$102,338

Denominator:
Number of shares used in per share computation	37,778,087	3,557	6,182	7,946	150	802	12,344	2,857	796

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends (contribution)	—	145.84	(953.14)	(498.17)	137.04	138.83	158.50	158.60	150.35
Undistributed loss - allocated	(0.27)	(111.31)	(93.09)	(93.11)	(92.17)	(90.21)	(136.09)	(136.18)	(128.50)
Basic earnings (loss) per share	$(0.27)	$34.54	$(1,046.24)	$(591.28)	$44.87	$48.61	$22.41	$22.42	$21.85

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Cont,)

U.S. dollars in thousands (except stock and stock data)

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

	Three months ended	Six months ended
	June 30,
	2023
	Unaudited
Basic loss per share
Numerator:
Allocation of undistributed loss	$16,338,276	$28,849,228

Denominator:
Number of shares used in per share computation	28,186,345	27,879,881

Basic loss per share amounts:
Distributed earnings - deemed dividends	—	—
Undistributed loss - allocated	0.58	1.03
Basic loss per share	$0.58	$1.03

For the three months ended June 30, 2023, the basic and diluted net earnings (loss) per share of Preferred A-1, B, B-1, B-2 and B-3 was $114.86, $(110.78), $(110.78), $(109.71) and $(106.68) respectively.

For the six months ended June 30, 2023, the basic and diluted net loss per share of Preferred A-1, B, B-1, B-2 and B-3 was $(46.73), $(187.86), $(187.86), $(186.06), and $(180.25) respectively.

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

Recent Developments

New Chief Commercial Officer

In June 2024, we announced the appointment of Steven Nelson as our Chief Commercial Officer

GLP-1 Updates

In June 2024, we announced a new contract with a national employer to provide its cardiometabolic solution with integrated support for GLP-1s to employees beginning in the third quarter of 2024.

In June 2024, we presented two studies presented at the 84th Annual American Diabetes Association (ADA) Scientific Sessions in Orlando. The first study provides an analysis of member data for those tracking a GLP-1 medication in Dario's cardiometabolic solution. A retrospective analysis was conducted using data from members using Dario to manage Type 2 diabetes or prediabetes and taking either Metformin, a standard medication prescribed for diabetes, or a GLP-1. Both member groups were tracked for 12 months as they engaged with our digital chronic condition solution to measure blood glucose levels and track lifestyle activities such as diet and exercise. Members also utilized our Medication Cabinet feature to log Metformin or GLP-1 dataset reminders and report adherence. The data showed significant improvement in adopting healthy behaviors over a 12-month period across both groups as shown by increased tracking of healthy lifestyle behaviors as shown by logged meals and physical activity beginning in the first three months and sustained through the 12-month period.

Additional research presented by us at the ADA conference examined Dario's ability to help members realize the goal of diabetes remission for people living with Type 2 diabetes. The ADA considers remission to be achieve when an individual with Type 2 diabetes sustains normal blood glucose levels of less than 6.5% HbA1c for three months without the aid of a diabetic medication.1 This retrospective study analyzed the data of 7,240 individuals with Type 2 diabetes using our platform to help manage their condition without the help of insulin for at least six months. The results demonstrated a significant impact:

●	31% of our members experienced blood glucose levels reflecting the goal of diabetes remission with average blood glucose readings of less than 140 mg/dL (A1c 6.5%) during a three-month period;
●	70% of our members achieved a blood glucose level of less than 140 mg/dL in their last month of usage maintained it for three-month period, indicating behavior change and improved long-term glycemic control; and
●	Lifestyle activities as shown by logged meals and physical activity moderated the reduction in average blood glucose levels and high readings ratio.

Workforce Reduction

During the quarter ended June 30, 2024, as part of our effort to reduce operating expenses, we commenced a reduction in work force by 88 employees, reflecting a reduction of approximately 30% of our workforce. Following the reduction in work force, we currently have 54 employees located in Israel, 78 employees located in the United States and 91 employees located in India.

Results of Operations

Comparison of the three and six months ended June 30, 2024, and June 30, 2023 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2024, amounted to $6,255 and $12,013, compared to revenues of $6,152 and $13,218 during the three and six months ended June 30, 2023, representing an increase of 1.7% and a decrease of 9.1%. The increase in revenues for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, resulted from an increase in our revenues from the commercial channel, and the decrease for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, resulted mainly from a decrease in revenues from the Company’s partnerships channel. The revenues also include the consolidation of Twill Inc.’s (“Twill”) revenues, as a result of its acquisition during the first quarter of 2024. The proforma revenues for the six months ended June 30, 2024, if the closing of the acquisition of Twill would have taken place on the first day of the year would have amounted to $13,976.

In the second quarter of fiscal 2024, the Company provided a price concession to the preferred partner in the amount of $1,088 to resolve an outstanding dispute. As a result, we have recorded the price concession amount as a reduction in revenue for the three and six month periods ended June 30, 2024.

Cost of Revenues

During the three and six months ended June 30, 2024, we recorded costs related to revenues in the amount of $3,499 and $6,825, compared to costs related to revenues of $4,078 and $7,976 during the three and six months ended June 30, 2023, representing a decrease of 14.2% and 14.4%. The decrease in cost of revenues in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was mainly due to a reduction in payroll costs included in the cost of revenues during the period, offset by an increase in amortization of technology related to the acquisition of Twill.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2024, amounted to $2,756 (44.1% of revenues) and $5,188 (43.2% of revenues) compared to $2,074 (33.7% of revenues) and $5,242 (39.7% of revenues) during the three and six months ended June 30, 2023. The increase in gross profit as a percentage of revenues for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, resulted mainly from the increase in the revenues from the commercial channel mainly related to the acquisition of Twill.

Research and Development Expenses

Our research and development expenses increased by $1,588, or 30.4%, to $6,810 for the three months ended June 30, 2024, compared to $5,222 for the three months ended June 30, 2023, and increased by $3,065, or 29.5%, to $13,452 for the six months ended June 30, 2024, compared to $10,387 for the six months ended June 30, 2023. This increase was mainly a result of higher payroll related expenses due to the consolidation of Twill, offset by a decrease in stock-based compensation expenses during the three and six months ended June 30, 2024. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2024, were $6,299 and $11,765 compared to $3,904 and $7,865 for the three and six months ended June 30, 2023, an increase of $2,395 and $3,900 respectively. This increase during the three and six months ended June 30, 2024 was mainly due to the increase in payroll and other research and development expenses resulting from the consolidation of Twill.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $672, or 10.4%, to $7,132 for the three months ended June 30, 2024, compared to $6,460 for the three months ended June 30, 2023, and increased by $1,242, or 9.7%, to $14,042 for the six months ended June 30, 2024, compared to $12,800 for the six months ended June 30, 2023. The increase was mainly due to the consolidation of Twill during the six months ended June 30, 2024. Our sales and marketing expenses, excluding stock-based compensation, depreciation, and amortization of acquired brand and customer relationship, for the three and six months ended June 30, 2024, were $5,388 and $10,466 compared to $4,591 and $9,039 for the three and six months ended June 30, 2023, an increase of $797 and $1,427 respectively. This increase was mainly due to the consolidation of Twill during the three and six months ended June 30, 2024, and the reduction of payroll costs included in the cost of revenues during the period.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, online marketing campaigns of our service offering, trade show expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $593, or 13.4%, to $5,005 for the three months ended June 30, 2024, compared to $4,412 for the three months ended June 30, 2023, and increased by $3,257 or 38.4% to $11,740 for the six months ended June 30, 2024, compared to $8,483 for the six months ended June 30, 2023. This increase was mainly due to an increase in stock-based compensation expenses related to the consolidation of Twill during the six months ended June 30, 2024. Our general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition related costs for the three and six months ended June 30, 2024 were $2,993 and $5,143 compared to $2,229 and $4,468 for the three and six months ended June 30, 2023, an increase of $764 and $676, respectively. This increase was mainly due to the consolidation of Twill during the six months ended June 30, 2024.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, directors’ fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial income, net for the three months ended June 30, 2024, was $2,581, representing an increase of $5,146, compared to financial expenses of $2,565 for the three months ended June 30, 2023. Our financial income, net for the six months ended June 30, 2024, was $11,267 representing an increase of $14,249, compared to financial expenses of $2,982 for the six months ended June 30, 2023. The increase in our financial income was due to income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under U.S. GAAP (as hereinafter defined).

Financial expenses, net primarily consists of credit facility interest expense, interest income from cash balances, revaluation of warrants, revaluation of short-term investments, bank charges, lease liability and foreign currency translation differences.

Income tax

Income from tax was $0 for the three months ended June 30, 2024, as compared to $0 for the three months ended June 30, 2023. Our income tax for the six months ended June 30, 2024, was $1,994 representing an increase of $1,994, compared to income tax of $0 for the six months ended June 30, 2023. The increase in our income from tax was due to a change in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill.

Net loss

Net loss decreased by $2,975, or 17.9%, to $13,610 for the three months ended June 30, 2024, compared to a net loss of $16,585 for the three months ended June 30, 2023, and decreased by $8,625, or 29.3%, to $20,785 for the six months ended June 30, 2024, compared to a net loss of $29,410 for the six months ended June 30, 2023. The decrease in net loss for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was mainly due to the increase in our financial income for the three and six months ended June 30, 2024.

The factors described above resulted in net loss attributable to common stockholders for the three and six months ended June 30, 2024, amounted to $4,904 and $14,113, respectively, compared to net loss attributable to common stockholders of $18,276 and $31,101 for the three and six months ended June 30, 2023.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30,
	(in thousands)
	2024	2023	$ Change
Net Loss Reconciliation
Net loss - as reported	$(13,610)	$(16,585)	$2,975

Adjustments
Depreciation and impairment expense	538	94	444
Amortization of acquired technology and brand	1,300	1,125	175
Other financial (income) expenses, net	(2,581)	2,565	(5,146)

EBITDA	(14,353)	(12,801)	(1,552)

Acquisition costs	120	—	120
Stock-based compensation expenses	3,562	5,292	(1,730)

Non-GAAP adjusted loss	$(10,671)	$(7,509)	$(3,162)

	Six Months Ended June 30,
	(in thousands)
	2024	2023	$ Change
Net Loss Reconciliation
Net loss - as reported	$(20,785)	$(29,410)	$8,625

Adjustments
Depreciation and impairment expense	648	191	457
Amortization of acquired technology, brand and customer relationship	2,516	2,238	278
Other financial (income) expenses, net	(11,267)	2,982	(14,249)
Income tax	(1,994)	—	(1,994)

EBITDA	(30,882)	(23,999)	(6,883)

Acquisition costs	713	—	713
Stock-based compensation expenses	10,420	10,148	272

Non-GAAP adjusted loss	$(19,749)	$(13,851)	$(5,898)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of June 30, 2024, we had approximately $22,938 in cash and cash equivalents compared to $36,797 on December 31, 2023.

We have experienced cumulative losses of $363,474 since inception (August 11, 2011) through June 30, 2024, and have a stockholders’ equity of $68,055 as of June 30, 2024. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $264,601 and a credit facility of $25,564 as of June 30, 2024.

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

On October 22, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as agent, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million from time to time through Cowen. In April 2024, the funds available under the Sales Agreement was reduced to $21,000. As of June 30, 2024, we have sold an aggregate of $2.03 million of our common stock pursuant to the Sales Agreement at an average price per share of $4.22. During the six month period ended June 30, 2024, no sales were conducted pursuant to the Sales Agreement.

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

On February 15, 2024, we entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to our existing loan facility with the Avenue Lenders. In addition, the Avenue Amendment provides (i) that we will seek stockholder approval to reprice the warrants issued to the lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $4.001 per share.

On June 25, 2024, the Company’s stockholders approved the Avenue Amendment and repricing of the Warrants to purchase up to 584,882 shares of Common Stock issued to the lenders on May 1, 2023 from an exercise price $3.334 per share, to $2.02 which was the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s Common Stock at a conversion price of $4.001

Pursuant to the LSA, the Company is obligated to maintain at least $5,000 of unrestricted cash in deposit accounts located in the United States.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2024	2023
	$	$
Cash used in operating activities:	(24,473)	(14,393)
Cash used in investing activities:	(8,881)	(183)
Cash provided by financing activities:	20,206	18,049
	(13,148)	3,473

Net cash used in operating activities

Net cash used in operating activities was $24,473 for the six months ended June 30, 2024, an increase of 70% compared to $14,393 used in operations for the same period in 2023. Cash used in operations increased mainly due to the increase in our trade receivables, other accounts receivable and prepaid expenses.

Net cash used in investing activities

Net cash used in investing activities was $8,881 for the six months ended June 30, 2024, compared to $183 net cash used in investing activities during the same period in 2023. The increase is mainly related to net fair value of assets acquired and liabilities assumed upon the acquisition of Twill during the six months ended June 30, 2024, compared to the same period in 2023.

Net cash provided from financing activities

Net cash derived from financing activities was $20,206 for the six months ended June 30, 2024, compared to $18,049 net cash used by financing activities during the same period in 2023. The increase is mainly due to proceeds from the issuance of preferred shares in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, our revenues are concentrated with a major customer, and our revenues may decrease significantly if we were to lose our major customer.

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. As of June 30, 2024, our major customer accounted for 29.7% of our accounts receivable balance and, for the three and six-month periods ended June 30, 2024, the customer accounted for 30.4% and 23.7%, respectively, of our revenue. If the customer were to terminate the agreement, or if we fail to adequately perform under the agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

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

We believe our current cash on hand will not be sufficient to fund our projected operating requirements for a period of one year from the issuance of these interim financial statements. This raises substantial doubt about our ability to continue as a going concern.

We believe that our current cash on hand will not be sufficient to fund our projected operating requirements for a period of one year from the issuance of our interim financial statements. This raises substantial doubt about our ability to continue as a going concern and could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2024 through August 2, 2024, ranged from a high of $2.55 per share (on February 15, 2024) to a low of $0.92 per share (on August 2, 2024). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, if the stock price of our common stock continues to trade at its current level, it may imply as a negative indicator of the valuation of our intangible assets and our goodwill, which could result in an impairment for these assets.

Item 5. Other Information.

On August 7, 2024, we and Tomer Ben-Kiki agreed that Mr. Ben-Kiki would be relieved from his role as Chief Operating Officer and re-assigned to serve in a non-executive management role as our Chief Technology Officer. In connection with his departure from his role, we intend to execute a consulting agreement with Mr. Ben-Kiki.

Item 6. Exhibits.

No.	Description of Exhibit
3.1

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on June 28, 2024).

3.2

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on June 28, 2024).

4.1*	Form of Amendment to Warrant issued to Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P.
10.1

Offer Letter dated May 29, 2024, by and between DarioHealth Corp. and Steven Nelson (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 5, 2024).

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 8, 2024		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)