Form 10-Q
period 2024-09-30
DarioHealth Corp.
filed 2024-11-07
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, the registrant had 34,096,355 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2024

UNAUDITED

INDEX

Page
Interim Consolidated Balance Sheets	F-2 – F-3

Interim Consolidated Statements of Comprehensive Loss	F-4

Interim Statements of Stockholders’ Equity	F-5 – F-6

Interim Consolidated Statements of Cash Flows	F-7

Notes to Interim Consolidated Financial Statements	F-8 – F-34

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2024	2023
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,547	$36,797
Short-term restricted bank deposits	863	292
Trade receivables, net	4,948	3,155
Inventories	4,742	5,062
Other accounts receivable and prepaid expenses	3,428	2,024

Total current assets	29,528	47,330

NON-CURRENT ASSETS:
Deposits	6	6
Operating lease right of use assets	1,306	967
Long-term assets	108	143
Property and equipment, net	1,235	899
Intangible assets, net	20,343	5,404
Goodwill	57,427	41,640

Total non-current assets	80,425	49,059

Total assets	$109,953	$96,389

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	September 30,	December 31,
	2024	2023
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,655	$1,131
Deferred revenues	1,118	997
Operating lease liabilities	596	111
Other accounts payable and accrued expenses	5,807	6,300
Current maturity of long-term loan	8,670	3,954

Total current liabilities	18,846	12,493

NON-CURRENT LIABILITIES
Operating lease liabilities	1,033	885
Long-term loan	20,187	24,591
Warrant liability	11,327	240
Other long-term liabilities	49	36

Total non-current liabilities	32,596	25,752

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 31,323,906 and 27,191,849 shares on September 30, 2024 and December 31, 2023, respectively	3	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 40,156 and 18,959 shares on September 30, 2024 and December 31, 2023, respectively	*) -	*) -
Additional paid-in capital	436,590	407,502
Accumulated deficit	(378,082)	(349,361)

Total stockholders’ equity	58,511	58,144

Total liabilities and stockholders’ equity	$109,953	$96,389

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Revenues:
Services	$5,604	$1,765	$14,424	$11,171
Consumer hardware	1,819	1,753	5,012	5,565
Total revenues	7,423	3,518	19,436	16,736

Cost of revenues:
Services	920	599	2,845	3,701
Consumer hardware	1,282	1,203	3,786	3,902
Amortization of acquired intangible assets	1,344	1,106	3,740	3,281
Total cost of revenues	3,546	2,908	10,371	10,884

Gross profit	3,877	610	9,065	5,852

Operating expenses:
Research and development	$5,446	$5,665	$18,898	$16,052
Sales and marketing	6,733	6,363	20,775	19,163
General and administrative	3,728	4,128	15,468	12,611

Total operating expenses	15,907	16,156	55,141	47,826

Operating loss	12,030	15,546	46,076	41,974

Total financial expenses (income), net	313	186	(10,954)	3,168

Loss before taxes	12,343	15,732	35,122	45,142

Income Tax	13	—	2,007	—

Net loss	$12,330	$15,732	$33,115	$45,142

Other comprehensive loss:
Deemed dividend (contribution)	$2,278	$1,172	$(4,394)	$2,863

Net loss attributable to common shareholders	$14,608	$16,904	$28,721	$48,005

Net loss per share:

Basic and diluted loss per share of common stock	$0.25	$0.49	$0.52	$1.52
Weighted average number of common stock used in computing basic and diluted net loss per share	40,417,421	28,815,604	39,093,575	28,195,216

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2024 (unaudited)	30,024,275	$3	40,331	$	*)-	$431,526	$(363,474)	$68,055

Exercise of options	4,005	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(408)	408	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	2,686	(2,686)	—
Issuance of warrants to service providers	—	—	—		—	211	—	211
Conversion of preferred stock to common stock	359,375	*)-	(175)		*)-	—	—	*)-
Stock-based compensation	936,251	*)-	—		—	2,575	—	2,575
Net loss	—	—	—		—	—	(12,330)	(12,330)

Balance as of September 30, 2024 (unaudited)	31,323,906	$3	40,156	$	*)-	$436,590	$(378,082)	$58,511

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2023 (audited)	27,191,849	$3	18,959	$	*)-	$407,502	$(349,361)	$58,144

Exercise of options	10,714	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(12,194)	12,194	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	7,800	(7,800)	—
Issuance of warrants to service providers	—	—	—		—	2,239	—	2,239
Stock-based compensation	2,985,158	*)-	—		—	10,967	—	10,967
Conversion of preferred stock to common stock	1,136,185	*)-	(1,225)		*)-	—	—	*)-
Issuance of preferred stock, net of issuance cost	—	—	22,422		*)-	20,206	—	20,206
Modification of warrants	—	*)-	—		—	70	—	70
Net Profit	—	—	—		—	—	(33,115)	(33,115)

Balance as of September 30, 2024 (unaudited)	31,323,906	$3	40,156	$	*)-	$436,590	$(378,082)	$58,511

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Cont.)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2023 (unaudited)	26,784,674	$3	18,959	$	*)-	$395,352	$(316,951)	$78,404

Exercise of options	86,983	*)-	—		—	*)-	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	1,172	(1,172)	—
Issuance of warrants to service providers	—	—	—		—	513	—	513
Stock-based compensation	291,200	*)-	—		—	4,646	—	4,646
Issuance of common stock and preferred stock, net of issuance cost	52,300	*)-	—		—	204	—	204
Net loss	—	—	—		—	—	(15,732)	(15,732)

Balance as of September 30, 2023 (unaudited)	27,215,157	$3	18,959	$	*)-	$401,887	$(333,855)	$68,035

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2023	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2022 (audited)	25,724,470	$3	3,567	$	*)-	$365,846	$(285,850)	$79,999

Exercise of options	4,800	*)-	—		—	*)-	—	*)-
Exercise of warrants	86,983	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	1,879	(1,879)	—
Issuance of warrants to service providers	—	—	—		—	1,738	—	1,738
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Stock-based compensation	910,642	*)-	—		—	13,569	—	13,569
Conversion of preferred stock to common stock	3,582	*)-	(10)		—	—	—	—
Issuance of common stock and preferred stock, net of issuance cost	408,043	*)-	15,402		*)-	16,482	—	16,482
Repurchase and retirement of common stock	76,637	*)-	—		—	—	—	*)-
Net loss	—	—	—		—	—	(45,142)	(45,142)

Balance as of September 30, 2023 (unaudited)	27,215,157	$3	18,959	$	*)-	$401,887	$(333,855)	$68,035

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended
	September 30,
	2024	2023

	Unaudited
Cash flows from operating activities:
Net loss	$(33,115)	$(45,142)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,206	15,307
Depreciation and impairment	773	290
Disposal of property and equipment	7	—
Change in operating lease right of use assets	666	228
Amortization of acquired intangible assets	4,519	3,375
Decrease in trade receivables, net	1,536	1,883
Increase in other accounts receivable, prepaid expense and long-term assets	(894)	(324)
Decrease in inventories	320	2,485
Decrease in trade payables	(886)	(393)
Decrease in other accounts payable and accrued expenses	(3,704)	(1,182)
Decrease in deferred revenues	(621)	(636)
Change in operating lease liabilities	(791)	(196)
Change in fair value of warrant liability	(13,370)	—
Non-Cash financial expenses	432	1,267
Other	92	—

Net cash used in operating activities	(31,830)	(23,038)

Cash flows from investing activities:
Purchase of property and equipment	(117)	(501)
Purchase of short-term investments	—	(4,996)
Proceeds from redemption of short-term investments	—	5,033
Payments for business acquisitions, net of cash acquired	(8,796)	—

Net cash used in investing activities	(8,913)	(464)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	1,614
Proceeds from issuance of preferred stock, net of issuance costs	20,206	14,868
Proceeds from borrowings on credit agreement	—	29,604
Repayment of long-term loan	—	(27,833)

Net cash provided by financing activities	20,206	18,253

Decrease in cash, cash equivalents and restricted cash and cash equivalents	(20,537)	(5,249)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	(50)	—
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	36,797	49,470
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$16,210	$44,221
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$2,968	$3,035
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$428	$14

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

NOTE 1:  -   GENERAL

a.	DarioHealth Corp. (the “Company” or “DarioHealth”) was incorporated in the State of Delaware and commenced operations on August 11, 2011.

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On February 15, 2024 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twill, Inc. (“Twill”), (see note 4). Pursuant to the provisions of the Merger Agreement, on the Closing Date, TWILL Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates AI with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions—including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $378,082. For the nine months ended September 30, 2024, the Company used approximately $31,830 of cash in operations. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

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

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2024, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2024, and the Company’s consolidated results of operations and the Company’s consolidated cash flows for the nine months ended September 30, 2024. Results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

b.    Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	September 30,	September 30,
	2024	2023
	Unaudited	Unaudited
Cash, and cash equivalents as reported on the balance sheets	$15,547	$43,878
Short-term restricted bank deposits	663	343

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$16,210	$44,221

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Nine months ended September 30, 2024
Allowance for credit losses	$163	$148	$(111)	$200

Year ended December 31, 2023
Allowance for credit losses	$23	$140	$—	$163

The Company has no off-balance-sheet concentration of credit risk.

As of September 30, 2024, the Company's major customer accounted for 40.4% of the Company's accounts receivable balance. For the three and nine-month ended September 30, 2024, the Company's major customer accounted for 25.6% and 24.5% respectively, of the Company's revenue in the period.

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

During the second quarter of 2024, the Company entered into a sublease for a portion of its right of use assets for a lower price than the price the Company is obligated to pay to the lessor, which prompted the Company to assess whether an impairment loss should be recorded for its right of use asset. As a result of this assessment, the Company has concluded that the right of use asset is not recoverable and that an impairment loss should be recognized. The Company used the income approach to measure the impairment loss and recorded an impairment loss of $419.

NOTE 3: -   INVENTORIES

	September 30,	December 31,
	2024	2023
	Unaudited
Raw materials	$723	$1,015
Finished products	4,019	4,047

	$4,742	$5,062

During the nine-month period ended September 30, 2024, and the year ended December 31, 2023, total inventory write-down expenses amounted to $204 and $121, respectively.

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

The acquisition of Twill advances the Company’s strategy to evolve from a point solution to a comprehensive multi condition platform. Twill brings a global, digital-first approach to improving mental and physical health through its personalized and connected care services. These services include evidence-based programs, supportive communities, human-led coaching, and therapy, which are accessible globally in 10 languages and cover over 18 million lives. Utilized by enterprises, health plans, pharmaceutical companies, and individuals around the world. With the integration of Twill, the Company believes it can achieve multiple advantages as well as synergies in multiple fronts like its product offering, commercial channels, improved clients and member experience.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

Cash and cash equivalents	$531
Short-term restricted bank deposits	673
Trade receivables	3,329
Other accounts receivable and prepaid expenses	475
Property and equipment, net	580
Operating lease right of use assets	995
Acquisition-related intangibles	19,435
Other assets	23
Total assets acquired	26,041
Trade payables	2,411
Other accounts payable and accrued expenses	1,223
Deferred revenues	742
Operating lease liabilities	995
Deferred tax liability	2,001
Liabilities assumed	7,372
Fair value of net assets acquired	18,669
Goodwill	15,787
Total purchase consideration	$34,456

Following are details of the purchase consideration allocated to acquired intangible assets:

	Fair value	Amortization
	Unaudited	period (Years)
Technology (1)	$5,644	7.9
Customer relationship healthcare (2)	13,791	11.9
Total identified intangible assets acquired	$19,435

(1)	The technology has been calculated through the Income Approach, in particular the Relief from Royalty method.
(2)	The fair value of Twill’s customer relationships has been calculated using the Multi-Period excess earnings method (“MPEEM method”).

NOTE 4 – ACQUISITIONS (Cont.)

Amount
Unaudited
Number of shares of common stock issuable upon the exercise of the consideration warrants.	10,000,400
Value of each warrant issues	$2.446
Total consideration warrant shares	24,456

Cash consideration	10,000
Total purchase price	$34,456

The interim consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill in 2024:

	Three	Nine
	months ended	months ended
	September 30, 2024	September 30, 2024
	Unaudited	Unaudited
Revenues	$3,706	$9,244
Net loss	$1,737	$4,652

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Total revenues	$7,423	$8,069	$21,399	$30,530
Net loss	$10,958	$14,746	$41,548	$63,340

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

During the nine-month period ended September 30, 2024, the Company reversed its bonus accrual liability related to Twill employees in the amount of $760 since payment of the liability was no longer probable.

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

Since the contract consideration includes variable consideration, as of September 30, 2024, the Company excluded the variable payments from the transaction price since it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is resolved.

In 2022, the first development plan was approved and completed. The Company concluded that the first development plan should be accounted for as a separate contract. As such, for the year ended December 31, 2022, the Company recognized $4,000 in revenues for the completion of the first development plan.

On December 13, 2022, the second development plan was approved by the parties. The Company concluded that the second development plan should be accounted for as a separate contract which includes development services performance obligations, satisfied over time, based on labor hours. As such, for the nine months ended September 30, 2023, the Company recognized $2,494 in revenues. The second development plan was completed during the second quarter of 2023.

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

In the second quarter of fiscal 2024, the Company provided a price concession to the preferred partner in the amount of $1,088 to resolve an outstanding dispute. As a result, the Company has recorded the price concession amount as a reduction in revenue for the nine-month period ended September 30, 2024.

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

NOTE 5: -   REVENUES (Cont.)

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

For the nine months ended September 30, 2023, the Company recognized revenues of $962. The August SOW was completed during the second quarter of 2023.

Revenue Source:

The following tables represent the Company’s total revenues for the three and nine months ended September 30, 2024, and 2023 disaggregated by revenue source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	Unaudited		Unaudited
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$5,435	$1,284	$14,448	$3,877
Commercial - Strategic partnerships	—	209	(599)	6,481
Consumers	1,988	2,025	5,587	6,378

	$7,423	$3,518	$19,436	$16,736

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $1,045 over the next 12 months and the remainder thereafter.

NOTE 5: -   REVENUES (Cont.)

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2024:

Balance, beginning of the period	$997
Additions through Acquisition of Twill	742
New performance obligations	2,623
Reclassification to revenue as a result of satisfying performance obligations	(3,244)

Balance, end of the period	$1,118

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

Costs to fulfill a contract as of September 30, 2024, and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
	Unaudited
Costs to fulfill a contract, current	$235	$238
Costs to fulfill a contract, noncurrent	53	59

Total costs to fulfill a contract	$288	$297

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2023	$297
Additions	77
Cost of revenue recognized	(86)

Ending balance as of September 30, 2024 (unaudited)	288

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

On June 25, 2024, the Company stockholders approved the Avenue Amendment and repriced the Warrants to purchase up to 584,882 shares of Common Stock issued to the lenders on May 1, 2023 at an exercise price $3.334 per share, to permit an amendment to the exercise price of such Warrants to $2.02 which is the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s Common Stock at a conversion price of $4.001.

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

The Company remeasurement expenses related to the Avenue Loan for the three and nine months ended September 30, 2024 were $226 and $312, respectively, compared to $94 of remeasurement income for the three months ended September 30, 2023 and $413 of remeasurement expenses for the nine months ended September 30, 2023, which were included as part of the financial (income) expenses in the Company's statements comprehensive loss. During the three and nine-month periods ended September 30, 2024, and September 30, 2023, the Company did not recognize any instrument specific credit risk fair value adjustment.

NOTE 6: -   DEBT (Cont.)

In connection with the debt modification, the Company also modified the Avenue Warrant by reducing the exercise price of the warrants from $3.334 to $2.02. The Company recognized the incremental fair value resulting from the modification through earnings in the amount of $70.

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

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three and nine months ended September 30, 2024 were $27 and $113, respectively, compared to $140 and $386 for the three and nine months ended September 30, 2023, respectively.

Pre-funded warrants

On February 15, 2024, as part of the acquisition of Twill (See note 4) the Company issued Pre-Funded Warrants to purchase up to 10,000,400 shares of Company Common Stock.

The Company has classified the pre-funded as liability pursuant to ASC 815-40 since the Pre-Funded Warrants do not meet all the equity classification conditions. Accordingly, the Company measured the Pre-Funded Warrants at their fair value. The warrants liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss. During the three and nine-month period ended September 30, 2024, the Company recognized $700 and $13,257 respectively, of remeasurement income related to the Pre-Funded Warrants. The estimated fair value of the Pre-Funded Warrants liabilities is determined using Level 1 inputs based on quoted prices in active markets.

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

NOTE 8: - FAIR VALUE MEASUREMENTS (Cont.)

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

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	September 30, 2024
	Unaudited
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial Assets:
U.S. Treasury notes	$10,206	$10,206	$—	$—

Total financial assets	$10,206	$10,206	$—	$—

Financial liabilities:
Long term loan	28,857	—	—	28,857
Orbimed warrant liability	127	—	—	127
Pre-funded warrant liability	11,200	11,200	—	—

Total financial liabilities	$40,184	$11,200	$—	$28,984

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long term loan	28,545	—	—	28,545
Orbimed warrant liability	$240	—	—	240

Total financial liabilities	$28,785	$—	$—	$28,785

NOTE 8: - FAIR VALUE MEASUREMENTS (Cont.)

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The fair value of the Avenue Loan Facility, as of September 30, 2024, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the nine months ended September 30, 2024 and for the year ended December 31, 2023, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk.

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

The following inputs were used to estimate the fair value of the Orbimed warrant liability:

	September 30,	December 31,
	2024	2023
Stock price	$1.12	$1.72
Exercise price	4.00	5.79
Expected term (in years)	4.69	5.44
Volatility	93.6%	96.8%
Dividend rate	—	—
Risk-free interest rate	3.66%	3.88%

The following tables present the summary of the changes in the fair value of our financial instruments:

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded warrant liability
Balance as of July 1, 2024	$28,631	$154	$11,900
Change in fair value	226	(27)	(700)

Balance as of September 30, 2024	$28,857	$127	$11,200

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded warrant liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	312	(113)	(13,257)

Balance as of September 30, 2024	$28,857	$127	$11,200

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties accrued or paid, totaled $932 as of September 30, 2024.

During the nine-month period ended September 30, 2024 and 2023, the Company did not record IIA royalties related to the acquisition of Physimax Technology.

NOTE 10: -   INTANGIBLE ASSETS

a. Finite-lived other intangible assets:
	September 30,	December 31,	Weighted Average
	2024	2023	Remaining Life
	Unaudited		As of September 30, 2024
Original amounts:
Technology	$22,580	$16,936	5.3
Brand	376	376	0.0
Customer Relationship Healthcare	13,791	—	11.3
Domains	23	—
	36,770	17,312
Accumulated amortization:
Technology	15,324	11,586
Brand	376	322
Customer Relationship Healthcare	724	—
Domains	3	—
	16,427	11,908
Other intangible assets, net	$20,343	$5,404

b. Amortization expenses for the nine-month period ended September 30, 2024 and for the year ended December 31, 2023 amounted to $4,519 and $4,512, respectively.

c. Estimated amortization expense:

For the year ended December 31,
Remaining of 2024	$1,574
2025	2,827
2026	1,875
2027	1,875
2028	1,875
Thereafter	10,317
	$20,343

NOTE 11: -   GOODWILL

The following tables set forth the changes in the carrying amount of the Company’s goodwill during the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

September 30,
2024

As of December 31, 2022	$41,640
Additions	—
As of December 31, 2023	41,640
Additions	15,787
As of September 30, 2024	$57,427

NOTE 12: -   STOCKHOLDERS’ EQUITY

a.	On January 30, 2024, out of the pre-funded warrants that were issued in July 2020, 400,017 were exercised on a cashless basis into 400,000 shares of Common Stock.
b.	In January and March 2024, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the grant of 1,946,500 restricted shares, subject to time vesting, to directors, officers and employees of the Company and approved the grant of 1,100,400 options to purchase Common Stock, and 320,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $1.68 and $2.14 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the Company’s 2020 Equity incentive Plan (the “2020 Plan”).
c.	On February 15, 2024, the Company executed a consulting agreement with a former officer of Twill. Pursuant to the terms of the consulting agreement, the Company agreed to issue to the former officer of Twill 350,000 fully vested RSUs.

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

During the three and nine-month periods ended September 30, 2024, the Company recorded share-based compensation expenses related to these service providers in the amount of $103 and $3,093, respectively. For the three and nine-month periods ended September 30, 2024, no expenses were recorded related to the performance based warrants.

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

In May and September 2024, a total of 100 and 25 of certain Series C Convertible Preferred Stock were converted into 49,505 and 14,234 shares of Common Stock, respectively.

During the three and nine-month period ended September 30, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C Preferred Stock as a deemed dividend in a total amount of $1,940 and $4,469, respectively.

e.	Through November 2022, December 2022 and January 2023, 6,355 Series A Preferred Stock automatically converted into 2,133,904 shares of Common Stock after the completion of the 36-month anniversary of each the Series A Preferred Stock. The conversion included accumulative dividends payable available upon conversion of each Series A Preferred Stock.
f.	In April and June 2024, a total of 700 and 250 of certain Series B Convertible Preferred Stock were converted into 237,323 and 89,982 shares of Common Stock, respectively, including the issuance of dividend shares. In addition, during the three and nine-month period ended September 30, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series A-1 Preferred Stock as a deemed dividend in a total amount of $97 and $616, respectively.
g.	In April 2024, the Compensation Committee approved the grant of 260,500 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 564,900 shares of Common Stock, to employees and consultants of the Company, at exercise prices between $1.38 and $1.48 per share. The time vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan.
h.	In April 2024, the Compensation Committee approved the grant of warrants to purchase up to 1,471,250 shares of Common Stock, with exercise prices between $1.43 to $2.00 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before December 31, 2026. In addition, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 700,000 shares of Common Stock issued to certain consultants in the past at exercise prices between $5.20 to $6.45 per share, to an exercise price of $1.60 per share. During the nine months ended September 30, 2024, the Company recorded stock based compensation expenses related to the repriced warrants at the amount of $332.

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

i.	On June 25, 2024, following the approval of the necessary preferred holders, the Company modified the terms of the Series B and B-1 preferred stock to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of the preferred stock will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

On September 11, 2024, following the approval of the necessary preferred holders, the Company modified the terms of the Series B-3 preferred stock to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of the preferred stock will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

The Company concluded that the Series B, B-1 and B-3 preferred shares modification should be accounted for as an extinguishment transaction. As such, the Company recorded the modified preferred shares at their fair value and derecognized the carrying amount of the previous unmodified shares, resulting in a deemed contribution of $12,194.

During the three and nine months ended September 30, 2024, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series B, B-1, B-2, and B-3 Convertible Preferred Stock as a deemed dividend in a total amount of $649 and $2,715, respectively.

j.	As of September 30, 2024, there were 3,557 shares of Series A-1 Preferred stock issued and outstanding. The outstanding Series A-1 Preferred stock is convertible into approximately 1,655,548 shares of Common Stock, including the issuance of dividend shares.

As of September 30, 2024, there were 14,302 shares of Series B, B-1, and B-3 Preferred stock issued and outstanding. The outstanding Series B, B-1, and B-3 Preferred stock are convertible into approximately 5,575,121 shares of Common Stock, including the issuance of dividend shares.

As of September 30, 2024, there were 22,297 shares of Series C, C-1 and C-2 Preferred stock issued and outstanding. The outstanding Series C, C-1 and C-2 Preferred stock is convertible into approximately 12,661,848 shares of Common Stock, including the issuance of dividend shares.

k.	In May 2024, the Compensation Committee approved the grant of a non-qualified stock option to purchase up to 2,250,000 shares of common stock as an inducement grant to the new Chief Commercial Officer. Out of which 500,000 shares will vest over three years, with one third of such shares vesting on June 1, 2025, and the remaining shares vesting in equal quarterly amounts during the following two years. 1,750,000 of the options are performance-based and will commence vesting upon reaching certain performance goals during the fiscal years between 2024 and 2027. Each performance option will vest over a three-year period commencing on the first day of the following fiscal year to which such option relates, in eight equal quarterly instalments.
l.	In August 2024, 150 Series B-2 Preferred Stock automatically converted into 57,868 shares of Common Stock after the completion of the fifteen (15)-month anniversary of the Series B-2 Preferred Stock. The conversion included accumulative dividends payable available upon conversion of Series B-2 Preferred Stock.

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

m.	In August 2024, the Compensation Committee approved the grant of 590,000 restricted shares subject to time vesting to directors, officers and employees of the Company and approved the grant of 1,692,250 options to purchase Common Stock, and 300,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $0.93 to $1.05 per share. The time vesting restricted shares and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the Company’s 2020 Plan.
n.	In August 2024, the Compensation Committee approved the grant of 418,550 restricted shares of Common Stock to certain service providers. During the three and nine months ended September 30, 2024, the Company recorded compensation expense in the amount of $354 related to the issuance of these shares of common stock.
o.	In August 2024, the Compensation Committee approved the grant of warrants to purchase up to 600,000 shares of Common Stock subject to time vesting of one to two years, with exercise prices of $0.93 per share to certain consultants. 100,000 warrants are exercisable into Common Stock on or before December 31, 2027, and 500,000 warrants are exercisable into Common Stock on or before August 31, 2029. In addition, the Compensation Committee approved the grant performance-based warrants to purchase up to 800,000 shares of Common Stock, with exercise prices of $0.93 per share to certain consultants. The warrants are exercisable into Common Stock on or before August 31, 2029.

During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expenses related to the warrants at the amount of $40.

p.	On September 27, 2024, out of the pre-funded warrants that were issued in July 2020, 287,303 were exercised on a cashless basis into 287,273 shares of Common Stock.
q.	Stock plans:

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

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the nine-month period ended September 30, 2024, (unaudited) were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,550,829	9.27	7.02	36
Options granted	9,191,009	1.72	—	—
Options exercised	(8,693)	—	—	—
Options expired	(339,735)	14.30	—	—
Options forfeited	(930,566)	3.63	—	—

Options outstanding at end of period	10,462,844	2.98	8.48	391

Options vested and expected to vest at end of period	8,359,138	2.96	8.45	270

Exercisable at end of period	3,117,845	5.96	7.15	13

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the third quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees, directors, and non-employees under the above plans during the nine-month period ended September 30, 2024, (unaudited) were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year	2,635,926
Restricted shares granted	2,797,000
Restricted shares forfeited	(230,392)

Restricted shares outstanding at end of period	5,202,534

As of September 30, 2024, the total amount of unrecognized stock-based compensation expense was approximately $9,806 which will be recognized over a weighted average period of 1.07 years.

NOTE 12: -   STOCKHOLDERS’ EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Nine months ended
	September 30,
	2024	2023

	Unaudited
Volatility	90.90-97.97%	90.90-92.62%
Risk-free interest rate	3.67-4.72%	3.45-4.13%
Dividend yield	0%	0%
Expected life (years)	5.00-5.87	5.81-5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the nine-month period ended September 30, 2024, and 2023 was comprised as follows:

	Nine months ended
	September 30,
	2024	2023

	Unaudited
Cost of revenues	$5	$62
Research and development	2,311	3,713
Sales and marketing	4,354	5,549
General and administrative	6,536	5,983

Total stock-based compensation expenses	$13,206	$15,307

NOTE 13: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Nine months ended
	September 30,
	2024	2023

	Unaudited
Bank charges	$74	$88
Foreign currency adjustments expenses, net	(54)	39
Interest income	(955)	(1,398)
Revaluation of short-term investments	—	(37)
Remeasurement of long-term loan	3,281	4,354
Remeasurement of warrant liability	(13,370)	(386)
Modification of warrants	70	—
Debt issuance cost	—	508

Total Financial expenses (income), net	$(10,954)	$3,168

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

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 35,626,011 and 34,339,047 for the three and nine months ended September 30, 2024, and for the three and nine months ended September 2023, was $12,551,707.

The following table sets forth the computation of the Company’s basic net earnings (loss) per common and preferred stock:

	Three months ended
	September 30,
	2024
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2
Basic loss per share
Numerator:
Allocation of undistributed loss	$9,916,040	$398,289	$556,630	$743,359	$5,144	$36,727	$2,270,744	$539,081	$141,786

Denominator:
Number of shares used in per share computation	40,417,421	3,557	6,008	7,946	56	702	13,939	3,241	903

Basic loss per share amounts:
Distributed earnings - deemed dividends (contribution)	—	27.25	44.28	44.72	75.43	(548.65)	107.59	107.59	101.81
Undistributed loss - allocated	(0)	(111.97)	(92.64)	(93.55)	(91.78)	(52.29)	(162.91)	(166.34)	(156.95)
Basic loss per share	$(0.25)	$(84.73)	$(48.36)	$(48.83)	$(16.35)	$(600.94)	$(55.32)	$(58.75)	$(55.13)

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

	Nine months ended
	September 30,
	2024
	Unaudited
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$20,297,811	$789,511	$1,131,884	$1,474,626	$21,413	$119,041	$3,771,454	$882,839	$232,199

Denominator:
Number of shares used in per share computation	39,093,575	3,557	6,104	7,946	119	669	13,981	3,241	903

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends (contribution)	—	173.09	(921.73)	(453.46)	208.62	(409.45)	247.21	247.41	234.36
Undistributed loss - allocated	(0.52)	(221.96)	(185.43)	(185.58)	(180.25)	(177.90)	(269.75)	(272.41)	(257.03)
Basic earnings (loss) per share	$(0.52)	$(48.86)	$(1,107.15)	$(639.04)	$28.37	$(587.36)	$(22.54)	$(24.99)	$(22.67)

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

	Three months ended	Nine months ended
	September 30,
	2023
	Unaudited
Basic loss per share
Numerator:
Allocation of undistributed loss	$14,195,692	$42,859,300

Denominator:
Number of shares used in per share computation	28,815,604	28,195,216

Basic loss per share amounts:
Distributed earnings - deemed dividends	—	—
Undistributed loss - allocated	0.49	1.52
Basic loss per share	$0.49	$1.52

For the three months ended September 30, 2023, the basic and diluted net earnings (loss) per share of Preferred A-1, B, B-1, B-2 and B-3 was $(57.03), $(86.70), $(86.70), $(85.87) and $(83.37) respectively.

For the nine months ended September 30, 2023, the basic and diluted net loss per share of Preferred A-1, B, B-1, B-2 and B-3 was $6.86, $(276.70), $(276.47), $(273.83), and $(265.65) respectively.

NOTE 15: - SUBSEQUENT EVENT

a.	In November 2024, the Compensation Committee of the Board of Directors approved the grant of 10,000 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 368,250 shares of Common Stock, to employees and consultants of the Company, at an exercise price of $0.9475 per share. The time vesting restricted shares and stock options vest over various periods between one to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan.

b.	In November 2024, the Compensation Committee approved the grant of warrants to purchase up to 469,653 shares of Common Stock, with an exercise price of $0.9475 per share to certain consultants. The warrants are exercisable into Common Stock on or before five years from the grant date.

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

Recent Developments

New Research Reveals How Physical Activity Mediates the Impact of Depression on Blood Glucose Levels in Individuals with Diabetes or Prediabetes

In September 2024, we announced the publication of a new study in the peer-reviewed journal Frontiers in Endocrinology. The study demonstrates the effectiveness of our cardiometabolic solution for members living with diabetes or prediabetes and depression.

Integration of Twill Behavioral Health Capabilities into Cardiometabolic Health Solution

In September 2024, we announced the integration of condition-specific communities and peer groups with personalized navigation capabilities into our cardiometabolic solution to improve outcomes-based engagement, marking a significant milestone in the integration of the Dario-Twill product offering.

Twill by Dario to Offer a Benefit for AARP Members

In October 2024, we announced a new AARP member benefit that provides members with proven digital behavioral health and well-being solutions from Twill by Dario. The new benefit is expected to launch in January of 2025 for AARP members.

Integration of Twill Capabilities Across Full Multi-Condition Platform

In October 2024, we announced the full integration of Twill's advanced behavioral health and navigation capabilities into our platform. The integration completed our effort to create one of the most comprehensive and effective end-to-end digital health solutions in the market. By unifying data across mental and physical health, we offer a more personalized and effective approach to care.

Workforce Reduction

During the second and the third quarters of 2024, as part of our effort to reduce operating expenses, we commenced a reduction in work force by 78 employees, reflecting a reduction of approximately 27% of our workforce. Following the reduction in work force, at the end implementing the work force reduction during the fourth quarter of this year we expect to have 66 employees located in Israel, 85 employees located in the United States and 77 employees located in India, and 21 employees located in the rest of the world.

Results of Operations

Comparison of the three and nine months ended September 30, 2024, and September 30, 2023 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2024, amounted to $7,423 and $19,436, compared to revenues of $3,518 and $16,736, during the three and nine months ended September 30, 2023, representing an increase of 111% and 16.1%. The increase in revenues for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, resulted from an increase in our revenues from the commercial channel. The revenues also include the consolidation of Twill Inc.’s (“Twill”) revenues, as a result of its acquisition during the first quarter of 2024. The proforma revenues for the nine months ended September 30, 2024, if the closing of the acquisition of Twill would have taken place on the first day of the year would have amounted to $21,399.

Cost of Revenues

During the three and nine months ended September 30, 2024, we recorded costs related to revenues in the amount of $3,546 and $10,371, compared to costs related to revenues of $2,908 and $10,884 during the three and nine months ended September 30, 2023, representing an increase of 21.9% and a decrease of 4.7% respectively. The increase in cost of revenues in the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was mainly a result of the increase in the sales of hardware, inventory write-off and amortization of technology related to the acquisition of Twill. The decrease in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was mainly due to a reduction in payroll costs included in the cost of revenues during the period, offset by an increase in hosting costs and amortization of technology related to the acquisition of Twill.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2024, amounted to $3,877 (52.2% of revenues) and $9,065 (46.6% of revenues) compared to $610 (17.3% of revenues) and $5,852 (35% of revenues) during the three and nine months ended September 30, 2023. The increase in gross profit as a percentage of revenues for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, resulted mainly from the increase in the revenues from the commercial channel mainly related to the acquisition of Twill.

Research and Development Expenses

Our research and development expenses decreased by $219, or 3.9%, to $5,446 for the three months ended September 30, 2024, compared to $5,665 for the three months ended September 30, 2023, and increased by $2,846, or 17.7%, to $18,898 for the nine months ended September 30, 2024, compared to $16,052 for the nine months ended September 30, 2023. The decrease for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was mainly due to the decrease in payroll expenses and stock-based compensation, partially offset by an increase in subcontractors and consulting expenses mainly related to the acquisition of Twill. The increase for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was mainly a result of higher payroll related expenses, software licenses and an increase in subcontractors and consulting expenses due to the consolidation of Twill, partially offset by a decrease in stock-based compensation expenses during the nine months ended September 30, 2024. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2024, were $4,635 and $16,400 compared to $4,417 and $12,282 for the three and nine months ended September 30, 2023, an increase of $218 and $4,118 respectively. The increase during the three months ended September 30, 2024, was mainly due to an increase in subcontractors and consulting services and software licenses resulting from the consolidation of Twill, partially offset by a decrease in payroll expenses. The increase for the nine months ended September 30, 2024 was mainly due to an increase in payroll expenses, subcontractors and consulting services and software licenses resulting from the consolidation of Twill.

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

Sales and Marketing Expenses

Our sales and marketing expenses increased by $370, or 5.8%, to $6,733 for the three months ended September 30, 2024, compared to $6,363 for the three months ended September 30, 2023, and increased by $1,612, or 8.4%, to $20,775 for the nine months ended September 30, 2024, compared to $19,163 for the nine months ended September 30, 2023. The increase for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was mainly a result of higher payroll related expenses, amortization of customer relationship, software licenses and an increase in subcontractors and consulting expenses due to the consolidation of Twill, partially offset by a decrease in stock-based compensation expenses during the three and nine months ended September 30, 2024. Our sales and marketing expenses, excluding stock-based compensation, depreciation, and amortization of acquired brand and customer relationship, for the three and nine months ended September 30, 2024, were $5,096 and $15,562 compared to $4,445 and $13,484 for the three and nine months ended September 30, 2023, an increase of $651 and $2,078, respectively. The increase was mainly due to an increase in payroll expenses, subcontractors and consulting services and software licenses resulting from the consolidation of Twill during the three and nine months ended September 30, 2024

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, online marketing campaigns of our service offering, trade show expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $400, or 9.7%, to $3,728 for the three months ended September 30, 2024, compared to $4,128 for the three months ended September 30, 2023, and increased by $2,857 or 22.7% to $15,468 for the nine months ended September 30, 2024, compared to $12,611 for the nine months ended September 30, 2023. The decrease for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was mainly due to a decrease in stock-based compensation and legal expenses partially offset by higher payroll expenses. The increase in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was mainly due to higher payroll related expenses, stock-based compensation expenses and acquisition costs related to the consolidation of Twill during the nine months ended September 30, 2024. Our general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition related costs for the three and nine months ended September 30, 2024 were $2,614 and $7,757 compared to $2,053 and $6,521 for the three and nine months ended September 30, 2023, an increase of $561 and $1,236, respectively. The increase was mainly due to higher payroll expenses during the three and nine months ended September 30, 2024.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, directors’ fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income (Expenses), net

Our financial expenses, net for the three months ended September 30, 2024, were $313, representing an increase of $127, compared to financial expenses of $186 for the three months ended September 30, 2023. The financial income, net for the nine months ended September 30, 2024, was $10,954 representing an increase of $14,122, compared to financial expenses of $3,168 for the nine months ended September 30, 2023. The increase in our financial expenses, net in the three months ended September 30, 2024, compared to the three months ended September 30, 2023 was mainly due to lower income from interest and a decrease in the revaluation of our loan and warrant. The increase in the financial income, net for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was due to income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under U.S. GAAP (as hereinafter defined).

Financial expenses, net primarily consists of credit facility interest expense, interest income from cash balances, revaluation of warrants, revaluation of short-term investments, bank charges, lease liability and foreign currency translation differences.

Income tax

Income from tax was $13 for the three months ended September 30, 2024, representing an increase of $13 as compared to $0 for the three months ended September 30, 2023. Our income tax for the nine months ended September 30, 2024, was $2,007 representing an increase of $2,007, compared to income tax of $0 for the nine months ended September 30, 2023. The increase in our income from tax was due to a change in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill.

Net loss

Net loss decreased by $3,402, or 21.6%, to $12,330 for the three months ended September 30, 2024, compared to a net loss of $15,732 for the three months ended September 30, 2023, and decreased by $12,027, or 26.6%, to $33,115 for the nine months ended September 30, 2024, compared to a net loss of $45,142 for the nine months ended September

30, 2023. The decrease in net loss for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was mainly due to the increase in our gross profit for the three months ended September 30, 2024. The decrease in net loss for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was mainly due to the increase in our financial income and gross profit for the nine months ended September 30, 2024.

The factors described above resulted in net loss attributable to common stockholders for the three and nine months ended September 30, 2024, amounted to $14,608 and $28,721, respectively, compared to net loss attributable to common stockholders of $16,904 and $48,005 for the three and nine months ended September 30, 2023.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30,
	(in thousands)
	2024	2023	$ Change
Net Loss Reconciliation
Net loss - as reported	$(12,330)	$(15,732)	$3,402

Adjustments
Depreciation and impairment expense	125	99	26
Amortization of acquired technology and brand	2,003	1,137	866
Other financial (income) expenses, net	313	186	127
Income tax	(13)	—	(13)

EBITDA	(9,902)	(14,310)	4,408

Acquisition costs	—	—	—
Stock-based compensation expenses	2,786	5,159	(2,373)

Non-GAAP adjusted loss	$(7,116)	$(9,151)	$2,035

	Nine Months Ended September 30,
	(in thousands)
	2024	2023	$ Change
Net Loss Reconciliation
Net loss - as reported	$(33,115)	$(45,142)	$12,027

Adjustments
Depreciation and impairment expense	773	290	483
Amortization of acquired technology, brand and customer relationship	4,519	3,375	1,144
Other financial (income) expenses, net	(10,954)	3,168	(14,122)
Income tax	(2,007)	—	(2,007)

EBITDA	(40,784)	(38,309)	(2,475)

Acquisition costs	713	—	713
Stock-based compensation expenses	13,206	15,307	(2,101)

Non-GAAP adjusted loss	$(26,865)	$(23,002)	$(3,863)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of September 30, 2024, we had approximately $15,547 in cash and cash equivalents compared to $36,797 on December 31, 2023.

We have experienced cumulative losses of $378,082 since inception (August 11, 2011) through September 30, 2024, and have a stockholders’ equity of $58,511 as of September 30, 2024. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $264,601 and a credit facility of $25,564 as of September 30, 2024.

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

On June 25, 2024, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock, we filed a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B Preferred Stock (the “Series B Certificate of Designation”) and Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B-1 Preferred Stock, all with the Secretary of State of the State of Delaware (collectively, the “Certificates of Designation”).The Certificates of Designation were amended to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of Series B Certificate of Designation and Series B-1 Certificate of Designation will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

On September 11, 2024, upon obtaining the vote of a majority of the holders of the relevant class of preferred stock, we filed a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B-3 Preferred Stock with the Secretary of State of the State of Delaware (the “Series B-3 Certificate of Designation”). The Series B-3 Certificate of Designation was amended to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of Series B-3 Certificate of Designation will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

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

On June 25, 2024, the Company’s stockholders approved the Avenue Amendment and repricing of the Warrants to purchase up to 584,882 shares of Common Stock issued to the lenders on May 1, 2023 from an exercise price $3.334 per share, to $2.02 which was the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s Common Stock at a conversion price of $4.001.

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

There are no assurances, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

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

Cash Flows (dollar amounts in thousands)

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2024	2023
	$	$
Cash used in operating activities:	(31,830)	(23,038)
Cash used in investing activities:	(8,913)	(464)
Cash provided by financing activities:	20,206	18,253
	(20,537)	(5,249)

Net cash used in operating activities

Net cash used in operating activities was $31,830 for the nine months ended September 30, 2024, an increase of 38.2% compared to $23,038 used in operations for the same period in 2023. Cash used in operations increased mainly due to the increase in our operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $8,913 for the nine months ended September 30, 2024, compared to $464 net cash used in investing activities during the same period in 2023. The increase is mainly related to net fair value of assets acquired and liabilities assumed upon the acquisition of Twill during the nine months ended September 30, 2024, compared to the same period in 2023.

Net cash provided from financing activities

Net cash derived from financing activities was $20,206 for the nine months ended September 30, 2024, compared to $18,253 net cash used by financing activities during the same period in 2023. The increase is mainly due to proceeds from the issuance of preferred shares in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. As of September 30, 2024, our major customer accounted for 40.4% of our accounts receivable balance and, for the three and nine -month periods ended September 30, 2024, the customer accounted for 25.6% and 24.5%, respectively, of our revenue. If the customer were to terminate the agreement, or if we fail to adequately perform under the agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the multi front war Israel is currently facing.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our executive officers are residents of Israel, although the majority of our employees are located outside of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon has escalated to an armed conflict, which includes daily attacks on Israel.

Furthermore, certain of our employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. Many Israeli citizens who have served in the army are required to perform reserve duty until they reach the age of 40 or older, depending upon the nature of their military service. None of our executive officers have been called up for active military duty.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2024 through November 5, 2024, ranged from a high of $2.55 per share (on February 15, 2024) to a low of $0.78 per share (on September 4, 2024). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, if the stock price of our common stock continues to trade at its current level, it may imply as a negative indicator of the valuation of our intangible assets and our goodwill, which could result in an impairment for these assets.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On September 16, 2024, we received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as our closing bid price for our common stock was below $1.00 per share for the last 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar day compliance period, or until March 17, 2025, to regain compliance with the minimum bid price requirement. During the compliance period, our common stock will continue to be listed and traded on the Nasdaq Stock Market. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180-calendar day compliance period.

If we are not in compliance by March 17, 2025, we may be afforded a second 180-calendar day compliance period. To qualify for this additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting.

We intend to monitor the closing bid price of our common stock between now and March 17, 2025, and will consider available options to resolve our noncompliance with the minimum bid price requirement as may be necessary. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise be in compliance with other Nasdaq listing criteria.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2024, we issued an aggregate of 418,550 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 5. Other Information.

On November 4, 2024, our Compensation Committee approved  amendments to certain previously issued awards of restricted Common Stock in the aggregate amount of 68,750 and 250,000, respectively, granted to Mr. Erez Raphael, our Chief Executive Officer, and Mr. Zvi Ben David, our Chief Financial Officer, in the aggregate amount of 23,750 and 125,000, respectively, on May 18, 2022 and March 6, 2024 (collectively, the “Prior Awards”) to permit an immediate acceleration of the unvested portion of the Prior Awards in the event of change in control of the Company.

Item 6. Exhibits.

No.	Description of Exhibit
3.1

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-3 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 13, 2024).

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 7, 2024		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)