Form 10-K
period 2024-12-31
DarioHealth Corp.
filed 2025-03-10
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $31,031,352.

As of March 3, 2025, the registrant had outstanding 41,567,016 shares of common stock, $0.0001 par value per share.

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

When used in this Annual Report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware company, Twill, Inc., a Delaware company, Twill ISR Ltd, an Israeli company, and DarioHealth India Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica, and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Financial Position and Capital Requirements

●	Risks associated with our relatively new business;
●	our future capital needs and their potential impact on our existing stockholders;
●	our history of losses and stockholder’s inability to rely upon our historical operating performance;
●	our revenues are concentrated with a major customer, and our revenues may decrease significantly if we were to lose our major customer;

Risks Related to Our Business

●	the acceptance of our products in the market and our exposure to market trends;
●	our risks of basing our business on the sale of our principal technology;
●	our reliance on manufacturers and distributors;
●	the impact of a failure of our digital marketing efforts;
●	our reliance on the Apple App Store and Google’s Android platform;
●	the risks associated with conducting business internationally;
●	potential errors in our business processes and product offerings;
●	our reliance on the performance of key members of our management team and our need to attract highly skilled personnel;
●	the volatility of capital markets and other macroeconomic factors, including due to inflationary pressures, geopolitical tensions or the outbreak of hostilities or war;

Risks Related to Product Development and Regulatory Approval

●	the expense and time required to obtain regulatory clearance of our products;
●	our limited clinical studies and the susceptibility to varying interpretations of such studies;
●	our ability to complete clinical trials;
●	the failure to comply with the FDA’s Quality System Regulation or any applicable state equivalent;
●	our reliance on third parties to conduct clinical trial work;
●	the impact of legislation and federal, state and foreign laws on our business, including protecting the confidentiality of patient health information;
●	the potential impact of product liability suits;

Risks Related to Our Intellectual Property

●	the risks relating to obtaining or maintaining our intellectual property;
●	potential litigation relating to the protection of our intellectual property;
●	our limited foreign intellectual property rights;
●	Our reliance on confidentiality agreements and the difficulty in enforcing such agreements;

Risks Related to Our Industry

●	the intense competition we face in the markets we operate;
●	our need to respond quickly to technological developments;
●	the risks relating to obtaining or maintaining our intellectual property;
●	the risks relating to third-party payors not providing for adequate coverage and reimbursement for our products;

Risks Related to Our Operations in Israel

●	the risks relating to the political, economic and military instability that may exist in Israel;
●	our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the multi front war Israel is currently facing;
●	the potential for operations to be disrupted as a result of obligations of Israeli citizens to perform military service;
●	the difficulty in enforcing judgements against us or certain of our executive officers and directors;

Risks Related to the Ownership of Our Common Stock and Warrants

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	the ability for our officers, directors and founding stockholders to exert influence over our affairs;
●	the potential lack of liquidity, or volatility, of our common stock and warrants;
●	the impact of analysts not publishing research or reports about us;
●	the expense relating to our requirements as a U.S. public company;
●	the potential failure to maintain effective internal controls over financial reporting;
●	the existence of anti-takeover provisions in our charter documents and Delaware law; and
●	that we do not intend to pay dividends on our common stock.

PART I

Item 1.     Business Overview

We are a leading global digital health company with a mission to power the behavior changes that drive better health. We are committed to transforming healthcare by delivering a comprehensive and highly engaging whole-person health platform, which enables us to create a future where healthy change is effortless and accessible to all.

At the core of our mission and vision is engagement. We believe that most existing digital health solutions in the market fail to deliver improved health outcomes because users are not engaged due to a lack relevance, personalization, consumerization, and longitudinal data and information. We, and our acquired companies, first commercialized our digital behavioral health products in the direct-to-consumer (“D2C”) marketplace, and we continue to use the D2C marketplace as a sandbox and laboratory to innovation. These consumers pay for these digital health products out of their own pockets and are therefore the most value driven among all healthcare consumers. These consumers demanded that we deliver highly engaging user experiences that deliver strong clinical health outcomes for which consumers will pay. The bottom line is that if users are not engaged in digital solutions over a long period of time, they cannot change their behavior and they cannot get healthier – we first deliver engagement followed by sustained behavior change that then leads to measurable health outcomes and improvement. We believe that our D2C marketplace roots and continued focus delivers better user experiences, longer sustained engagement, stronger clinical outcomes, at the most affordable prices, that then delivers the highest return on investment (“ROI”) in the industry.

Our whole-person health model includes the following five elements:

1.	Physical Health: Focuses on the prevention, and treatment of physical ailments; primarily cardiometabolic and musculoskeletal conditions.
2.	Mental Health: Addresses emotional and psychological well-being, including stress management, as well as clinical anxiety, and depression across all levels of severity.
3.	Social and Environmental Factors: Considers influences like socioeconomic status, community resources, housing, and education.
4.	Individualized Care: Tailored user journey and care plans that respect personal goals, cultural values, and life circumstances.
5.	Integration of Clinical Services: Combines different healthcare providers and systems to deliver seamless care for both physical and mental health needs.

We have created our whole-person healthcare solution through both organic development and acquisitions of leading companies across several therapeutic areas. As a digital health consolidation leader, we have acquired companies that have spent over a decade and nearly $525 million, in combination with our own investment, to develop and deliver the most engaging whole-person health platform in the market to empower individuals to achieve their optimal health through data-driven, precision artificial intelligence (“AI”) personalized care solutions that integrate the management of physical and mental health needs.

Leveraging advanced analytics, data-driven AI precision and personalization, a deep understanding of consumer behavior, user-centric technology, and a holistic approach, we provide tailored interventions that meet the unique needs of each user to deliver the health industry’s highest levels of user activation and sustained engagement. Our digital self-care solutions ensure optimal levels of clinical outcomes with the highest levels of clinical efficacy by empowering users to overcome the psychological, social, and physical barriers to effective and sustainable behavior change.

With our whole-person digital health platform, we address a broad range of health needs, including chronic condition management (e.g., diabetes, hypertension, obesity, and musculoskeletal issues), behavioral health (e.g., stress, anxiety, and depression), and preventive care. By integrating digital therapeutics and well-being solutions with real-time data monitoring and access to professional care teams, we ensure an AI driven adaptive and continuous care experience that combines digital self-care, with virtual coaching, and virtual clinical care. As of 2024, our eligible user base spans millions of individuals worldwide, supported by partnerships with employers, health plans, pharmaceutical companies, and providers aiming to deliver instant access to the highest quality and most effective self-care and virtual human care that delivers the optimal level of clinical utilization to ensure the best value and outcomes to our users and customers.

Who We Serve

We serve four primary market segments that drive our business model. Our historic roots, as well as those of our largest acquisition, Twill, Inc. (“Twill”), began in the D2C market, which has forced us to create what we consider the industry’s most engaging and effective self-care whole-person digital health solutions; and we continue to operate in the D2C market in the U.S. by providing our chronic condition management and patient engagement solutions across many different health conditions. In addition, we use the D2C market as an innovation laboratory to develop and test new features and benefits to ensure that these innovations meet our high engagement and outcomes standards before deploying them in the business-to-business (“B2B”) market. From our D2C origins, Dario and Twill expanded into similar B2B market segments over the past seven years such that these market segments now represent three-fourths of our current revenues. These B2B market segments include medium-to-large employers, national and regional health plans, and global pharmaceutical companies.

Our medium-to-large employer market segment is focused on employers with over 1,000 employees and currently includes three of the five largest global technology companies and one of the two largest employers in the United States. In total, we had 53 employer customers in 2024. We seek to provide solutions to their employees that address the primary areas of health condition focus on by employers for meaningful costs savings that can deliver high and sustainable returns on investment, which can exceed 5:1. In this market segment, we go to market through a direct sales force, consultants, brokers, and channel partners that sell our solutions to their health plan and employer customers.

Our health plan customers include five of the nation’s largest organizations where we provide our solutions to their members both nationally and regionally. We have particularly specialized in providing its behavioral health offering to Medicare and Medicaid members, where we have established itself as the most engaging and effective solutions among these demographics. We are now leveraging this Medicare and Medicaid behavioral health specialty to expand access to its other chronic condition solutions to these populations. We go to market primarily through our own sales force and partners with large national health plans and other channel partners.

In 2018, Twill began to expand its offering to pharmaceutical companies, and in 2022 we entered into our first pharmaceutical company partnership. We now deliver these combined capabilities on our engagement platform to the pharmaceutical industry to provide three value propositions: 1) Top of the Funnel education and awareness to help companies find new patients for their treatments, 2) Mental and physical health support to improve medication adherence, persistence, and compliance, 3) Patient journey data analytics to better understand and target patients to get the right therapy to the right patient at the right time. We have provided our engagement platform services to a dozen global pharmaceutical companies across nearly as many medical conditions. We have a dedicated team with many years of experience selling into the pharmaceutical industry.

How We Generate Revenue

All of our customers have an interest in value-based health outcomes and care and have begun to work with us to align various types of outcomes with innovative revenue models. We differentiate ourselves versus our competitors by being willing to enter into risk-based agreements with performance guarantees that align the financial incentives with the employer, health plan, employee, plan member, and we deliver the best health outcomes at the most affordable price, thereby delivering the highest ROI. Across all market segments, we follow a digital health engagement platform subscription revenue model that is priced upon either a per user population basis (“PMPM”) or a per engaged user basis (“PEMPM”), and in some cases a customer may employee both pricing options together. These revenue models can also include milestone-based payments, as well as performance guarantees. Our digital health platform subscription model applies across our various product and therapeutic areas of focus.

We have the following product offerings with the engagement platform subscription revenue models:

Dario Connect (Well-being) – Our free D2C user engagement offering activates users, educates them, and encourages them to take the next best action on their patient journey. It is a digital front door to all other Dario products, as well as to our customer’s other digital offerings. For pharmaceutical companies, Dario Connect is used to create engaged communities around specific health conditions to increase awareness and education so that they will seek access to the most effective medication prescriptions. Previous claims-based analysis of script conversion completed by third parties demonstrated a 10:1 ROI for pharmaceutical companies who subscribed to this service. For pharmaceutical companies, their subscription fees are a function of the therapeutic area, the complexity of the patient journey, number of patients targeted, and platform configuration required to meet the needs of these patients. Among employers, this offering is used to increase access to our product benefits among non-employee dependents, and the payment for this service is included in the subscription for the primary product purchased for the various conditions addressed. For health plans, it provides support to patients across a broad array of medical conditions.

Dario Mind (Mental Health) – Our behavioral health offering decreases the symptoms of stress, anxiety, and depression by 25-30% in 8 weeks or less when used as directed. Many users will continue to use the product for many months and even years, with sustained engagement rates of close to 60% at 2 months, 40% at 12 months, and 30% at three years. Most of our customers see mental health condition prevalence among their employees at 20%. This is a digital first offering for empowered digital self-care that is then augmented with virtual coaching, and/or virtual clinical care from therapists and/or prescribers to address the needs of users across all levels of clinical severity. Customers can pay for digital self-care and virtual coaching on either a PMPM or PEMPM basis. When adding clinical care services, these can be paid for on a fee-for-service (“FFS”) basis, PMPM, or PEMPM basis, and is only offered through our B2B sales channel. We find prevalence of mental health conditions to be around 20% among employer and health plan populations, and more than 50% among some pharmaceutical company therapeutic areas of focus.

Dario Health (Diabetes) – Combining our proprietary glucometer as well as our Dario Health digital self-care application and virtual coaching, Dario Health for diabetes delivers the highest level of A1c reduction among the leading digital health companies focused on diabetes, of between 1.4 and 2.3 points, depending on the patients’ initial baseline. This is offered through both our D2C and B2B sales channels. In the B2B sales channel, we see prevalence of this condition between 8-10% for most employers and health plans. Studies completed with a top 20 pharmaceutical company using claims data suggested total medical cost savings for patients using this solution reaching $5,000 per year. Customers can pay for digital self-care and virtual coaching on either a PMPM or PEMPM basis.

Dario Health (Hypertension) – We include our own proprietary blood pressure cuff with our Digital Health self-care application and virtual coaching. Clinical research has demonstrated that more than two-thirds of users with Hypertension stage 1 levels experience a 13mmHg reduction in systolic blood pressure when used as directed. As hypertension is one of the most prevalent conditions among adults in the United States, we find that among health plans and employers this solution is useful to 35% or more of their employees and members. This is offered through both our D2C and B2B sales channels. Customers can pay for digital self-care and virtual coaching on either a PMPM or PEMPM basis.

Dario Health (Weight management and GLP-1) – 30.7% of the U.S. population is overweight with about 42.4% being obese, meaning they have a body-mass index (“BMI”) of 30 or greater, creating the greatest level of prevalence among all of our product offerings. The recent introduction of GLP-1 medication has also increased the interest in this solution. We believe that we have demonstrated that our digital self-care solution, with our proprietary weight scale, Dario Health app and virtual coaching, delivers the industry’s highest level of digital self-care weight loss, at 10%, over 12 months. By educating users and helping them change their diet, exercise, and sleep behaviors, users can keep the weight off. We have modified our core offering to complement GLP-1 onboarding and offboarding, as well as GLP-1 prescription services. We offer this through B2B sales channels. Customers can pay for digital self-care and virtual coaching on either a PMPM or PEMPM basis. In 2024, we provided our GLP-1 offering to 20% of our employer customers, and we expect this to increase due to the strong demand for GLP-1s among patients and employers.

Dario Move (MSK) – Pain is one of the primary reasons for employees missing work and it is one of the key drivers of healthcare costs. Dario Move focuses on improving posture to alleviate pain with its proprietary medical device used with its Dario Move application and virtual coaching. We find that prevalence among employers is nearly 25%. This solution is only sold on a B2B and D2C basis, and is generally combined with our other offerings, and can be paid for on either a PMPM or PEMPM basis.

Bundled Full-suite or Partial-suite – While any one of our solutions can be subscribed to individually, increasingly employers and health plans are seeking vendors who are no longer point solution providers but who can consolidate multiple condition offerings into a single offering with one simple price. To accommodate these market demands, we now increasingly provides subscriptions for its full-suite or partial-suite on a PMPM or PEMPM basis, where additional clinical network services can be added on either a FFS basis or added to the PMPM or PEMPM subscription pricing. As one of the only whole-person digital health companies with a full suite of cardiometabolic, behavioral health, and musculoskeletal solutions, we believe that we have a competitive advantage with our bundled offering.

Why We Have Confidence in Our Digital Offerings

We have developed a comprehensive body of research, encompassing over 90 studies, that have demonstrated the transformative potential of our digital health solutions in advancing clinical care. We believe that these findings emphasize the platform’s ability to deliver long-term sustainable outcomes, including durable results over three years, while showcasing scalability with outcomes for more than 100,000 members.

We have established ourselves as a pioneer in the digital health sector, being the first to analyze multi-condition impacts by exploring relationships such as blood glucose and blood pressure, as well as blood glucose and weight monitoring. This work spans diverse clinical domains, including diabetes, hypertension, weight loss, pain, depression, and anxiety. Among diabetes users, significant improvements were recorded, i.e. those with a baseline HbA1c greater than 9, with a 2.3-point reduction in HbA1c compared to a 1.8-point reduction among non-Dario users.

Additionally, our members achieved substantial cost savings of $5,077 per person annually, driven by reductions in all-cause healthcare resource utilization (“HCRU”) and office visit costs.

These outcomes are underpinned by the demonstrated effectiveness of behavioral engagement, which serves as a critical driver of improved clinical results. Collectively, these achievements position us as a leader in digital health, delivering enhanced care and meaningful economic value.

The following provides a summary of many of our clinical research findings that support our claims to improving user clinical, health, and economic outcomes.

•	28% reduction in depression and anxiety symptoms
•	2.0 reduction in A1c
•	10% reduction in weight
•	10% reduction in blood pressure
•	10% improvement in medication adherence
•	50% reduction in pain
•	$2,323 annual medical cost savings from behavioral interventions
•	$5,077 annual medical cost savings from cardiometabolic interventions

Competitive Strengths

Our competitive advantage has emerged from our founding roots as a D2C company, that required us to develop the most engaging self-care digital behavioral programs and medical devices. Over more than a decade and over $500 million investment in technology, we have completed over 90 studies on the various whole-person health offerings to demonstrate their first-in-class clinical and health outcomes that results for a combination of high levels of sustained user engagement and highly effective clinically validated behavior change. We expanded from our initial diabetes focus to now include hypertension, obesity, weight management, musculoskeletal pain, stress, anxiety, and depression, that are all offered from the same digital health platform and can be bundled together or sold individually. By collecting billions of data points across all these health conditions over a decade, we have developed and commercialized it AI driven personalization that magnifies all of our competitive advantages to deliver more valuable results for users and customers. Claim-based analysis of our users has shown that we generate the highest ROI for its customers, whether they be employers, health plans, or pharmaceutical companies.

D2C Roots Ensured Highest Levels of Engagement

Unlike most of our competitors, we have always operated in the D2C market, and we continue to operate in both the D2C market as well as the B2B market, where the former drives rapid innovation cycles that require accelerated deployment of new features that can then be provided to our B2B customers. This ensures that our whole-person health platform continues to be highly intuitive and engaging so that it drives high user satisfaction and sustained engagement, ensuring better adherence to care plans that deliver the highest levels of quality outcomes and the industry’s leading ROI. Across all our offerings, we have had over 5 million users with billions of datapoints that have enabled the company to A/B test thousands of product features and functions and measure which deliver the highest levels of engagement.

Clinical Validation of The Highest Levels of Health Outcomes

Over more than a decade, we have completed over 90 randomized controlled trials (“RCTs”), real-world evidence studies (“RWE”), observational studies, interventional studies, and insurance-claims-based analysis. These have demonstrated our ability to generate best-in-class clinical and economic outcomes. Such studies provide the supporting evidence and confidence for us to provide at-risk offerings, performance guarantees, and value-based care.

Integrated Whole-Person Digital Health Platform

During the past five years, employers, health plans, healthcare providers, and pharmaceutical companies have expressed “point solution fatigue,” and have begun to prune the number of point solutions vendors and instead consolidate their digital health offering with vendors that provide a whole-person portfolio that covers all the major health conditions that drive their healthcare spending. Our whole-person digital health platform addresses these primary therapeutic areas of focus among employers, health plans, health systems, and pharmaceutical companies. These include all areas of cardiometabolic health (e.g., diabetes, hypertension, overweight/obesity), behavioral health (e.g., stress, anxiety, and depression), and musculoskeletal pain. In addition, we are partnering with clinical healthcare provides to provide virtual clinical care to its digital health offerings and virtual coaching. By integrating all these onto its whole-person digital health platform, it enables a hyper personalized, seamless, and individualized experience across all relevant health needs that ensure high levels of user engagement to deliver robust clinical outcomes that exceed those of nearly all competitors across all medical conditions.

AI and Data-Driven Personalization

Our proprietary AI and machine learning algorithms deliver highly personalized health insights and interventions, ensuring relevance and efficacy for each user. These were developed initially based upon our D2C experience with millions of users who pay out-of-pocket for our digital self-care solutions. By leveraging billions of data points with our D2C offering, we optimize our user recruitment, activation, and engagement algorithms for first-in-class engagement. Dario applies its AI, developed in the D2C market, to its B2B businesses to optimize the B2B businesses to enable Dario to outperform competitors in each market segment in engaging users and delivering valuable outcomes.

The Industries Highest ROIs

We have done claims-based analysis of our various offerings with its customers to measure the medical and economic outcomes that results from using its whole-person digital health offerings. These studies support our claims for providing the digital health industry’s strongest ROIs by decreasing medical costs, increasing medication adherence, and activating and engagement users in the healthcare system more effectively than alternatives. In addition, our offerings deliver impressive improvements in worker productivity by decreasing absenteeism, presenteeism, and healthy engagement in work. The key to these costs savings is that we collaborate with employers, payers, pharmaceutical companies, and providers to deliver comprehensive care solutions and improve accessibility. Across all these market segments, we power behavior change by providing digital first self-care, complemented with virtual coaching care, and then the optimal level of clinical care delivered through our clinical provider partners to accelerate access to care and improved whole-person health outcomes, at the lowest possible cost.

Our Growth Strategies

We have four core growth strategies that leverage all aspects of our whole-person digital health platform. After the acquisition of Twill in 2024 and integrating its commercial offerings and technological platform with ours, we are now prepared in 2025 to execute our growth strategies to both drive top line growth and to do so with greater operating efficiency that we believe will enable profitable growth.

Dario Health Comprehensive Cardiometabolic Health

Our core offering is our Dario Health cardiometabolic suite that provides FDA cleared devices and a digital behavioral health experience that enables users to decrease the symptoms of hypertension, diabetes, and obesity. Our primary market for this offering are medium-to-large sized employers that are seeking to control their chronic disease healthcare spending. We also work with large regional health plans to provide this offering to their members and self-insured employer customers. We provide virtual coaching to all of these users and provides access to virtual clinical services to these users as well. We find that among employees for most employers, the prevalence of diabetes is about 10%, while hypertension is 35%, and obesity and being overweight is between 35-75%.

Dario Connect is offered with Dario Health as a free digital experience that engages users across many different medical conditions. Users of Dario Connect participate in digital communities to learn more about their health condition, treatment options, learn from healthcare experts, including clinicians, and explore ways that they can improve their overall health. Dario Connect acts as a gateway and digital front door to get access to all of our whole-person digital offerings, as well as to get access to our customer products and services. Among employer customers, Dario Connect is how non-employee dependent learn about health care benefits they have access to and can access those benefits. Users can also get access to our virtual clinic partners and services through Dario Connect. Dario Connect is also the product that we configure for pharmaceutical companies to provide Top of Funnel awareness campaigns to help them find new patients.

Dario Mind Comprehensive Behavior Health

We have expanded our Dario Mind offering to include not only the industry leading self-care digital mental health application to decrease the symptoms of stress, anxiety, and depression, but also to provide access to virtual coaching, and virtual clinical services including virtual therapy and virtual clinical consultations, prescribing, and medication management. We are the only provider in the market with a comprehensive whole-person digital health offering supported by RCTs that demonstrate the clinical efficacy of its digital cognitive behavioral therapy (“CBT”) and mindfulness interventions. This offering has been deployed globally in 10 different languages among some of the world’s largest employers and health plans. We find that among most of our employer clients, over 20% will have a meaningful mental health challenge that require some level of treatment and support that Dario Mind can provide. In addition, we have several large pharmaceutical companies that provide Dario Mind to patients to address their comorbid stress, anxiety, and depression associated with their underlying medical condition. By addressing these symptoms, and providing imbedded psychoeducation about their condition, we have seen medication adherence rates increase by 10-20% over 6–12-month periods.

Bundled Full Suite Offering for Body and Mind

We offer the most comprehensive whole-person digital health offering in the market and can offer it as a bundled full-suite offering to employers and health plans where these customers can pay for the full bundle under any one of several revenue models such as PMPM, PEMPM, and milestone value-based. This full suite bundle includes Dario Mind, Dario Health, Dario Connect, and Dario Move. When pricing the full bundle, we price this based upon expected prevalence, engagement, outcomes for each component of the full bundle. By so doing, we believe that we can achieve meaningful economies of scale related cost savings that it can pass on to our customers and thereby deliver industry leading ROIs.

GLP-1 Opportunities with Employers and Pharmaceutical Companies

According to the Center for Disease Control (the “CDC”), 42.4% of Americans meet the BMI level of 30 for an obesity diagnosis. In the past few years, pharmaceutical companies like Eli Lilly and Novo Nordisk have launched expensive, blockbuster GLP-1 drugs for patient who have been diagnosed as obese that have demonstrated the ability to decrease BMI by 10-20%. Due to the success of these drugs in decreasing BMI, there are now nearly 100 drugs in the pipeline among these two pharmaceutical companies and their competitors that address many of the side effects that these drugs have with regards to tolerability, fatigue, and muscle loss. Research indicates that 26.2% of patients discontinue GLP-1s at 3 months, with an additional 30.8 doing so at 6 mots, and 36.5% at 12 months; with only 25% remaining on the medication after two years. Once a patient discontinues use of the GLP-1, the typical patient regained two-thirds of their weight within one year. For this reason, employers are eager to have their employees engaged in an effective digital behavioral health program while they are on a GLP-1 that will in crease their weight loss while on the medication and keep the weight off after discontinuation by helping the patient develop new, sustainable healthy habits. Presently, 20% of our employer customers now subscribe to its GLP-1 offering, and we see this as an important growth engine in the future. We have also found interest among pharmaceutical companies in providing our GLP-1 solution so support patients on their medication in developing healthy habits to improve outcomes.

Dario Flywheel Integrates All These Growth Strategies

Our strategy is to integrate all these growth strategies into a united whole through its flywheel as diagramed below, which shows how its B2B and D2C strategies feed one another to create greater value as follows:

More B2B Clients: By getting more B2B customers it increases the number of users on the platform, which increases the data collected and used, increases the value to third-party and inhouse virtual clinical care networks, increases cross condition and cross client monetization, such as from behavior health to cardiometabolic health, which increases the average revenue per user, and then increases the D2C users and value.

More Users: User come from both our B2B and D2C market strategies, which drives our data driven innovation, and our value to virtual human care services.

More Value Per User: Data and associated AI, machine learning and analytics is what drives improved personalized user experience, which drives better outcomes, increased trust, more clients, and more users. In addition, our whole-person health model creates more value per user by providing access to different kinds of care and access to virtual clinical care.

Better Health Outcomes: As the users increase, the clients increase, the data increases with greater personalization, and expanded access to virtual human care, users achieve better health outcomes, that increase trust among both customers and users, which then increases the data, cross condition referrals.

Sales and Marketing

We employ a multi-channel sales and marketing approach designed to effectively reach diverse stakeholders.

Employer Sales

We employ a hybrid approach to the employer market due to its size and complexity. This means that it works with brokers and consultants as well as employing a direct sales force. Most medium-to-large employers go through a two-to-three-year request for proposal (“RFP”) cycle where they evaluate digital health vendors to select new ones based upon the value of their offering. Our value proposition with employers is to engage their employees at the highest levels, with effective, evidenced-based behavioral interventions that deliver meaningful clinical outcomes, and show compelling evidence of ROI at twice the industry average. We can contract directly with an employer or enable the employer to leverage their existing health plan benefits to pay for our services.

Health Plan Integration

We partner with payers to integrate our solutions into their benefit plan offerings. We can also provide our services on either a direct basis or through its claims-based billing. Health plans are a channel to employers as well as a channel to Medicare Advantage members. We have our own direct-to-health plan sales force but will also leverage consultants and brokers where appropriate. Marketing is focused on industry conferences, and highly targeted outreach.

Pharmaceutical Sales and Marketing

Many pharmaceutical companies work with consultants to identify how they can leverage digital health to complement and provide companion digital health services to support patients on their medications or to find new patients for their medications. We will often work with these consultants to design solutions with its engagement platform for their pharmaceutical clients. In addition, our pharma sales team will reach out to executives at pharmaceutical companies in the targeted areas we have identified to market and sell subscriptions to its engagement platform to these companies. Its primary areas of focus are oncology, rare disease, cardiometabolic health, dermatology, and mental health.

Dario AI Creating a Hyper-personalized Digital Health Future

We are successfully integrating AI to enhance patient care, streamline operations, and drive continuous innovation on its whole-person digital health platform. Our mission has been to empower individuals with personalized, data-driven health solutions while continuously improving clinical outcomes and healthcare efficiency. AI has been instrumental in harnessing the power of data to deliver precise, proactive, and personalized care.

We employ curated generative AI models trained on our decade of user journey data on millions of users and large content library to derive proprietary insights not otherwise attainable from publicly available data to drive significant competitive advantages in engagement, clinical and financial outcomes. We apply these insights to the Dario experience to create a sustainable competitive advantage.

Data and AI as a Strategic Asset

We, along with Twill (formerly a standalone entity before being acquired by us), has built an extensive repository of health data over a cumulative 25 years. This wealth of information serves as a critical asset, fueling AI-driven insights that enhance decision-making, predict health risks, and optimize patient engagement. Our proprietary datasets span multiple health conditions, providing a unique foundation for developing advanced AI models tailored to real-world patient needs.

25 Years of Cumulative Experience, With Billions of Proprietary Data Points

Our AI capabilities are built upon a rich foundation of proprietary data and research, including:

•	Large available member datasets: Billions of data points from providing its products to over 5 million users over a cumulative 25 years.
•	Multi-condition focus: Addressing multiple therapeutic areas Cardiometabolic (diabetes, hypertension, weight management), Behavioral Health (stress, anxiety, depression), and musculoskeletal pain with over 75 million physical and behavioral health measurements collected through our medical devices and tens of billions of data points through its applications.
•	Uniquely matched datasets: Enriched with metadata such as biomedical and behavioral, as well as location, nutrition, and other timely and relevant health information for deeper insights.
•	Extensive AI research: Over 7 years of AI advancements, including the development of large language models, conversational AI chatbot, and advanced machine learning and deep learning algorithms, delivering over 15 million behavioral health interventions and 25 million digital behavioral health virtual coaching interactions.
•	Direct access to claims data: Utilized on an anonymized basis in-house to train proprietary models for optimized care delivery and outcomes.
•	Open architecture: Enabling integration with client-provided care modalities, seamlessly connecting them to Dario’s digital care pathways.

Our AI strategy has three primary pillars:

1.	Operational Efficiency and Simplification: Optimizing workflows, reducing administrative burdens, and enhancing operational efficiency to drive better healthcare outcomes.
2.	Whole-Person Patient Care: Expanding our product offerings to provide the most comprehensive and personalized care experience for every individual from digital self-care to virtual clinical care.
3.	Curated generative AI: Leveraging a cumulative 25 years of proprietary data collection and content creation to develop a unique generative AI model tailored to personalized care in a highly regulated healthcare environment. Recent advancements in AI model training, particularly in reducing hardware costs, serve as a significant accelerator for Dario’s curated generative AI. These developments enable us to scale and refine our AI models more efficiently, further enhancing predictive accuracy and real-time personalization.
1.	Operational Efficiency and Simplification

Our AI has been instrumental in improving operational efficiency across multiple functions, enhancing productivity, automating routine tasks, and optimizing decision-making processes. Specific applications include:

•	High-Quality Content Creation: AI-driven tools assist in generating engaging, evidence-based health content, improving efficiency and consistency.
•	Culturally Adapted Content Translation: Custom trained generative AI models based on our vast content library in more than 10 languages enable automatic translation of new content that maintains a consistent tone of voice and cultural sensitivities across all languages.
•	Software Development: AI accelerates software development by optimizing code generation, debugging, and deployment processes.
•	Member Services: Deploy AI-powered automation to optimize member engagement, enhance customer support, improve response times and member satisfaction.
•	Product Management: Enables data-driven product decisions, enhancing usability and personalization.
•	Human Resources (HR): Improve recruitment, employee engagement, and workforce planning, streamlining HR processes.
•	Finance: Optimize financial operations, forecasting, and risk management, reducing manual efforts and improving accuracy.
•	Internal Knowledge Retrieval: Retrieval-Augmented Generation (“RAG”) used to facilitate seamless access to organizational knowledge, enabling employees to quickly find relevant data, policies, and historical insights for improved decision-making and efficiency.

Our AI development and adoption is enabling us to reduce operating expenses. Looking ahead, we expect ongoing AI advancements to drive an additional efficiency gains in the next few years, further reducing costs and improving user experience, customer service, innovation, and value.

2.	Curated Generative AI

We are pioneering a proprietary generative AI model today, which delivers highly personalized care solutions in a tightly regulated healthcare environment. Our advancements in AI model training reduce hardware dependency and costs and further accelerate the scalability and performance of curated generative AI. RAG represents a key component of this model that enhances generative AI by integrating real-time, domain-specific proprietary data retrieval, which represents a proprietary advantage.

•	Context-Aware Generative AI – Our RAG engine enhances AI-generated content by incorporating the latest medical insights, ensuring accuracy and relevance.
•	Unique and Certified Data - Unlike generic GenAI models relying on publicly available internet data, our generative AI is built upon a unique, healthcare-intelligent, and certified dataset.
•	Healthcare-Specific Intelligence – Our generative AI integrates domain-specific knowledge, ensuring high accuracy and contextual relevance for patient care applications.
•	Regulatory Compliance – We designed our RAG to adhere to strict healthcare regulations. As such, we supports safe, ethical, and privacy-compliant AI-driven health solutions.
•	Commitment to Ethical AI - We prioritize fairness, transparency, and ethical AI development in all our models.
•	Regulatory Adherence - Our AI systems comply with healthcare regulations, including Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the EU General Data Protection Regulation (“GDPR”), ensuring data security and patient privacy.
•	Bias Mitigation - Continuous refinement of AI models help minimize bias, improving accuracy and equitable healthcare delivery.
•	Patient Trust - AI systems are built with patient trust in mind, ensuring that AI-driven insights enhance rather than replace clinical decision-making.
3.	Whole-Person Patient Care

Our AI-powered solutions enhance patient engagement, provide predictive analytics, and deliver personalized treatment plans. AI applications in patient care include:

•	Personalized Digital Therapeutics: AI-powered algorithms tailor interventions based on individual health data, improving adherence and engagement.
•	Predictive Analytics for Chronic Disease Management: Our predictive model for blood glucose levels demonstrates over 90% accuracy, which can support efforts to guide user behaviors to engage in timely interventions and proactive treatment in cases where early warning signs can ameliorate health deterioration.
•	Automated Coaching and Behavioral Insights: AI-driven behavioral coaching adapts to users in real-time, enhancing self-management and lifestyle modifications.
•	Clinical Decision Support: AI enhances provider decision-making by surfacing actionable insights based upon algorithms that are based upon vast data sources that enhance clinical judgments.
•	Recommendation Engine Optimization: AI-driven recommendation systems refine patient treatment strategies, enhance engagement and improve health outcomes.

On Dario’s AI Roadmap

In 2025, we plan to widen and deepen its utilization of AI in the following four areas:

•	GLP-1 optimization: Utilize AI-powered models to predict members’ level of adherence to GLP-1 prescription prior to prescribing and their level of success in maintaining outcomes post GLP-1 off-boarding. This capability will allow Dario to intelligently prioritize prescriptions over other weight loss and behavior change programs.
•	Advancing RAG-powered Generative AI: Refining AI-driven personalized healthcare by integrating real-time monitoring, improving predictive accuracy, and adapting models to personalized treatment plans.

Leveraging reinforcement learning enables continuous AI improvements based on patient feedback and outcomes.
•	Operational Efficiency and Simplification: We have several productivity initiatives in multiple areas such as Product Management, Member Services, and Human Resources.

Competition

We operate in a highly competitive digital health market, characterized by rapid innovation and evolving consumer expectations. During the past five years, employers and health plans have expressed “point-solution fatigue” and have begun to decrease the number of their point-solution digital health vendors, and to consolidate their digital health vendors among those that provide multiple, integrated offerings. This has driven substantial industry consolidation and has enabled us to differentiate itself as a consolidation leader among competitors as it provides a whole-person health care solutions covering six different medical conditions.

We see two primary dimensions emerging: economies of scale and economies of scope. The first dimension is an increased focus on ROI driving by economies of scale. Recent surveys of employer’s priorities indicates that they want digital health solutions that have much lower costs that can be broadly deployed among their populations and deliver much higher ROIs than they have accepted in the past. A 2:1 ROI is no longer adequate to meet the needs of employers and health plans. For this reason, we have leveraged our AI investments, superior user engagement, highly effective user behavior change, and access to virtual digital care and services to deliver the highest ROIs in the industry that generally exceed 5:1.

The second dimension is driven by economies of scope that increases simplicity by decreasing the number of digital health vendor that deliver an increasingly broad scope of digital health offerings. This simplifies contracting, reporting, value creation, access to users, and the creation of value for users, employers, and health plans.

With these two emerging value creation dimensions that are driving competitive advantage, we see the following companies as its primary competitors:

Broad-based Digital Health Platforms

Companies such as Teladoc Health, Inc. and MDLive, an Evernorth company, offer a full array of integrated virtual care solutions for primary care, chronic and behavioral health. While these companies have both scale and scope, they have not yet developed an operating model that deliver their services profitably at scale.

Cardiometabolic Health Platforms

There are other more narrowly focused companies such as Omada Health, Inc., Vida Health, Inc., Virta Health Corp, and Welldoc, Inc. that focus on the B2B market. And other D2C oriented companies such as Ro, Inc., Hims & Hers, Inc., Weight Watchers International, Inc., and Noom, Inc., that compete with us in the cardiometabolic and GLP-1 space. Most of these companies lack the whole-personal digital health scope that we offer, and still deliver ROIs that are half of what customers expect and demand.

Behavioral Health Providers

Specialized mental health platforms like Spring Care, Inc., Lyra Health, Inc., Headspace, Inc., BetterHelp, Inc. (a division of Teladoc), Calm.com, Inc., and Talkspace, Inc., compete in the B2B behavioral health marketplace. All these companies focus narrowly on behavioral health with no plans to expand their scope to include additional chronic disease conditions.

Wearable Technology Firm

While we integrate with many wearable technology firm’s devices from companies such as Fitbit, Garmin, and Apple, these companies also provide some D2C offerings that could be considered as competitors to our D2C products. However, these companies do not truly compete in the B2B employer, health plan, and pharmaceutical marketplace with competitive comprehensive behavioral and cardiometabolic offerings. As such, we do not see these companies are true competitors.

Traditional Healthcare Systems and Health Plans

While many health systems may have their own home-grown solutions for many of the conditions that we address, few really provide a commercially competitive offering beyond their own network. The same is generally true for most health plans, which primarily focus on vendors like us to provide chronic and behavioral health solutions to their members.

Given this competitive landscape, we differentiate ourself through our integrated whole-person health approach, AI and data-driven personalization, and commitment to user-centric design to deliver industry leading levels of sustained user engagement. Our focus on measurable outcomes and strong partnerships positions us as a leader in the digital health market that can deliver the economies of scale and scope that delivers the highest ROI and easiest delivery of its individual or bundled solutions.

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

In November 2024, we announced the signing of four contracts with self-insured employers that are expected to go live in the first quarter of 2025. The contracts span across the full suite of our platform, with no one opting for a single condition, showing evidence of the value of a multi-condition offering.

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

In April 2024, we announced new research published in the leading peer-reviewed journal for digital health and medicine, JMIR, demonstrating a clinically significant reduction in blood glucose levels for members using Dario to manage weight alongside diabetes.

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

New Regional Health Plan, Expanding Reach in Medicaid Population

In October 2024, we announced a new contract with a regional health plan in the Medicaid space, which has launched with the full suite of cardiometabolic solutions. Starting with an initial pilot program, we will work closely with the health plan to bring its proven solutions to the plan's population, which includes nearly 10,000 Medicaid members.

Pharma Collaborations with Global Pharma Leader to Enhance User Engagement

In November 2024, we announced a new collaboration with a pharma company that will utilize Dario Connect (formerly Twill Care) among their patient populations to further their direct-to-consumer efforts using our refined engagement and navigation technologies. In an effort to strengthen and expand connections across patient populations that are candidates for a new drug to treat psoriasis, a top pharmaceutical company chose us to pilot a cutting-edge initiative aimed to help onboard patients that will engage with the drug via the platform. This collaboration is designed to collect critical insights on patient outcomes and drug effectiveness, with Dario Connect's innovative community-building capabilities playing a key role in enhancing patient engagement.

GLP-1 Solution with Prescribing Capabilities through Collaboration with MediOrbis LLC, Targeting Employers and Direct-to-Consumer Markets

In January 2025, we announced a collaboration with MediOrbis, a multi-specialty digital health provider, to add prescribing capabilities to our GLP-1 behavior change solution for a comprehensive medical weight loss program. This strategic addition creates a fully integrated solution for employers covering weight-loss medications and supports direct-to-consumer offerings, expanding our addressable market in one of the fastest-growing segments of digital health.

Sanofi

On November 26, 2024, we were notified of the termination of the Amended and Restated Exclusive Preferred Partner, Co-Promotion, Development and License Agreement with Sanofi U.S. Services Inc. (“Sanofi”), dated July 10, 2023, which was originally executed on February 28, 2022. On December 4, 2024, we transitioned our relationship with Sanofi and entered into a services agreement. Pursuant to the services agreement, we will configure our Twill Care platform for Sanofi and transition the relationship to a recuring revenue model.

Rula Health

In March 2025, we announced a strategic collaboration with Path CCM, Inc. d/b/a Rula Health ("Rula”), a leading provider of high-quality behavioral health services, to expand access to mental health support for employers and their workforce nationwide. Through this strategic collaboration, we will have exposure to Rula’s extensive network of over 15,000 providers. By leveraging Rula’s high-quality provider network with extensive coverage, we will offer an “easy button” solution for employers looking to implement behavioral health support seamlessly within their existing benefits structure.

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

Methods: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active T2D users that continuously measured their blood glucose using DarioTM BGMS during the full year of 2017 was evaluated. The study assessed the ratio of high (180-400 mg/dL) and hyperglycemic (>400mg/dL) blood glucose readings during full year of 2017 as recorded in the database. The average of high and hyperglycemic glucose readings were calculated in periods of 30-60, 60-90, 90-120, 120-150, 150-180, 180-210, 210-240, 240-270, 270-300, 300-330, 330-360 days and compared to first 30 days as a starting point of analysis.

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

T2D Users of Dario Digital Diabetes Management System Experience an Increase of in-range Glucose Levels Linked to App Engagement

Relative Increase of 10 % In-range linked to App engagement

Methods: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active T2D users (>15 measurements per month on average) was evaluated. The study assessed the ratio of in-range blood glucose readings (70-140 mg/dL) as a function of App engagement level for 6 months as recorded in the database compared to first 30 days as a starting point of analysis.

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

In August 2019 another study was presented at the AADE 2019 in Atlanta. The study evaluated the “Impact of Digital Intervention on In-range Glucose Levels in Users with Diabetes.” The study results showed 6% improvement in average blood glucose levels over 3 months intervention program for a group of 162 users. A 39% increase in the in-range (80-130 mg/dL; <180mg/dL post-meal) measurements was observed in a subgroup of 101 patients who started with average blood glucose levels of over 140mg/dL. In November 2019, another analysis was presented in Diabetes Technology conference “The Effect of Digital Intervention on Glycemic Control in Users with Diabetes” looking on total in-range measurements ratio 70-180 mg/dL showing increase of 19% following 3 months on the Dario Engage platform.

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

Methods: A retrospective study of high-risk users (BG avg >180 mg/dL equivalent to e A1c 8.0) 2 with type 2 diabetes that measured their blood glucose using the Dario® platform database over two consecutive years was performed. The minimum engagement level for inclusion was at least two blood glucose measurements per day on average taken in Month 1 and Month 24. Actual blood glucose readings were taken by the Dario meter and loaded into the cloud database. These were evaluated for the blood glucose average (“BGavg”), estimated A1c (eA1c) values and glycemic variability (by Standard Deviation; SD) following 24 months compared to the first month (baseline).

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

In August 2020, we presented an additional clinical study at the Virtual Association of Diabetes Care and Education Specialists (ADCES) conference. The presented observational study data demonstrated better glycemic and blood pressure control. Patients using an integrated chronic disease management digital platform have the potential to improve user activation which may assist to better manage their blood glucose and blood pressure levels and sustain behavioral change.

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

Methods: A retrospective data evaluation study was performed on the DarioTM cloud database. A population of active users that measured both blood pressure and blood glucose for at least 3 months was observed. Blood pressure and blood glucose levels were evaluated. First month measuring on Dario platform was used as study baseline. Clinical outcomes examined were blood pressure values, percentage of blood pressure categories, BGavg and high blood glucose readings (>250 mg/dL, >400 mg/dL) ratios.

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

In November 2020, we presented additional clinical study data at the Virtual Diabetes Technology Society (“DTS”) meeting.

The Effect of a Digital Therapeutic Platform on Glycemic Control in Adults above Age 65 with Type 2 Diabetes.

This study showed reduction of 13% blood glucose average in age group ≥65 (N=298) at six months sustained for 12 months, and reduction of 38.1% in high readings ratio (>250 mg/dL) in the ≥65 age group at six months and by 41.5% at 12 months.

In February 2021 we published in the first time in a peer-reviewed journal “Journal of Medical Internet research (JMIR) Diabetes”, the article:

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

Methods: In this study (ClinicalTrials.gov: NCT04057248), 12 participants with baseline HbA1c >8.5% were provided with Dario digital therapeutic platform (connected blood glucose meter, test strips, mobile app and access to live certified diabetes care and education specialist (“CDCES”)). At both study enrollment and completion, participants completed blood testing and a satisfaction report. During 3-month intervention, participants tracked their blood glucose levels through the app and were routinely contacted by CDCES. Clinical outcomes and self reported data before and after intervention were compared.

Results:

●	Significant reduction in lab values such as HbA1C (2 points), Fasting Blood Glucose (18%) and BMI (10%)
●	Statistically significant improvement in glucose variability (21%)
●	Significant improvement in self-reported evaluation in weight and glucose control satisfaction
●	Weekly engagement with CDCES predicted reduction of participants’ GV during the following week

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

Results: A group of total 9794 users who had enrolled in a membership for 6 months or longer was evaluated. The digital engagement was improved. The ratio of measurements logged with context (fasting, pre-meal, post-meal, bedtime) was increased significantly by 56% in the first month following product modification on average (51.3%. vs. 32.8%) (P<0.001). Differences in the level of digital engagement remained stable over a 6-month period. The average number of days between measurements, i.e. “recency” decreased by 21% on average (2.71 vs. 3.45). Average ratios of high readings (180-400 mg/dL) were reduced by 12% on average over six months.

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

Results: For 11,101 users, the average ratio of target range readings (70-180 mg/dL) was significantly increased from 28.4% to 54.8% (P<0.001). Average high events ratio (>180 mg/dL) was significantly reduced from 71.3% to 44.4% over a full year usage (P<0.001). The change appeared in the earliest months and was maintained over a year. Average number of days between measurements, i.e., “recency” was 3.3 days. A subset of Spanish language app users (N=169) was also evaluated, and comparable trends were observed. Matching Census.gov data on study population showed that 20% of users resided in low-income zip codes, 70% in middle and 10% in upper income zip codes.

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

Methods: In this retrospective, real-world case-control study, we extracted the data of 269 people with T2D who tracked their BG levels using the Dario digital platform for a chronic condition. We analyzed the digital data of the users who, in addition to BG, monitored their BP using the same app (BP-monitoring [BPM] group, n=137) 6 months before and after starting their BP monitoring. Propensity score matching established a control group, no blood pressure monitoring (NBPM, n=132), matched on demographic and baseline clinical measures to the BPM group. A piecewise mixed model was used for analyzing the time trajectories of BG, BP, and their lagged association

Results: Analysis revealed a significant difference in BG time trajectories associated with BP monitoring in BPM and NBPM groups (t=–2.12, P=.03). The BPM group demonstrated BG reduction improvement in the monthly average BG levels during the first 6 months (t=–3.57, P<.001), while BG did not change for the NBPM group (t=0.39, P=.70). Both groups showed similarly stable BG time trajectories (B=0.98, t=1.16, P=.25) before starting the use of the BP-monitoring system. In addition, the BPM group showed a significant reduction in systolic (t=–6.42, P<.001) and diastolic (t=–

4.80, P<.001) BP during the first 6 months of BP monitoring. Finally, BG levels were positively associated with systolic (B=0.24, t=2.77, P=.001) and diastolic (B=0.30, t=2.41, P=.02) BP.

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

In August 2022, we published in the first-time two retrospective data analysis on behavioral health outcomes, Depression and Anxiety in the American Psychology Association (the “APA”).

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

In September 2022, a retrospective data analysis study was published in “International Association for the Study of Pain” large conference.

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

Methods: This retrospective real-world evidence study followed 981 users who used the UpRight posture biofeedback platform. Piecewise mixed models were used for modeling the two-stage trajectory of pain levels, perceived posture quality, and weekly training duration following an 8-week biofeedback training. Also, the mediation effect of perceived posture quality on the analgeic effect of training duration was tested using Monte Carlo simulations based on lagged effect mixed models.

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

In August 2023, we presented an additional clinical study on the benefits of engagement with a digital therapeutic for better clinical outcomes at the ADCES conference.

Users managing Diabetes with Large-scale Digital Therapeutics Platform Experience a Change in Blood Glucose and Engagement Over Two Years.

The present study demonstrates the benefits of engagement with a digital therapeutic platform for diabetes management in high-risk patients, demonstrating an improvement in glycemic outcomes and sustainment for a significant period.

Methods: A retrospective real-world data study was performed on the Dario database. The current sample is based on active users since 2019 with at least two months measurements for two years. Engagement was assessed by BG and weight measurements. Clinical outcomes assessed were average BG and high readings (>180mg/dL) ratios. Linear mixed effects models investigated changes in engagement and clinical outcomes.

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

In November 2023, we presented additional clinical study data at the virtual DTS meeting that investigated the association between monthly aggregated blood glucose measurements and walking activity (number of steps).

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

Three studies were presented by Sanofi at the 83th ADA conference:

Impact of Digital Diabetes Solution on Glycemic Control in Adults with Type 2 Diabetes Mellitus in the United States—A Retrospective Cohort Study

The study showed adults with uncontrolled T2DM using DDS had better outcomes at 6 months, with more significant HbA1c reductions than matched nonusers across various BL HbA1c levels, showing incremental improvements to usual care.

Methods: This retrospective cohort study included adults with T2DM with a baseline (BL) HbA1c ≥7% who used DDS (users) or received usual care (nonusers) between January 1, 2017, to October 31, 2021. BL period was 1 year before index date (first DDS registration [users] or first claim date in the quarter [nonusers]); follow-up period was 6 months. DDS user and nonuser cohorts were matched 1:3 using exact and propensity score matching. Primary endpoint was change in HbA1c from BL to 6 months, with subgroup analyses of patients (pts) with BL HbA1c >7.5%, >8%, >9%, and ≥1% drop from BL. Difference-in-difference results are reported using least squares (LS) means from linear models.

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

Three posters were published at AMCP-Nexus, in October 2023:

The impact of a digital health technology on healthcare quality measures and clinical outcomes in adults with type 2 diabetes mellitus

In this retrospective study, in adults with T2DM, a greater proportion of DDS users with BL A1c greater than or equal to 8% achieved A1c less than 8% and a smaller proportion with BL A1c greater than 9% remained greater than 9%, compared with a matched cohort of nonusers, without increasing the risk of severe hypoglycemia. DDS offers improved quality outcomes based on HEDIS A1c criteria.

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

In March 2024, we presented two clinical studies at the ATTD conference in Florence, Italy:

Impact of a digital health intervention on awareness of vaccination against influenza among adults with diabetes leveraging digital health technology to deliver knowledge and information can enhance influenza vaccination rates in diabetes population to reduce public health.

Methods: A real-world implementation study of a 6-month digital diabetes intervention was performed in U.S Dario users with diabetes. A group of 64,952 users were randomly sorted to: real-world group (RW) received messages designed in the digital platform; A RCT group received messages as designed in previous published RCT; Control group (C) received no intervention. Difference in self-reported vaccination rates and flu risk awareness levels were tested.

Results: A total of 8431 users (13% response rate) with diabetes typ1 or type 2 reported vaccination status. No compensation was offered during digital intervention. After a 6-month intervention, a numerical increase was observed in the real-world group (N=3068) versus the RCT (N=3505) and the Control group (N=1858) (71.9% vs. 71% and 70.5%, respectively) (p=0.521). Awareness to the risk in getting Flu in diabetes and the impact of the content materials were significantly higher (p<0.005) in the real-world group vs RCT (1.2-fold) and Control (1.35-fold).

Impact of digital therapeutic platform on blood glucose and weight levels in prediabetes population

This study demonstrates the potential of digital platforms to improve self-management and clinical outcomes among users with prediabetes, thus assisting in lowering the risk of developing type 2 diabetes.

Methods: A retrospective data analysis was performed on the prediabetes population using the platform in 2020-2023, with at least 2-months measuring BG or weight.  Monthly Avg.BG, weight and digital activities were analyzed versus baseline (month 1). A linear mixed model tree was applied testing potential moderators.

Results: A group of 6853 users with prediabetes who managed their BG on the platform was included (Age 55.4±13; 53% females). In the subgroup with baseline ≥154 mg/dL (A1c 7.0) (N=819) a significant reduction of 15% in AvgBG was observed after 6 months and maintained along the year (198.9 to 168.2 mg/dL, p<0.001). In a subgroup with baseline ≥140 mg/dL (A1c 6.5) (N=1282) 66% have improved AvgBG and 40% reduced AvgBG <140mg/dL (p<0.001). A significant reduction of 6.3% in weight was observed in users with baseline BMI≥30 (N=1186, p<0.001). Meal tagging activity moderated the trajectory of weight improvement, monthly average >5 meal taggings had a statistically significant and stronger reduction in the average weight (-0.11, p<0.001) compared to ≤5 monthly average meal tagging (-0.08, p<0.001).

In February 2024 we published in a peer-reviewed journal “Journal of Medical Internet research (JMIR)”, the article:

The Impact of Digital Self-Monitoring of Weight on Improving Diabetes Clinical Outcomes: Quasi-Randomized Study

This study highlights the substantial benefits of self-monitoring of weight in managing BG levels in patients with diabetes, facilitated by a digital health platform, and advocates for the integration of digital self-monitoring tools in chronic disease management. We also provide initial evidence of testing the underlying mechanisms associated with BG management, underscoring the potential role of patient empowerment.

Methods: In this retrospective, real-world quasi-randomized study, 50% of the individuals who regularly used the weight monitoring (“WM”) feature were propensity score matched with 50% of the users who did not use the weight monitoring feature based on demographic and clinical characteristics. All the patients were diagnosed with T2D and tracked their BG levels. We analyzed monthly aggregated data 6 months before and after starting their weight monitoring. A piecewise mixed model was used for analyzing the time trajectories of BG and weight as well as exploring the disaggregation effect of between- and within-patient lagged effects of weight on BG.

Results: The WM group exhibited a significant reduction in BG levels post intervention (P<.001), whereas the non-monitoring group showed no significant changes (P=.59), and both groups showed no differences in BG pattern before the intervention (P=.59). Furthermore, the WM group achieved a meaningful decrease in BMI (P<.001). Finally, both within-patient (P<.001) and between-patient (P=.008) weight variability was positively associated with BG levels. However, 1-month lagged back BMI was not associated with BG levels (P=.36).

Three studies were presented at the 84th ADA conference in June 2024:

Digital platform users taking GLP-1 and managing Diabetes adapt lifestyle behavior change over twelve months

The study showed how lifestyle monitoring components in a metabolic digital disease management solution have the potential to drive behavior change and enhance clinical care among users taking GLP-1 medications. These lifestyle changes may be important in driving outcomes in users taking GLP-1 medications.

Methods: This study followed behavior change in users utilizing a new “medication cabinet” feature for medication logging and were identified as existing GLP-1 users, versus non-GLP-1 users. The purpose of the study was to investigate monthly activities over twelve months of using a digital platform in GLP-1 users versus non-GLP-1 Metformin users. A retrospective data analysis was performed on early users of “medication cabinet” with T2D and prediabetes who measured their blood glucose (BG) at months 1,3,6,9,12. The GLP-1 group included users who reported taking GLP-1 and non-GLP-1 group reported taking metformin. A piecewise mixed effects model was applied to follow monthly average BG and lifestyle digital activities (logging meal/reference, carbohydrate intake and calories burned).

Results: A cohort of 107 users was evaluated: GLP-1 (N=35) and non GLP-1 users (N=72). The groups were statistically equivalent in baseline average BG (150 vs. 152 mg/dL) and monthly average BG measurements (31.3 vs 30.5). GLP-1 users showed significant reduction in BG at months 1-5 (p=0.02) maintained throughout the year. GLP-1 and non-GLP-1 users both demonstrated a statistically significant increase in lifestyle activities during their first three months (p<0.001, p=0.02 respectively) maintained for a year. Moreover, mixed-effects model revealed a statistically significant increase in monthly average weight measurements over the year among GLP-1 users (p<0.001).

Deep sleep interaction with blood glucose levels in people using an integrated digital health platform for diabetes management

A digital health platform that aims to help users adjust deep sleep and manage blood glucose levels can be a powerful tool in promoting overall health and well-being. Sleep quality assessment connected with blood glucose monitoring on one single platform may provide actionable insights and help users understand the impact of sleep on their metabolic health.

Methods: A retrospective data analysis included people with T2D and prediabetes who used iPhone and integrated data into Dario digital health platform during Dec 2022-Dec 2023. Weekly aggregations of average BG and time of deep sleep were calculated. A mixed model analysis was used to determine whether the weekly avg BG can be predicted by weekly avg duration of deep sleep over time.

Results: A cohort of 417 users with type 2 and prediabetes was evaluated (Age 60.4±12.3; female 50.3%). A significant difference between weekly avg BG levels in different durations of weekly avg deep sleep was demonstrated by the model (B=-.00, CI 95% -0.00- -0.00, p=.029). Moreover, simple slope analysis showed that users with increased weekly avg deep sleep duration have significantly stronger reductions in avg BG (B=-.26, CI 95% -0.50- -0.03, p=.03) compared to users with low weekly avg deep sleep duration (B=-.13, CI 95% -0.37- 0.12, p=.31).

Sustained reduction in blood glucose levels reflecting diabetes remission in people with type 2 diabetes using a digital health platform

This study exhibits the potential role of digital health technology to change individuals' behaviors during management of T2D and support patients to achieve remission.

Methods: A retrospective data analysis was performed on users with T2D who have reported not using insulin and were active on Dario platform >6 months during 2018-2024, measured their BG in the first month and >3 measurements in the last month. Monthly Avg.BG and percentage of high readings (>180 mg/dL) versus baseline (first month) were evaluated Paired sample t-test was used for testing differences in AvgBG. A linear mixed-effects model was applied to evaluate the changes in AvgBG and high-readings percentage over time. Finally, a simple slope analysis was used for the interpretation of the interaction of AvgBG and high-readings percentage with lifestyle activities.

Results: A group of 7240 users was evaluated (Age 53.8 (SD ±24.6); 41% females).  A ratio of 44% (3169/7240) reduced their last monthly AvgBG to <140 mg/dL (equivalent to estimated A1c of 6.5). A sustained AvgBG of <140 mg/dL for at least three consecutive months was observed in 70% (2223/3169) of the users reflecting diabetes remission. The AvgBG was reduced by 15% vs. baseline (P<.001) in this group.

In addition, users at high-risk with a baseline AvgBG ≥183 mg/dL demonstrated significant reductions in AvgBG and high-readings percentage in their last month moderated by the number of monthly lifestyle activities (logging carbs, meals and physical activities) as revealed by the model (B=-.00, P=.02 and B=-.00, P=.002 respectively).

In August 2024 we published in a peer-reviewed journal “Frontiers in Endocrinology” the article:

Walking away from depression: the mediating role of walking activity in depression impacting blood glucose levels of people with diabetes or prediabetes

This study shows how regular walking may reduce the negative impact of depression on BG levels in people with T2D. Our findings advocate for the integration of walking activity into treatment protocols as a cost-effective, accessible intervention strategy to improve glycemic management and depressive symptoms in this population.

Methods: A cohort of 989 users with T2D and prediabetes, who regularly tracked their steps levels and BG levels for 12 months using the Dario digital health platform was evaluated. The mediating role of the monthly average number of steps on the relationship between the self-reported depression status and lagged monthly average BG was assessed. Additionally, the association between monthly walking activity and monthly average BG was tested using a piecewise linear mixed effects model

Results: Users with self-reported depression demonstrated increased BG levels compared to users without depression (B=8.00, P=.01). The association between depression and monthly average number of steps was significant (B=-.27, P<.005) and monthly average number of steps significantly predicted the following months’ average BG (B=-.81, P=.001), adjusting for depression. The monthly average number of steps significantly mediated the effect of self-reported depression on the following month’s average BG (M=.22, P<.005). Further sensitivity analysis demonstrated model robustness over various periods. Finally, non-linear dynamics of walking activity over time was validated using unseen data showing a decrease in monthly average BG for users with over an average of 400 steps per day (B=-1.87, P<.01).

In March 2024 two studies were published in the behavioral health field.

An RCT study was published on Happify for Teens (Twill) we published in a peer-reviewed journal “Journal of Medical Internet research (JMIR)”, the article:

Effects of a Digital Mental Health Intervention on Perceived Stress and Rumination in Adolescents Aged 13 to 17 Years: Randomized Controlled Trial.

Happify for Teens was effective at reducing perceived stress, rumination, and loneliness among adolescents over 12 weeks when compared to a waitlist control group. Our data reveal the potential benefits of DMHIs for adolescents, which may present a more scalable, destigmatized, and cost-effective alternative to school-based programs.

Methods: This was a 12-week, 2-arm decentralized randomized controlled trial of adolescents aged 13 to 17 years who presented with elevated levels of perceived stress and brooding. Participants were randomly assigned to engage with a self-guided DMHI (Happify for Teens) or to a waitlist control. Participants assigned to the intervention group were given access to the program for 12 weeks. Happify for Teens consists of various evidence-based activities drawn from therapeutic modalities such as cognitive behavioral therapy, positive psychology, and mindfulness, which are then organized into several programs targeting specific areas of concern (eg, Stress Buster 101). Participants in the waitlist control received access to this product for 12 weeks upon completing the study. Participants in both groups completed measures of perceived stress, brooding, optimism, sleep disturbance, and loneliness at baseline, 4 weeks, 8 weeks, and 12 weeks. Changes in outcomes between the intervention and waitlist control groups were assessed using repeated-measures multilevel models.

Results: Of the 303 participants included in data analyses, 132 were assigned to the intervention and 171 to the waitlist. There were significantly greater improvements in the intervention condition for perceived stress (intervention: B=–1.50; 95% CI –1.82 to –1.19; P<.001 and control: B=–0.09; 95% CI –0.44 to 0.26; P=.61), brooding (intervention: B=–0.84; 95% CI –1.00 to –0.68; P<.001 and control: B=–0.30; 95% CI –0.47 to –0.12; P=.001), and loneliness (intervention: B=–0.96; 95% CI –1.2 to –0.73; P<.001 and control: B=–0.38; 95% CI: –0.64 to –0.12; P=.005) over the 12-week study period. Changes in optimism and sleep disturbance were not significantly different across groups (Ps≥.096).

A retrospective data analysis study published in a peer-reviewed journal “JMIR Formative Research” in the article:

Association of Digital Engagement with Relaxation Tools and Stress Level Reduction: Retrospective Cohort Study

This study sheds light on the association between stress level reduction and specific components of engagement in a digital health app, breathing exercises, and cognitive behavioral therapy–based video sessions. Our findings provide a basis for further investigation of current and moderating factors that contribute to the personalization of digital intervention. In addition, results may aid in developing a more comprehensive understanding of how digital intervention tools work for mental health and for whom they are most effective.

Methods: Stress levels were evaluated in a real-world data cohort using a behavioral health app for digital intervention and monitoring change. This retrospective real-world analysis of users on a mobile platform–based treatment followed users (N=490) who started with moderate and above levels of stress and completed at least 2 stress assessments. The levels of stress were tracked throughout the first 10 weeks. A piecewise mixed effects model was applied to model the trajectories of weekly stress mean scores in 2-time segments (1-6 weeks and 6-10 weeks). Next, a simple slope analysis was used for interpreting interactions probing the moderators: breathing exercises and video sessions. Piecewise mixed-effects models were also used to model the trajectories of specific perceived stress item rates in the stress questionnaire in the 2 segments (1-6 weeks and 6-10 weeks) and whether they are moderated by the relaxation engagements. Simple slope analysis was also used here for the interpretation of the interactions.

Results: Analysis revealed a significant decrease in stress symptoms (β=–.25; 95% CI –0.32 to –0.17; P<.001) during the period of 1-6 weeks of app use that was maintained during the period of 6-10 weeks. Breathing exercises significantly moderated the reduction in stress symptoms during the period of 1-6 weeks (β=–.07; 95% CI –0.13 to –0.01; P=.03), while engagement in digital video sessions did not moderate stress scores. Engagement in digital video sessions, as well as breathing exercises, significantly moderated the reduction in perceived sense of burden and lack of productivity during weeks 1-6 and remained stable during weeks 6-10 on both items.

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

Pre-market Notification (510(k)) Clearance Process. Manufacturers of most Class II devices must submit premarket notifications to the FDA under Section 510(k) of the FDCA (21 U.S.C. § 360(k)) to obtain the necessary authorization to market or commercially distribute such devices. To obtain 510(k) clearance, manufacturers must submit to the FDA adequate information demonstrating that the proposed device is “substantially equivalent” to a “predicate device” that is already on the market. A predicate device is a legally marketed device that is not subject to PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976, or pre amendments device, and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process.  The FDA typically issues a decision within 90 days of receipt of a 510(k)

submission but may stop the review clock for up to 180 days to request that the applicant respond to the agency’s requests for additional information about the proposed device.  If the FDA agrees that the device is substantially equivalent to the predicate device identified by the applicant in a premarket notification submission, the agency will grant 510(k) clearance for the new device, permitting the applicant to commercialize the device. Premarket notifications are subject to user fees, unless a specific exemption applies.

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

If the FDA’s evaluation of the PMA application and inspection of the manufacturing facility is favorable, the FDA may issue an approval order authorizing commercial marketing of the device, or an “approvable letter,” which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been met to the satisfaction of the FDA, the agency will issue a PMA approval order, subject to the conditions of approval and the limitations established in the approval order. If the FDA’s evaluation of a PMA application or manufacturing facility is not favorable, the FDA will deny approval of the PMA or issue a “not approvable letter.” The FDA may also determine that additional studies are necessary, in which case the PMA approval may be delayed for several months or years while such additional studies are conducted, and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and each PMA submission is subject to a substantial user fee unless a specific exemption applies. PMA approval may also be granted with post-approval requirements such as the need for additional patient follow-up or requirements to conduct additional clinical trials.

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

Breakthrough Devices. The Breakthrough Devices Program is a voluntary program intended to expedite the review, development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. Submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed and available. Although Breakthrough Device designation or access to any other expedited program may expedite the development or clearance/authorization/approval process, it does not change the standards for clearance/authorization/approval. Designation for any expedited review procedure does not ensure that we will ultimately obtain regulatory clearance or approval for such a product. Our acquisition of Twill added a PDT that received a Breakthrough Device Designation.

In general, software that is intended for a medical purpose, whether it is included with a hardware device or is standalone software, is considered a medical device and subject to the same regulatory pathways described above, as long as it meets the definition of a “device” in Section 201(h) of the FDCA. However, the 21st Century Cures Act, which became law in December 2016, expressly excluded from the FDCA’s device definition some software functions, such as software to support healthcare facility administration, general wellness software, electronic health records and certain clinical decision support software.  In September 2019, the FDA published a revised guidance, General Wellness: Policy for Low Risk Devices, describing its approach to general wellness products, including software, which states that the agency does not intend to examine the compliance of low risk general wellness products, as long as they are intended to (i) maintain or encourage general health or healthy activity and do not make any claims relating to specific diseases or conditions, or (ii) encourage a healthy lifestyle to help reduce the risk or impact of or help the user live well with certain chronic diseases or conditions where there is an established connection between a healthy lifestyle and the disease or condition.  In addition, the FDA has published the Policy for Device Software Functions and Mobile Medical Applications guidance, which describes the agency’s approach to regulating software device functions, and in particular, the types of software that are the focus regulatory enforcement, under enforcement discretion, or not considered medical devices.  Our Smart Diabetes Management Solution software and wireless blood pressure monitor software are considered medical devices under the FDCA and such software products have received the required marketing authorizations and are listed with FDA.  We believe that our other current software products either are not intended for a medical purpose or meet the applicable criteria to be considered low risk products the FDA may exercise enforcement discretion, choosing not to enforce certain regulatory requirements.

Unlike regulatory exemptions from the 510(k) pre-market notification process, which still require compliance with general controls like registration and quality management systems, enforcement discretion means the FDA does not intend to enforce these controls for qualifying low-risk devices.

The FDA issued a Final Rule on February 2, 2024, describing amendments to harmonize the QSR with the 2016 edition of the International Organization for Standardization publication Medical Devices: Quality management systems—Requirements for regulatory purposes (ISO 13485:2016), which will become effective on February 2, 2026. The harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016. However, device manufacturers will likely need to revise certain quality system procedures to ensure compliance with the harmonized regulations and any failure to make such revisions or adapt to the harmonized regulations, once they become effective, may result in observations of noncompliance during facility inspections by the FDA or comparable regulatory authorities.

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

In order to maintain the right to affix the CE Mark to sell medical devices in the European Union, periodic surveillance audits of the company premises and, if needed, at major subcontractors’ premises must to be carried out by a Notified Body. In addition, all manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions (“FSCAs”), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market.  A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect that directly or indirectly led, might have led or might lead to death, temporary or permanent serious deterioration of health state, or a serious public health threat. An FSCA can include the withdrawal of the device from the market, or a recall thereof.  FSCAs must be communicated by the manufacturer or its legal representative to the users of the device through Field Safety Notices.

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

Federal Trade Commission Regulatory Oversight

Our advertising for our products in the United States is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws.  Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce.  The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

Federal Communications Commission Regulation

The Dario Blood Glucose Monitoring System includes a wireless radio frequency transmitter and receiver and, therefore, is subject to equipment authorization requirements in the United States. The Federal Communications Commission (“FCC”) requires advance clearance of all radio frequency devices before they can be imported into, sold or marketed in the United States. These clearances ensure that the proposed products comply with FCC radio frequency emission and power level standards and will not cause interference.

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

Other U.S. Healthcare Laws and Regulations

We must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	The federal Anti-Kickback Statute (AKS) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”) or federal civil money penalties statute;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	The Civil Monetary Penalties Law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The HIPAA imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	The federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Center for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, such physicians, non-physician healthcare practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and
●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI.  These laws overlap with HIPAA and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act (“CMIA”), imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. The California Consumer Privacy Act of 2018 (the “CCPA”) went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information.  It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches which has led to an increase data breach litigation.  Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context.  Further, the California Privacy Rights Act (“CPRA”) went into effect January 1, 2023, amending the CCPA.  The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of California-based employees.  It also created a new regulatory entity, the California Privacy Protection Agency data protection agency, which is authorized to issue substantive regulations under the CPRA and is expected to result in increased privacy and information security enforcement.  Other states have implemented similar laws protecting identifiable health and personal information, and most such laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018.  The GDPR applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of our total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime.  In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance measures.  Noncompliance could result in the imposition of fines, penalties, data lockup or orders to stop noncompliant activities.

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

Intellectual Property

Patent applications

On May 8, 2011, certain of our founders filed a Patent Cooperation Treaty (“PCT”) Application No. PCT/IL2011/000369, titled “Fluids Testing Apparatus and Methods of Use.” This PCT claimed priority from two preceding U.S. provisional applications filed by our founders, with the earliest priority date being May 9, 2010. The PCT application was transferred to us by our founders on October 27, 2011.

This application covers the novel blood glucose measurement device, comprising the glucose meter; and an adaptor that connects the glucose meter to a smart-phone to receive power supply and data display, storage, and analysis.  A PCT search report and written opinion on patentability that we received from World Intellectual Property Organization (“WIPO”) that included only two “Y” citations and one additional non-relevant reference.  Corresponding national applications of our PCT were filed in the U.S., Europe, Japan, China, Australia and Israel.

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

Associated applications have been filed in the WIPO (Application No.PCT/US 2022/046487 and EPO (Application No. 22881741.7)

Granted Trademarks

Country	Mark	Registration No.	Registration Date
USA	Therapeutic Media	7281217	01/16/2024
USA	Duet	7270430	01/09/2024
USA	KOPA	6531581	10/19/2021
USA	Circular Design (Talk Bubble Design)	6108363	07/21/2020
USA	ANNA	6024641	03/31/2020
USA		5546023	08/21/2018
USA	HAPPIFY HEALTH	5565951	09/18/2018
Madrid Protocol	HAPPIFY	1216735	Renewal: 10/15/2023
USA	HAPPIFY	4475643	01/28/2014
Madrid Protocol	SEQUENCE	1697868	08/23/2022
USA	SEQUENCE	7231798	11/28/2023
Madrid Protocol	ASPIRO	1738488 (AU,UK)	04/28/2023
USA	DD Stylized	7310387	02/20/2024

Employees

As of March 3, 2025, we had 196 full-time employees and 6 part-time employees. We have employment agreements with our four executive officers. See “Management – Employment Agreements.”

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

We were formed in August 2011 as a new business and, commencing from 2015, we entered the commercialization stage of our technology. As such, this limited operating history may not be adequate to enable you to fully assess our ability to develop commercialize and achieve market acceptance of the Dario digital platform. We commenced a commercial launch of the free Dario Smart Diabetes Management application in the United Kingdom in late 2013 and commenced an initial soft launch of the full Dario Smart Diabetes Management Solution (including the app and the Dario Blood Glucose Monitoring System) in selected jurisdictions in March 2014 with the goal of collecting customer feedback to refine our longer-term roll-out strategy and continued to scale up launch during 2014 in the United Kingdom, the Netherlands and New Zealand, in 2015 in Australia, Israel and Canada and in 2016 in the United States. These efforts have not generated sufficient revenues, and we will need to generate additional revenues over the next years. Therefore, we are, and expect for the foreseeable future to be, subject to all the risks and uncertainties, inherent in a new business and the development and sale of new medical devices and related software applications. As a result, we may be unable to fully develop, obtain regulatory approval for, commercialize, manufacture, market, sell and derive material revenues in the timeframes we project, if at all, and our inability to do so would materially and adversely impact our viability as a company. In addition, we still must establish many functions necessary to operate a business, including finalizing our managerial and administrative structure, continuing product and technology development, assessing and commencing our marketing activities, implementing financial systems and controls and personnel recruitment.

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

We currently have a credit facility in place with Avenue Venture Opportunities Fund L.P. and Avenue Venture Opportunities Fund II, L.P., of which $30 million was made available in May 2023. However, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. As of December 31, 2024, we have drawn down $30 million of the credit facility.

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

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements, public offerings of common stock and certain credit facilities, and have incurred losses in each year since inception including net losses of $42,747,000 and $59,427,000 in 2024 and 2023, respectively. Our accumulated deficit at December 31, 2024 was approximately $390,343,000. We do not know whether or when we will become profitable. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to commercialize our digital health engagement platform. We may be unable to achieve this goal.

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

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. As of December 31, 2024, our major customer accounted for 41.6% of our accounts receivable balance. If the customer were to terminate the agreement, or if we fail to adequately perform under the agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Risks Related to Our Business

There is no assurance that our digital health engagement platform will succeed or be adopted by healthcare providers.

Our product offering consists of our digital health engagement platform, where we digitally engage with Dario users, assist them in monitoring their chronic illnesses and provide them with coaching, support, digital communications, and real-time alerts, trends and pattern analysis. We expect that our digital health engagement platform may be leveraged by our potential partners, such as clinics, health care service providers, employers, and payers for scalable monitoring of people with diabetes in a cost-effective manner, which we expect will open for us additional revenue streams. While we have begun to execute agreements with employers and health plans in the United States, we have not yet seen wide adoption of our platform. Therefore, the success of our digital health engagement platform will depend entirely on our potential partners’ adoption of the platform and we cannot assure you that our potential partners will do so, or, if adopted, that they will continue to use the platform continually and for an extended period of time. If we cannot encourage potential partners to utilize our digital health engagement platform we may not succeed in marketing the product to our potential partners, the failure of which may materially and adversely affect our business and operating results.

The success of our Dario product will depend on the acceptance of Dario in the healthcare market.

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

We may be faced with lengthy customer evaluation and approval processes associated with the adoption of our digital health engagement platform. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of our platform which may not result in revenue generation. We must also obtain regulatory approvals of Dario in certain jurisdictions as well as approval for insurance reimbursement in order to initiate sales of Dario, each of which is subject to risk and potential delays, and neither of which may actually occur. As such, we cannot accurately predict the volume or timing of any future sales.

If Dario fails to satisfy current or future customer requirements, we may be required to make significant expenditures to redesign the product, and we may have insufficient resources to do so.

Dario is designed to address an evolving marketplace and must comply with current and evolving customer requirements in order to gain market acceptance. There is a risk that Dario will not meet anticipated customer requirements or desires. If we are required to redesign our products to address customer demands or otherwise modify our business model, we may incur significant unanticipated expenses and losses, and we may be left with insufficient resources to engage in such activities. If we are unable to redesign our products, develop new products or modify our business model to meet customer desires or any other customer requirements that may emerge, our operating results would be materially adversely affected, and our business might fail.

We expect to derive substantially all of our revenues from our principal technology, which leaves us subject to the risk of reliance on such technology.

We expect to derive substantially all of our revenues from sales of products derived from our principal technology, which is our digital health engagement platform. Our initial product utilizing this technology is Dario. As such, any factor adversely affecting sales of our digital health engagement platform, including the product release cycles, regulatory issues, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, would likely harm our operating results. We may be unable to develop other products utilizing our technology, which would likely lead to the failure of our business.

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

Our Dario platform and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

The Dario platform may contain undetected errors, defects or bugs. As a result, our customers or end users may discover errors or defects in our products, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

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

We may not generate the expected benefits of our acquisition of Twill.

Through our acquisitions of Twill, we expanded our product offering to include digital-first solutions with a mission to improve users mental and physical health. There can be no assurance that these acquisitions will provide the benefits we expect or that we will be able to develop the operations of Twill successfully. Any failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

In addition, Congress passed the 21st Century Cures Act in December 2016, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and the Medical Device User Fee reauthorization package in September 2022, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. In recent years, the FDA has also considered a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety. For example, as of October 2023, all 510(k) applications (unless specifically exempted) must be submitted to the FDA electronically using the electronic submission template and resource, or eSTAR, and the Center for Devices and Radiological Health (“CDRH”) Portal. Further changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products.

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

Part of our business plan includes the storage and potential monetization of medical data of users of Dario. There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, our proprietary position with respect to our technologies and intellectual property. We filed a PCT application for a “Fluids Testing Apparatus and Methods of Use” in May 2011 which incorporates two U.S. provisional applications submitted in the preceding year. The PCT covers the specific processes related to blood glucose level measurement as well as more general methods of rapid tests of body fluids and has subsequently been converted into several national phase patent applications. We have also filed patent applications for other aspects of the Dario Blood Glucose Monitoring Solution. We have also obtained numerous Web domains.

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

In addition, we only recently transformed our business to primarily focus on the sale of our digital support solution, which joins a crowded field of competitors such as Amazon, Apple and Google. Our competitors vary by intervention (devices, applications, coaching and analytics), by channel (health plan, pharma, provider, employer) and by condition (including, for example, diabetes, MSK, blood hypertension, and others). Certain of our competitors offer this integrated approach in varying degrees, including, among others, Teladoc Health, Inc. and MDLive, an Evernorth company, offer a full array of integrated virtual care solutions for primary care, chronic and behavioral health. While these companies have both scale and scope, they have not yet developed an operating model that deliver their services profitably at scale. There are other more narrowly focused companies such as Omada Health, Inc., Vida Health, Inc., Virta Health Corp, and Welldoc, Inc. that focus on the B2B market. And other D2C oriented companies such as Ro, Inc., Hims & Hers, Inc., Weight Watchers International, Inc., and Noom, Inc., that compete with us in the cardiometabolic and GLP-1 space. Specialized mental health platforms like Spring Care, Inc., Lyra Health, Inc., Headspace, Inc., BetterHelp, Inc. (a division of Teladoc), Calm.com, Inc., and Talkspace, Inc., compete in the B2B behavioral health marketplace.

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

In the United States, we expect to derive nearly all our sales from sales directly to consumers as well as retail pharmacy and DME distributors who typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, health plans and other healthcare-related organizations, to cover all or a portion of the costs and fees associated with our products and services and bill patients for any applicable deductibles or co-payments. Access to adequate coverage and reimbursement for CMS procedures using our products and services (and our other products and services in development) by third-party payors is essential to the acceptance of our products by our customers.

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

Risks Related to Our Operations in Israel

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including a multi front war against Israel.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our executive officers are residents of Israel, although the majority of our employees are located outside of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon had escalated to an armed conflict, which included daily attacks on Israel.

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

As of the date of this Annual Report, our officers and directors collectively have a beneficial ownership interest of approximately 14.4% of our Company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our certificate of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2024 through  December 31, 2024, ranged from a high of $2.55 per share (on February 15, 2024) to a low of $0.65 per share (on December 18, 2024). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, if the stock price of our common stock continues to trade at its current level, it may imply as a negative indicator of the valuation of our intangible assets and our goodwill, which could result in an impairment for these assets.

Shares eligible for future sale may adversely affect the market for our common stock and warrants.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Specifically, we have 49,585 shares of various classes of preferred stock that are convertible into 39,142,798 shares of common stock, and which are also entitled to receive dividends of up to 4,072,297 shares of common stock. In general, pursuant to Rule 144, after satisfying a six month holding period: (i) affiliated stockholder (or stockholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated stockholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale report may have a material adverse effect on the market price of our securities.

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

Item 2.     Properties

We do not own any real property. Currently, we maintain offices at 5 Tarshish St., Caesarea Industrial Park, 3088900, Israel. On June 6, 2023, we signed a lease agreement for these facilities for a period of 5 years commencing upon the completion of adjustments of the office space. We moved into these offices during August 2023. The rental agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $21,800.

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

Record Holders

As of March 3, 2025, we had 328 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2024:

The following table provides information as of December 31, 2024, with respect to options outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), and the Company’s other equity compensation arrangements.

		Number of securities
		to be issued upon	Weighted-average
		exercise of	exercise price of	Number of securities
		outstanding options,	outstanding options,	remaining available
Plan category	Forfeited shares (6)	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	334,522	5,881,675	$3.24	7,583,836
Equity compensation plans not approved by security holders (1)		90,000	$8.41	—
Equity compensation plans not approved by security holders (2)		50,000	$5.75	—
Equity compensation plans not approved by security holders (3)		20,000	$18.62	—
Equity compensation plans not approved by security holders (4)		1,931,074	$2.55	—
Equity compensation plans not approved by security holders (5)		2,250,000	$1.35	—
Total	334,522	10,222,749		7,583,836

In March 2013, our Board adopted a non-employee director’s remuneration policy.

(1)	In January 2020, our Board approved the grant of non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired President and General Manager for North America. The options have an exercise price of $8.41 per share. 90,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term. An additional 90,000 options are performance based, and vest over a three-year period. One third vest after one year and the balance vest over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-

year term. 22,500 options will commence vesting every calendar year for the next four years, commencing in 2021, and only if certain performance milestones were met in the immediately preceding year. 22,500 of these options have expired on each of January 1, 2021, January 1, 2022, January 1, 2023 and January 1, 2024 as the performance milestones were not met.
(2)	In March 2020, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Medical Officer. The options have an exercise price of $5.75 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.
(3)	In July 2021, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Special Vice President of Market Access. The options have an exercise price of $18.62 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term. The option expired on February 4, 2025 following the departure of the employee.
(4)	In February 2024, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to the employees of Twill, Inc. The options have an exercise price of $2.55 per share, the options are time based and vest over a two-year period in eight equal amounts. These options have a cashless exercise feature and a ten-year term.
(5)	In June 2024, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Commercial Officer. The options have an exercise price of $1.35 per share, 500,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term. An additional 1,750,000 options are performance based, and vest upon achieving personal objective during the years 2025 to 2028.
(6)	334,522 restricted shares of common stock issued to certain of our employees were forfeited, as they were not vested upon certain employee departures.

On January 23, 2012, our Board of Directors and a majority of the holders of our then outstanding shares of our common stock adopted our 2012 Equity Incentive Plan (which includes both U.S. and Israeli sub-plans). On January 23, 2012, an Israeli sub-plan was adopted under our 2012 Equity Incentive Plan, which sets forth the terms for the grant of stock awards to Israeli employees or Israeli non-employees. The sub-plan was adopted in accordance with the amended sections 102 and 3(i) of Israel’s Income Tax Ordinance. The sub-plan is part of the 2012 Equity Incentive Plan and subject to the same terms and conditions. On September 26, 2016 and November 30, 2016, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,873,000 as well as amended the 2012 Equity Incentive Plan to permit grants of shares of common stock. On February 2, 2017 and March 9, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 2,373,000. On October 9, 2017 and December 4, 2017, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 3,873,000. On March 26, 2018 and May 18, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 5,373,000. On October 7, 2018 and November 29, 2018, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 7,873,000. On September 3, 2019 and November 6, 2019, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 618,650 on a post reverse stock split basis. On December 26, 2019 and February 5, 2020, respectively, our Board of Directors and stockholders approved an amendment to the 2012 Equity Incentive Plan increasing the number of shares of common stock available under the plan to 1,968,650. The 2012 Equity Incentive Plan expired on January 23, 2022. On September 2, 2020 and October 14, 2020, respectively, our Board of Directors and stockholders approved and adopted the Company’s 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), reserving for issuance a pool of 900,000 shares of the Company’s common stock under the plan. On January 1, 2021, the number of shares of common stock available under the plan increased to 1,828,890 according to the terms thereof. On June 7, 2021, the number of shares of common stock available under the plan increased to 2,528,890 according to the terms thereof. On January 1, 2022, the number of shares of common stock available under the plan increased to 3,868,514 according to the terms thereof. On January 1, 2023, the number of shares of common stock available under the plan increased to 5,862,860 according to the terms thereof. On January 1, 2024, the number of shares of common stock available under the plan increased to 8,356,624 according to the terms thereof. On June 25, 2024, the number of shares of common stock available under the plan increased to 11,356,624. On January 1, 2025, the numbers of shares of common stock available under the plan increased to 17,897,652. As of March 3, 2025, there were 7,583,836 shares of Common Stock reserved for issuance thereunder. The Company’s officers and directors are among the persons eligible to receive awards under the 2020 Equity Incentive Plan in accordance with the terms and conditions thereunder.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2024, we issued an aggregate 418,550 shares of our common stock to certain of our service providers as compensation to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Prior Awards to Management

On November 4, 2024, our Compensation Committee approved  amendments to certain previously issued awards of restricted Common Stock in the aggregate amount of 68,750 and 250,000, respectively, granted to Mr. Erez Raphael, our Chief Executive Officer, and Mr. Zvi Ben David, our Chief Financial Officer, in the aggregate amount of 23,750 and 125,000, respectively, on May 18, 2022 and March 6, 2024 (collectively, the “Prior Awards”) to permit an immediate acceleration of the unvested portion of the Prior Awards in the event of change in control of the Company

Item 6.     [Reserved]

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

On January 26, 2021, Dario, Labstyle, Upright Technologies Ltd., an Israeli limited company, Vertex C (C.I.) Fund L.P. (in its capacity as the representative of the Selling Shareholders), and all holders of Upright’s outstanding securities (the “Selling Shareholders”), entered into a share purchase agreement (the “Upright Agreement”) pursuant to which Dario, through Labstyle, acquired all of the outstanding securities of Upright. The agreement was consummated on February 1, 2021, and Upright now operates as our wholly owned subsidiary. As part of the acquisition, we issued the Selling Shareholders 1,687,612 shares of our common stock and agreed to assume options to purchase up to 100,193 shares of our common stock, subject to certain escrow and indemnity provisions contained in the Upright Agreement (in the aggregate, the “Consideration Shares”). In addition, the shares issued are subject to the terms of a lock-up agreement, pursuant to which the Selling Shareholders (subject to certain exceptions) have agreed to restrict their ability to transfer their shares as follows: (i) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of one hundred and eighty (180) days from the date of the closing of the acquisition, (ii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of two hundred and seventy (270) days from the closing date, (iii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of three hundred and sixty (360) days from the closing date and (iv) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of four hundred and fifty (450) days from the closing date.

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

Revenue Recognition

Revenue is recognized under the five-step methodology in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from contracts with customers,” (“ASC 606”), which requires us to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified, and recognize revenue when (or as) each performance obligation is satisfied.

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

In the 2024 fiscal year, our B2B2C channel included 36 new employers and health plan clients, which brought our total client base to 83.

Commercial revenue - Strategic partnerships

We have also entered into contracts with a preferred partner and a health plan provider in which we provide data license, development and implementation services.

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

During the year ended December 31, 2024, total inventory write-downs expenses amounted to $301.

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

Business combination and asset acquisitions. We apply the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

We account for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related direct costs are capitalized as part of the asset or assets acquired

Results of Operations

Comparison of the Year Ended December 31, 2024 to Year Ended December 31, 2023 (dollar amounts in thousands)

Revenues

Revenues for the year ended December 31, 2024, amounted to $27,040 compared to $20,352 during the year ended December 31, 2023. The increase in revenues for the year ended December 31, 2024, compared to the year ended December 31, 2023, resulted from an increase in our revenues from our commercial channel. The revenues also include the consolidation of Twill’s revenues, as a result of its acquisition during the first quarter of 2024. The pro forma revenues for the year ended December 31, 2024, if the closing of the acquisition of Twill would have taken place on the first day of the year would have amounted to $29,003.

Revenues generated during the year ended December 31, 2024, were derived from the sale of services to our commercial customers and consumers located mainly in the United States.

Cost of Revenues

During the years ended December 31, 2024 and 2023, we recorded costs related to revenues in the amount of $13,773 and $14,368, respectively. The decrease in cost of revenues was mainly due to a reduction in payroll related expenses included in the cost of revenues and stock-based compensation during the period, partially offset by an increase in amortization of technology related to the acquisition of Twill, and hosting costs.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the year ended December 31, 2024, amounted to $13,267 (49.1% of revenues) compared to $5,984 (29.4% of revenues) for the year ended December 31, 2023

. The increase in gross profit as a percentage of revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, resulted mainly from the increase in the revenues from the commercial channel, mainly related to the acquisition of Twill. Gross profit for the year ended December 31, 2024, excluding amortization of acquired technology, depreciation and stock-based compensation was $18,366 (67.9% of revenues) compared to $10,801 (53.1% of revenues) during the year ended December 31, 2023.

Research and Development Expenses

Our research and development expenses increased by $3,931 to $24,179 for the year ended December 31, 2024, compared to $20,248 for the year ended December 31, 2023. This increase was mainly a result of higher payroll related expenses, software licenses and an increase in subcontractor and consulting expenses due to the consolidation of Twill during the year ended December 31, 2024, partially offset by stock-based compensation and bonus payments. Our research and development expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2024, were $20,645 compared to $16,367 for the year ended December 31, 2023, an increase of $4,278. This increase was mainly a result of higher payroll related expenses, software licenses, and an increase in subcontractor and consulting expenses due to the consolidation of Twill.

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

Sales and Marketing

Our sales and marketing expenses increased by $2,565 to $26,350 for the year ended December 31, 2024, compared to $23,785 for the year ended December 31, 2023. This increase was mainly a result of higher payroll related expenses, amortization of customer relationship, software licenses and an increase in subcontractor and consulting expenses due to the consolidation of Twill, partially offset by a decrease in bonus payments and stock-based compensation expenses during the year ended December 31, 2024. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the year ended December 31, 2024, were $20,277 compared to $17,146 for the year ended December 31, 2023, an increase of $3,131. This increase was mainly due to an increase in payroll expenses, subcontractor and consulting services and software licenses resulting from the consolidation of Twill during the year ended December 31, 2024.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, online marketing campaigns of our service offering, trade show expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $2,342 to $20,482 for the year ended December 31, 2024, compared to $18,140 for the year ended December 31, 2023. The increase was mainly due to higher payroll related expenses and acquisition costs related to the consolidation of Twill during the year ended December 31, 2024, partially offset by a decrease in stock-based compensation. Our general and administrative expenses, excluding stock-based compensation, acquisition costs and depreciation, for the year ended December 31, 2024, were $11,236 compared to $8,663 for the year ended December 31, 2023, an increase of $2,573. This increase was mainly due to higher payroll related expenses and acquisition costs related to the consolidation of Twill.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, directors’ fees, legal and accounting fees, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Finance income (expenses), net

Our finance income, net, increased by $16,319 to $13,145 for the year ended December 31, 2024, compared to $3,174 financing expenses for the year ended December 31, 2023. The increase in the finance income, net for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due to income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under U.S. GAAP.

Financial expenses, net primarily consist of credit facility interest expense, interest income from cash balances, revaluation of warrants, revaluation of short-term investments, bank charges, lease liability and foreign currency translation differences.

Income tax

Income from tax was $1,852 for the year ended December 31, 2024, representing an increase of $1,916 as compared to $64 of income tax expenses for the year ended December 31, 2023. The increase in our income from tax was due to a change in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill.

Net loss

Net loss for the year ended December 31, 2024 was $42,747. Net loss for the year ended December 31, 2023, was $59,427. The decrease from 2023 was mainly due to the increase in our financial income.

Net operating loss carryforwards

As of December 31, 2024, we, WayForward and Twill had a U.S. federal net operating loss carryforward of approximately $192,404, of which $27,270 were generated from tax years 2011-2017 and can be carried forward and offset against taxable income, which expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). The remaining net operating losses carryforwards of approximately $165,134 were generated during 2018 - 2024, and are not subject to the annual limitation described above.

Our Israeli subsidiary, Labstyle, accumulated net operating losses for Israeli income tax purposes as of December 31, 2024, in the amount of approximately $221,030. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $40,982 and $63,511 for the year ended December 31, 2024 and 2023, respectively.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31,
	(in thousands)
	2024	2023	$ Change
Net Loss Reconciliation
Net loss - as reported	$(42,747)	$(59,427)	$16,680

Adjustments
Depreciation and impairment expense	1,327	473	854
Amortization of acquired technology, brand and customer relationship	6,100	4,512	1,588
Other financial (income) expenses, net	(13,145)	3,174	(16,319)
Income tax	(1,852)	64	(1,916)

EBITDA	(50,317)	(51,204)	887

Acquisition costs	729	128	601
Stock-based compensation expenses	15,796	19,701	(3,905)

Non-GAAP adjusted loss	$(33,792)	$(31,375)	$(2,417)

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

We have incurred net losses since its inception. As of December 31, 2024, we had incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $390,343 as of December 31, 2024. For the year ended December 31, 2024, we used approximately $38,562 of cash in operations. We expect to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of our products and the achievement of a level of revenues adequate to support the cost structure. Until we achieve profitability or generate positive cash flows, we will continue to be dependent on raising additional funds. We intend to fund our future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

As of December 31, 2024, we had approximately $27,764 in cash and cash equivalents compared to $36,797 at December 31, 2023.

We have experienced cumulative losses of $390,343 from inception (August 11, 2011) through December 31, 2024 and have a stockholders’ equity of $72,019 at December 31, 2024. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $282,925 and a credit facility of $25,564 as of December 31, 2024.

On January 26, 2021, we entered into securities purchase agreements with institutional accredited investors relating to an offering with respect to the sale of an aggregate of 3,278,688 shares of the Company’s common stock at a purchase price of $21.35 per share, for aggregate gross proceeds of $70,000. The closing of the offering was consummated on February 1, 2021. The purchase price per share represents the “Minimum Price” of the Company’s Common Stock pursuant to Nasdaq Rule 5635(d) as of the date of execution of each respective securities purchase agreement. We and the investors participating in the offering also executed a registration rights agreement pursuant to which we agreed to file a registration statement covering the resale of the shares within sixty (60) days following the final closing of the offering.

On October 22, 2021, we entered into a Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50,000 from time to time through Cowen. Upon entering into the Sales Agreement, we filed a new shelf registration statement on Form S-3, which was declared effective by the SEC on November 12, 2021. During the year ended December 31, 2023, we sold 408,043 shares of our common stock under the Sales Agreement for aggregate net proceeds of approximately $1,614, The Sales Agreement has since expired.

On February 28, 2022, we entered into securities purchase agreements with institutional accredited investors relating to a registered direct offering with respect to the sale of an aggregate of 4,674,454 shares of our common stock and pre-funded warrants to purchase an aggregate of 667,559 shares of our common stock, at a purchase price of $7.49 per share. The aggregate gross proceeds were approximately $40,000.

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

On December 16, 2024, we entered into the Third Amendment to Loan and Security Agreement and Supplement (the “Third Avenue Amendment”) with Avenue Lenders. Pursuant to the Third Avenue Amendment, the parties agreed to (i) amend the potential interest only period under the loan facility such that the existing interest only period ending on April 30, 2024 was extended by a period of six months provided that we net certain proceeds from an equity financing on or before March 31, 2025 in the aggregate; (ii) an additional sixth month interest only extension period was added, which is conditioned on our achieving a multi-million dollar net revenue milestone, with cash burn not to exceed a certain multi-million dollar level, for the trailing six month period ending September 30, 2025; (iii) the interest only period may not exceed a total of 36 months from the closing of the loan as of May 1, 2023; and (iv) the maturity date of the loan will be extended from May 1, 2027 to November 1, 2027, provided that we meet the foregoing amended milestones.

In addition, the Third Avenue Amendment provides (i) that we will seek stockholder approval to reprice the warrants issued to the Avenue Lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Avenue Amendment (or $0.7208 per share) and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $0.8650 per share. As of December 31, 2024, we have not yet obtained stockholder approval for the warrant repricing.

In consideration for the Third Avenue Amendment, we agreed to pay a certain amendment fee at closing, and the exit payment due under the loan was increased by a certain amount, in addition to accrued interest and then outstanding principal.

On May 1, 2023, we entered into securities purchase agreements (each, a “Series B Purchase Agreement”) with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of preferred stock. Certain of our executive officers and directors purchased shares of Series B-2 Preferred Stock in the Offering. On May 5, 2023, we entered into purchase agreements (the “Series B-3 Purchase Agreement” and together with the Series B Purchase Agreement, the “Purchase Agreement”) with accredited investors, relating to the Offering, to an offering and the sale of an aggregate of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to us from the Offering are approximately $15.4 million. The closing of the Series B Preferred Stock, Series B-1 Preferred Stock and Series B-2 Preferred Stock occurred on May 4, 2023, and the closing of the Series B-3 Preferred Stock occurred on May 9, 2023.

On May 1, 2023, we executed an agreement (the “Preferred Agreement”) with existing holders of our Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”). Pursuant to the Preferred Agreement, we agreed to issue such holders of Series A-1 Preferred Stock up to an aggregate of an additional 382,050 shares of common stock, in addition to the 1,273,499 shares of common stock issuable upon conversion of the Series A-1 Preferred Stock, in consideration for such holders agreeing not to convert their shares of Series A-1 Preferred Stock. Such shares of common stock are issuable on the following dates, assuming the Series A-1 Preferred Stock has not yet been converted: (i) up to an aggregate of

63,675 shares of Common Stock before July 1, 2023, if not converted for at least one quarter, (ii) up to an aggregate of 127,350 shares of Common Stock before October 1, 2023, if not converted for at least two quarters, (iii) up to an aggregate of 191,026 shares of Common Stock before January 1, 2024, if not converted for at least three quarters, (iv) up to an aggregate of 254,700 shares of Common Stock before April 1, 2024, if not converted for at least four quarters, and (v) up to an aggregate of 382,050 shares of Common Stock before July 1, 2024, if not converted for at least five quarters. The holders of Series A-1 Preferred Stock will not be entitled to receive any such shares if the issuance of such shares will exceed a non-waivable 19.99% ownership blocker.

On February 15, 2024, we entered into securities purchase agreements (each, a “Series C Purchase Agreement”) with accredited investors relating to an offering (the “Series C Offering”) and the sale of an aggregate of (i) 17,307 shares of newly designated Series C Preferred Stock (the “Series C Preferred Stock”), and (ii) 4,000 shares of Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. In addition, on February 16, 2024, we entered into Series C Purchase Agreements with accredited investors relating to the Offering and the sale of an aggregate of 1,115 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and together with the Series C Preferred Stock and the Series C-1 Preferred Stock, the “Series C Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to us from the Series C Offering were approximately $22,422. The closing of the Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock occurred on February 21, 2024.

On December 16, 2024, we entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of (i) 7,055 shares of newly designated Series D Preferred Stock, and (ii) 11,750 shares of Series D-1 Preferred Stock, at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to us from the offering were approximately $18,805. The closing of the offering occurred on December 18, 2024.

On January 7, 2025, we entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of (i) 4,950 shares of newly designated Series D-2 Preferred Stock, and (ii) 1,850 shares of Series D-3 Preferred Stock, at a purchase price of $1,000 for each share of preferred stock.   As a result of the sale of the preferred stock, the aggregate gross proceeds to us from the offering were approximately $6,800. The closing of the offering occurred on January 14, 2025.

Readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected. Should this occur, we will need to seek additional capital earlier than anticipated in order to fund (1) further development and, if needed (2) expenses which will be required in order to expand manufacturing of our products, (3) sales and marketing efforts and (4) general working capital. Such funding may be unavailable to us on acceptable terms, or at all. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to the failure of our company. This would particularly be the case if we are unable to commercially distribute our products and services in the jurisdictions and in the timeframes we expect. We believe that we have sufficient cash to fund our operations for at least the next twelve months.

Cash Flows (dollar amounts in thousands)

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2024	2023
	$	$
Cash used in operating activities:	(38,562)	(30,379)
Cash used in investing activities:	(8,934)	(547)
Cash provided by financing activities:	38,531	18,253
	(8,965)	(12,673)

Net cash used in operating activities

Net cash used in operating activities was $38,562 for the year ended December 31, 2024, compared to $30,379  used in operations for the year ended December 31, 2023. Cash used in operations increased mainly due to the increase in our operating expenses and an increase in our working capital.

Net cash used in investing activities

Net cash used for investing activities was $8,934 for the year ended December 31, 2024, compared to cash used in investing activities of $547 for the year ended December 31, 2023. The increase is mainly due to the acquisition of Twill in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $38,531 for the year ended December 31, 2024, compared to $18,253 for the year ended December 31, 2023. During the year ended December 31, 2024, we raised net proceeds in an amount of approximately $38,531 through our February and December 2024 private placements.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2024, to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease obligations are for motor vehicle and real property leases which we use in our business. Purchasing obligations consists of outstanding purchase orders for materials and services from our vendors.

	Payments due by period
	(In U.S. dollars thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	Over 4 years
Operating Lease Obligations	$1,461	$525	$936	$—
Purchasing Obligations	3,423	3,423	—	—

Total contractual cash obligations	$4,884	$3,948	$936	$—

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for us for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. We adopted the fiscal year standard for the period beginning January 1, 2024 on a retrospective basis which resulted in updated segment disclosures. For more information on the updated segment disclosures, refer to Note 18 of our consolidated financial statements.

Recently issued accounting pronouncements, not yet adopted:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance will be effective for us for annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting the ASU on our disclosures.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, are set forth on pages F-2 through F-54 of this Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2024, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2024.

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

Name	Age	Position(s)
Erez Raphael	51	Chief Executive Officer and Director
Zvi Ben David	64	Chief Financial Officer, Treasurer and Secretary
Steven Nelson	52	Chief Commercial Officer
Yoav Shaked	53	Chairman of the Board of Directors
Dennis Matheis	64	Director
Hila Karah	56	Director
Dennis M. McGrath	68	Director
Lawrence Leisure	74	Director
Adam Stern	60	Director

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

Steven C. Nelson has served as our Chief Commercial Officer since June 5, 2024. From October 2018 to September 2023, Mr. Nelson served as President and Chief Executive Officer of Contigo Health, a Premier Inc. subsidiary, where he previously served as Chief Operating Officer from 2017 to 2018, Vice President of Strategy, Planning, & Innovation from 2015 to 2016 and Chief of Staff in 2016. From 2007 to 2014, he served as Senior Vice President of Strategy, Product, & Marketing at Highmark Inc., a healthcare company. Prior to Highmark, from 2012 to 2014, he served as the Senior Vice President of Executive Oversight at Allegheny Health Network, a healthcare company. Earlier in his career, Mr. Nelson was a Senior Vice President for General Nutrition Centers, General Manager of Brand Marketing & Promotions for MET-Rx &Worldwide Sports Nutrition, Vice President of International Marketing for 141 Communicator, and Director of Marketing & Omnicom Integration for GMR Marketing. Mr. Nelson holds a Bachelor of Science in Education from the University of Pittsburgh at Johnstown and a Master of Arts in Business Administration from Ohio University.

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

Dennis M. McGrath has been a director of our company since November 12, 2013. Mr. McGrath is a seasoned medical device industry executive with extensive public company leadership experience possessing a broad range of skills in corporate finance, business development, corporate strategy, operations, and administration. After an 18 year career at PhotoMedex, Inc. (Nasdaq: PHMD), he recently joined PAVmed, Inc (Nasdaq: PAVM, PAVMW) as its Executive Vice President and Chief Financial Officer. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc. in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting

Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition to serving as the audit and compensation committee chair and director of several biopharmaceutical and medical device companies, including our Company, Citius Pharmaceuticals, Inc. (Nasdaq: CTXR), Citius Oncology, Inc (Nasdaq: CTOR), and LIV Process, Inc. formerly BioVector, Inc. Previously from 2014 to 2024 Mr. McGrath served as a director and audit chair of Cagent Vascular, Inc, and from 2007 to 2009 served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University. We believe Mr. McGrath is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies.

Lawrence Leisure has been a director of our company since February 25, 2025. Mr. Leisure has extensive business experience consulting and advising in the senior living, provider services, value based care and technology enabled services sectors. Since 2014, Mr. Leisure has served as the Co-Founder and Co-Managing Partner of Chicago Pacific Founders, a private equity firm focused on senior living, provider services, value based care, and technology enabled services. Mr. Leisure is serving on the Board of Directors, and the compensation committee, of P3 Health Partners Inc. (NASDAQ: PIII), a publicly traded health management company. Mr. Leisure has also served on the boards of directors of several private companies backed by Chicago Pacific Founders as well as several venture capital backed companies. Since 2009, he has served as Co-Founder and Chairman of Healthspottr, a strategic networking and consulting firm focused on health innovation and collaboration in the healthcare industry and he also served as the Co-Founder of the Employer Health Innovation Roundtable since 2015. Prior to Chicago Pacific Partners, Mr. Leisure held senior management roles at Accenture, PricewaterhouseCoopers, Towers Perrin, Kaiser Foundation Health Plans and UnitedHealth Group. Mr. Leisure was also employed by the venture capital firm, Kleiner Perkins, as an Operating Partner within the Life Sciences & Digital Health Practice. Mr. Leisure is Chairman of the UCSF Rosenman Institute, member of the UCLA Anderson School of Management Board of Advisors, and a Senior Advisor at the Mussalem Center for BIODESIGN at Stanford University.  Mr. Leisure holds a B.A. from Stanford University and an MBA from the University of California-Los Angeles Anderson School of Management. We believe Mr. Leisure is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies.

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

Insider Trading Policy

We have adopted an insider trading policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The insider trading policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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

Item 11.    Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2024 and 2023.

Summary Compensation Table

								Option		Non-equity	Non-qualified	All Other
Name and								Awards		incentive plan	incentive plan	Compensation		Total
Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		($)**		compensation	compensation	($)		($)
Erez Raphael	2024	$448,293	(1)	$—	(2)	$1,344,000	(3)	$—		—	—	$169,791	(4)	$1,962,084
(Chief Executive Officer)	2023	$446,307	(1)	$101,939	(2)	$—	(3)	$—		—	—	$173,941	(4)	$722,187

Zvi Ben David	2024	$327,311	(5)	—	(6)	$672,000	(7)	$—		—	—	$87,144	(8)	$1,086,455
(Chief Financial Officer)	2023	$243,419	(5)	31,479	(6)	$—	(7)	$—		—	—	$67,686	(8)	$342,584

Richard Anderson	2024	$345,000	(9)	—	(10)	$—	(11)	$962,250	(12)	—	—	$59,074	(12)	$1,366,324
(Former President)	2023	$400,000	(9)	80,000	(10)	$—	(11)	$—	(12)	—	—	$56,648	(12)	$536,648

Steven Nelson	2024	$212,308	(13)	$—		$—		$532,500	(14)	—	—	$44,564	(15)	$789,372
(Chief Commercial Officer) (20)	2023	$—	(13)	$—		$—		$—	(14)	—	—	$—	(15)	$—

Tomer Ben Kiki	2024	$384,041	(16)	$—		$—		$1,573,421	(17)	—	—	$38,690	(18)	$1,996,152
(Former Chief Operations Officer) (20)	2023	$—	(16)	$—		$—		$—	(17)	—	—	$—	(18)	$—

*

Certain compensation paid by the company is denominated in New Israeli Shekel (or the NIS). Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.

**

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2024, and December 31, 2023, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation” (“ASC 718”). Assumptions used in accordance with ASC 718 are included in Note 16 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was initially entitled to a monthly salary of NIS 44,000. Since August 2013, the Compensation Committee has approved several increases to Mr. Raphael’s monthly salary, most recently on April 1, 2021, when his monthly salary was increased to NIS 137,466 (approximately $37,078 per month).
(2)	In March 2023, Mr. Raphael was paid a bonus of $101,939 for his performance during 2022.
(3)	On March 6, 2024, Mr. Raphael was granted 800,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.
(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(5)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,415) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $10,519 per month. Since March 2015, the Compensation Committee has approved several increases to Mr. Ben David’s salary, most recently on March 1, 2024, when his monthly salary was updated to NIS 105,000 (approximately $28,471)
(6)	In March 2023, Mr. Ben David was paid a bonus of $31,479 for his performance during 2022.

(7)	On March 6, 2024, Mr. Ben David was granted 400,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.
(8)	In addition to his salary, Mr. Ben David is entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(9)	In accordance with his employment agreement, effective in January 2020, Mr. Anderson was entitled to a monthly salary of $27,916.67. As of April 2022, Mr. Anderson was entitled to a monthly salary of $33,333.33.
(10)	In April 2023, Mr. Anderson was paid a bonus of $80,000 for his performance during 2022.
(11)	On March 6, 2024, Mr. Anderson was granted 750,000 options to purchase shares of our common stock under our 2020 Equity Incentive Plan, at an exercise price of $1.68 per share.
(12)	In addition to his salary, Mr. Anderson was entitled to participate in any and other benefit plans and programs that we may offer to our employees from time to time according to the terms of such plans and our practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”
(13)	In accordance with his employment agreement, effective in June 2024, Mr. Nelson was entitled to a monthly salary of $33,333.33.
(14)	On June 5, 2024, Mr. Nelson was granted 500,000 options to purchase shares of our common stock as an inducement grant pursuant to Nasdaq Listing Rule 5635 (c)(4), at an exercise price of $1.35 per share.
(15)	In addition to his salary, Mr. Nelson is entitled to participate in any and other benefit plans and programs that we may offer to our employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”
(16)	In accordance with his employment agreement, effective in February 2024, Mr. Ben-Kiki was entitled to a monthly salary of $35,417.
(17)	On February 15, 2024, Mr. Ben-Kiki was granted 717,946 options to purchase shares of our common stock as an inducement grant pursuant to Nasdaq Listing Rule 5635 (c)(4), at an exercise price of $2.55 per share. On November 4, 2024, Mr. Ben-Kiki was granted a Warrant to purchase 319,653 shares of our common stock at an exercise price of $0.9475 per share.
(18)	In addition to his salary, Mr. Ben-Kiki was entitled to participate in any and other benefit plans and programs that we may offer to our employees from time to time according to the terms of such plans and our practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”

All compensation awarded to our executive officers was independently reviewed by our Compensation Committee.

Employment and Related Agreements

Except as set forth below, we currently have no other written employment agreements with any of our officers and directors. The following is a description of our current executive employment agreements:

Erez Raphael, Chief Executive Officer and a Member of the Board of Directors – On August 30, 2013, LabStyle Innovation Ltd., our Israeli subsidiary, entered into an amendment to a Personal Employment Agreement with Mr. Raphael in connection with his August 2013 appointment as our President and Chief Executive Officer. Pursuant to the terms of his employment agreement as amended, Mr. Raphael is entitled to a monthly salary of NIS 137,466 (approximately $37,275) and a target bonus equal to 75% of his annual base salary.

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

Zvi Ben David, Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to the terms of his employment agreement, as amended, Mr. Ben David is entitled to a monthly salary of NIS 105,000 (approximately $28,471) and a target bonus equal to 40% of his base salary.

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

Steven Nelson, Chief Commercial Officer – On June 5, 2024, we appointed Mr. Nelson as our Chief Commercial Officer. In connection with Mr. Nelson’s appointment, we agreed to pay Mr. Nelson an annual base salary of $400,000. Mr. Nelson shall also be subject to a six-month non-competition and one-year non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Nelson will also be entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. In addition, Mr. Nelson will be entitled to receive an annual incentive bonus of up to $400,000, subject to certain milestones and performance targets. In conjunction with his appointment as Chief Commercial Officer, we agreed to issue Mr. Nelson a stock option to purchase up to 500,000 shares of common stock, with such shares vesting over three years, with one third of such shares vesting on June 1, 2025, and the remaining shares vesting in equal quarterly amounts. In addition, we agreed to issue Mr. Nelson a stock option to purchase 400,000 shares of common stock, of which 150,000 shares commence vest upon our achieving 92% of a targeted revenue amount for the year ended December 31, 2024, and the remaining balance of 250,000 shares if the annual revenue is 100% or more of a targeted amount, provided, however that such options shall be canceled if the annual revenue does not reach at least 92% of the targeted amount. We also agreed to issue Mr. Nelson a stock option to purchase 450,000 shares of common stock, for each of the years ending December 31, 2025, December 31, 2026 and December 2027, of which 150,000 shares commence vesting if the Company’s annual revenue is at least 92% of a targeted amount, 150,000 shares commence vesting if the Company’s annual revenue is 100% or more of the targeted amount and an additional 150,000 shares will commence vesting upon reaching certain annual goals as determined by the Company’s Board of Directors for such fiscal year, provided, however that such options shall be canceled if the annual revenue does not reach at least 92% of the targeted amount. Each of the performance options vests over a three-year period commencing on the first day of the following fiscal year to which such option relates, at the rate of 8.33% per quarter, at the last day of the relevant fiscal quarter. All options were granted as an inducement material to Mr. Nelson becoming an employee of the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).

Richard Anderson, Former President and General Manager of North America – On January 7, 2020, we appointed Mr. Anderson as our President and General Manager of North America. In connection with Mr. Anderson’s appointment, we agreed to pay Mr. Anderson an annual base salary of $335,000. Mr. Anderson was also entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. On April 1, 2022 Mr. Anderson’s base salary was increased to $400,000. In addition, Mr. Anderson was entitled to receive an annual incentive bonus of up to $250,000, subject to certain milestones and performance targets. In addition, and in conjunction with his appointment as President and General Manager of North America, we agreed to issue Mr. Anderson a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting. Mr. Anderson was also issued a stock option to purchase up to 90,000 shares of common stock at an exercise price of $8.41 per share, subject to vesting and the achievement of certain business revenue targets. In that regard, Mr. Anderson’s option will vest as follows: (i) 22,500 shares shall vest following fiscal year 2020 if our business-to-business revenues reach or exceed $6 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2020 will reach at least $11 million in the aggregate; (ii) 22,500 shares shall vest following fiscal year 2021 if our business-to-business revenues reach or exceed $15 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2021 will reach at least $19.5 million in the aggregate; (iii) 22,500 shares shall vest following fiscal year 2022 if our business-to-business revenues reach or exceed $40 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2022 will reach at least $38 million in the aggregate; and (iv) 22,500 shares shall vest following fiscal year 2023 if our business-to-business revenues reach or exceed $80 million in the aggregate, or a pro-rated amount equal to the percentage achievement of such target, assuming the Company’s GAAP revenues in 2023 will reach at least $62 million in the aggregate. The performance options for 2020, 2021, 2022 and 2023 did not vest and have expired.

On May 30, 2024, we and Mr. Anderson, mutually agreed that Mr. Anderson would cease serving in his role as President of the Company and would continue as a consultant and member of Advisory Board.

Tomer Ben-Kiki, Former Chief Operating Officer. Mr. Ben-Kiki acted as the Company’s Chief Operating Officer between February 15, 2024 and August 7, 2024. Under Mr. Ben-Kiki’s employment agreement he was entitled to earn an annual salary of $212,000 for his work in the United States, and 65,000 NIS per month for his work in Israel. Mr. Ben-Kiki was also entitled to a bonus of up to 20% of his base salary, subject to certain performance objectives as defined by the Board of Directors. In addition, he was entitled to receive a stock option to purchase up to 1,017,947 shares of Common Stock, at an exercise price of $2.55 per share, which were granted as an inducement material to Mr. Ben-Kiki becoming an employee of the company, in accordance with Nasdaq Listing Rule 5635(c)(4).. On August 7, 2024, we and Tomer Ben-Kiki, mutually agreed that Mr. Ben-Kiki would be relieved from his role as Chief Operating Officer and re-assigned to serve in a non-executive management role as our Chief Technology Officer. In connection with his departure from his role, we made a consulting agreement with Mr. Ben-Kiki.

Outstanding Equity Awards at December 31, 2024

				Equity
				incentive
				plan awards:
	Number of	Number of		Number of
	securities	securities		securities
	underlying	underlying		underlying
	unexercised	unexercised		unexercised	Option	Option
	options (#)	options (#)		unearned	exercise	expiration
Name	exercisable	unexercisable		options (#)	price ($)	date
Zvi Ben David	27,827	—		—	$7.74	February 12, 2026
(Chief Financial Officer, Secretary and Treasurer)

Richard Anderson	90,000				$8.410	January 30, 2026
(President and General Manager of North America)	91,652				$17.890	January 19, 2031
	112,500	22,500	(1)		$7.190	May 18, 2032
	515,625	234,375	(1)		$1.680	March 6, 2034

Steven Nelson		500,000	(2)	—	$1.35	June 5, 2034
(Chief Commercial Officer)

Tomer Ben-Kiki	398,293	319,654	(3)		$2.55	February 15, 2034
(Former Chief Operating Officer)

Total Option Shares	1,235,897	1,076,529
(1)	Vests in 12 equal quarterly installments over a three-year period.
(2)	One third vests after one year followed by 8 equal quarterly amounts over the following two years.
(3)	Unvested options were cancelled.

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission that were likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates.

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Awards

Our non-employee directors (currently Messrs. Shaked, Matheis, McGrath, Kaplan, Stern and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $50,000 per year, to be paid quarterly in arrears and (ii)

$20,000 for Board committee service, to be paid quarterly in arrears. Commencing the second quarter of 2024 Messrs Shaked, Mathies, Kaplan, Stern and Ms. Karah have waived their cash compensation.

Stock and Option Awards

On March 6, 2024, the Compensation Committee of our Board of Directors approved the following issuances, each was done under our 2020 Equity Incentive Plan: (i) 90,000 restricted shares of our common stock to Mr. Shaked; (ii) 80,000 restricted shares of our common stock to Mr. McGrath; and (iii) 70,000 restricted shares of our common stock to each of Ms. Karah, Mr. Matheis, Mr. Stern and Mr. Kaplan.

On February 24, 2025, our Compensation Committee of our Board of Directors approved to accelerate the vesting of 35,000 restricted shares of our common stock as well as approved the grant of 30,000 restricted shares of Common Stock to Mr. Kaplan.

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

Prior Awards to Management

On November 4, 2024, our Compensation Committee approved  amendments to certain previously issued awards of restricted shares of common stock in the aggregate amount of 68,750 and 250,000 shares of common stock, respectively, granted to Mr. Erez Raphael, our Chief Executive Officer, and Mr. Zvi Ben David, our Chief Financial Officer, in the aggregate amount of 23,750 and 125,000 shares of common stock, respectively, on May 18, 2022 and March 6, 2024 (collectively, the “Prior Awards”) to permit an immediate acceleration of the unvested portion of the Prior Awards in the event of change in control of the Company.

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2024:

		Fees Paid						Non-
		or					Non-equity	qualified
Name and		Earned in			Option		incentive	deferred	All other
Principal		Cash	Stock		Awards		plan	compensation	compensation
Position	Year	($)	Awards		($)*		compensation	earnings	($)	Total ($)
Dennis McGrath	2024	$70,000	$134,400	(1)	$—	(2)	$—	$—	$—	$204,400

Jon Kaplan (13)	2024	$12,500	$117,600	(3)	$—	(4)	$—	$—	$—	$130,100

Dennis Matheis	2024	$17,500	$117,600	(5)	$—	(6)	$—	$—	$—	$135,100

Hila Karah	2024	$17,500	$117,600	(7)	$—	(8)	$—	$—	$—	$135,100

Yoav Shaked	2024	$17,500	$151,200	(9)	$—	(10)	$—	$—	$—	$168,700

Adam Stern	2024	$12,500	$117,600	(11)	$—	(12)	$—	$—	$—	$130,100
*

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal year ended December 31, 2024, computed in accordance with the provisions of ASC 718. Assumptions used in accordance with ASC 718 are included in Note 9 to our consolidated financial statements included in this Annual Report.

(1)	154,744 stock awards are outstanding as of December 31, 2024.
(2)	No option awards are outstanding as of December 31, 2024.
(3)	70,000 stock awards are outstanding as of December 31, 2024.
(4)	No option awards are outstanding as of December 31, 2024.
(5)	102,620 stock awards are outstanding as of December 31, 2024.
(6)	55,000 option awards are outstanding as of December 31, 2024.
(7)	218,751 stock awards are outstanding as of December 31, 2024.
(8)	No option awards are outstanding as of December 31, 2024.
(9)	253,896 stock awards are outstanding as of December 31, 2024.
(10)	No option awards are outstanding as of December 31, 2024.
(11)	178,341 stock awards are outstanding as of December 31, 2024.
(12)	No option awards are outstanding as of December 31, 2024.
(13)	Mr. Kaplan resigned from the Board of Directors on February 23, 2025.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2025 by:

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

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address of each person listed below is c/o DarioHealth Corp., 322 W. 57th St. #33B, New York, New York 10019.

		Percent of
	Shares of	Common
	Common	Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	1,813,593	4.4%
Zvi Ben David (3)	692,732	1.7%
Steven C. Nelson (4)	55,000	* %
Richard Anderson (5)	976,779	2.3%
Tomer Ben Kiki (6)	504,846	1.2
Dennis M. McGrath (7)	116,411	* %
Lawrence Leisure (8)	287,500	* %
Hila Karah (9)	199,499	* %
Yoav Shaked (10)	250,032	* %
Adam Stern (11)	913,065	2.2%
Dennis Mathies (12)	206,493	* %
All Executive Officers and Directors as a group (11 persons) **	6,015,950	14.4%

5% Stockholders
Nantahala Capital Management, LLC. (13)	4,235,023	9.9%
Solid Financial, LLC. (14)	2,139,642	5.1%
Tasso Partners, LLC. (15)	3,394,043	8.1%
*	less than 1%.
(1)	Percentage ownership is based on 41,567,016 shares of our common stock outstanding as of March 3, 2025 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of such date.
(2)	Includes 1,315,242 vested restricted shares. Also includes 37,876 shares of our common stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.

(3)	Includes 27,827 vested options to purchase common stock and 523,312 vested restricted shares. Includes 1,786 shares owned by his spouse, for which Mr. Ben David disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(4)	Excludes 500,000 options which are not vested.
(5)	Includes 867,902 vested options to purchase common stock and 93,695 vested restricted shares. Excludes 198,750 options which are not vested.
(6)	Includes 398,294 vested options to purchase common stock and 106,552 vested warrants to purchase common stock. Excludes 213,101 warrants which are not vested.
(7)	Includes 116,411 vested restricted shares.
(8)	Includes 162,500 vested restricted shares and warrants to purchase 125,000 shares of common stock.
(9)	Includes 150,356 vested restricted shares.
(10)	Includes 143,350 vested restricted shares. Includes 1,667 shares owned by his spouse, for which Mr. Shaked disclaims beneficial ownership except to the extent of his pecuniary interest therein.
(11)	Includes 133,017 vested restricted shares. Includes 250 C preferred shares exercisable into 124,000 shares of common stock. Includes warrants exercisable into 507,648 shares of common stock, subject to a contractual beneficial ownership limitation of 4.99%.
(12)	Includes 52,084 vested options to purchase common stock and 70,120 vested restricted shares. Excludes 2,916 options which have not been vested.
(13)	Based solely on information contained in Form 13G/A filed with the SEC on February 14, 2025, and data provided by the holder. Includes 277,546 pre-funded warrants to purchase common stock issued in May 2019 and preferred shares convertible into 933,451 shares of common stock, subject to a contractual beneficial ownership limitation of 9.99% and excludes preferred shares convertible into 3,803,747 shares of common stock, 386,129 pre-funded warrants issued on July 31, 2020, and 331,814 pre-funded warrants issued on February 28, 2022.
(14)	Based solely on information contained in Form 13G/A filed with the SEC on February 12, 2025. The securities are held in discretionary accounts managed by Solid Financial LLC, where the firm has the power to vote and dispose of such securities on behalf of its clients.
(15)	Based solely on information contained in Form 13G filed with the SEC on December 13 2024, and data provided by the holder. Includes (i) 1,394,721 shares of Common Stock, (ii) shares of Preferred C Stock convertible into 1,222,772 shares of Common Stock, and (iii) shares of Preferred C-2 Stock convertible into 23,364 shares of Common Stock, 385,000 warrants to purchase common stock which are beneficially owned by Dana Carrera is the trustee of the GCL Family Trust, and included pursuant to Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended.

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

Adam Stern, a member of our Board of Directors, has an interest, and will receive fees due to Aegis.

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

On September 3, 2021, we entered into to a consulting agreement, as amended (the “Consulting Agreement”), with NearWater Growth LCC (“NearWater”). As remuneration for such services, we agreed to pay NearWater a monthly cash retainer upon the successful completion of an equity financing resulting in gross proceeds in excess of $25 million and we further agreed to issue NearWater shares of our common stock as equity compensation if certain milestones are met such as NearWater introducing entities to us for acquisition or partnership purposes, provided certain revenue milestones are met. Further, the Consulting Agreement provides for the payment to NearWater of 150,000 shares of our common stock which shall vest quarterly over a four year period. To date, NearWater has received approximately 258,000 shares of our common stock and common stock purchase warrants to purchase up to 125,000 shares of common stock. On February 24, 2025, we and NearWater entered into a Second Amendment to the Consulting Agreement pursuant to which we agreed to pay NearWater a monthly retainer of $5,000 beginning on September 1, 2024, increasing to $10,000 per month on January 1, 2025.

Lawrence Leisure, a member of our Board of Directors is a Member of NearWater. Mr. Leisure has in interest in, and will receive, the compensation due to NearWater.

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

Item 14.    Principal Accounting Fees and Services

The following table sets forth fees billed to us by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, during the fiscal years ended December 31, 2024 and December 31, 2023 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2024	December 31, 2023
Audit Fees	$487,573	$303,296
Tax Fees (1)	$82,535	$16,686
All Other Fees (2)	$273,150	$102,250
Total	$843,258	$422,232
(1)	Consists of fees relating to our tax compliance and tax planning.
(2)	Consists of fees relating to our private placements.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1	Composite copy of Certificate of Incorporation, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).
3.2	Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 19, 2024).
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock of the Company (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2019).

3.4*

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

3.9

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-3 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).

3.10

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-3 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 13, 2024).

3.11

Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

3.12

Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

3.13

Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

3.14

Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2024).

3.15

Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2024).

3.16

Certificate of Designation of Preferences, Rights and Limitations of Series D-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025).

3.17

Certificate of Designation of Preferences, Rights and Limitations of Series D-3 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025).

4.1	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2019).
4.2	Amendment No. 1 To Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2019).
4.3*	Description of Securities.
4.4	Form of 2022 Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2022).
4.5

Form of Warrant to be issued to OrbiMed Royalty and Credit Opportunities III, LP (incorporated  by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022).

4.6

Form of Warrant issued to Avenue Venture Opportunities Fund L.P.  (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

4.7	Form of Warrant Amendment Agreement, dated June 14, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).
4.8	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
4.9	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
4.10

Form of Amendment to Warrant issued to Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024).

4.11*	Form of Second Amendment to Warrant issued to Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P.
4.12*	Form of Third Amendment to Warrant issued to Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P.
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
10.24

Form of Preferred Exchange Agreement by and between DarioHealth Corp. and certain holders of Series A-1 Preferred Stock, dated September 20, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2023)

10.25

Form of Securities Purchase Agreement for Series B, Series B-1, and Series B-2 Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

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

10.34+

Personal Employment Agreement, dated February 16, 2024, between DarioHealth Corp.  and Tomer Ben-Kiki (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024).

10.35+

Personal Employment Agreement, dated February 16, 2024, between LabStyle Innovation Ltd. and Tomer Ben-Kiki (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024).

10.36

Offer Letter dated May 29, 2024, by and between DarioHealth Corp. and Steven Nelson (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 5, 2024).

10.37	Series D Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 18, 2024).
10.38	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 18, 2024).
10.39

Third Amendment to Loan and Security Agreement and Supplement, dated December 17, 2024, by and among DarioHealth Corp., PsyInnovations, Inc., LabStyle Innovation Ltd., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 18, 2024).

19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Company
23.1*	Consent of Kost Forer Gabbay and Kaiserer
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.
97.1	Clawback Policy. (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024).

101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: March 10, 2025	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 10, 2025
Erez Raphael	Director (Principal Executive Officer)

/s/ Zvi Ben David	Chief Financial Officer, Secretary and	March 10, 2025
Zvi Ben David	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 10, 2025
Yoav Shaked

/s/ Dennis Matheis	Director	March 10, 2025
Dennis Matheis

/s/ Hila Karah	Director	March 10, 2025
Hila Karah

/s/ Dennis M. McGrath	Director	March 10, 2025
Dennis M. McGrath

/s/ Lawrence Leisure	Director	March 10, 2025
Lawrence Leisure

/s/ Adam Stern	Director	March 10, 2025
Adam Stern

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

- - - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

DARIOHEALTH CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

. Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer contracts was extensive and required a high degree of auditor judgment..

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

Business combinations
Description of the Matter

As described in Note 4 to the consolidated financial statements, On February 15, 2024, the Company acquired 100% of the equity shares of Twill Inc. (Twill").  The fair value of the consideration was estimated to be 34,456 $Twill Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”.

Auditing the Company's accounting for the Twill Acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of technology of $ 5.6 million and customer relationships of $13.7 million.

The significant estimation uncertainty in determining the fair values of identified intangible assets was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of the technology and customer relationships intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, such as revenue growth rates, profitability margins and estimated costs. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

How We Addressed the Matter in Our Audit

To test the estimated fair value of the developed technology and customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts, and Twill’s historical operating results. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. Our valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates used in the valuation models and comparing those to the discount rates selected by management.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

March 10, 2025

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,764	$36,797
Short-term bank deposits	697	-
Short-term restricted bank deposits	175	292
Trade receivables, net	4,804	3,155
Inventories	4,753	5,062
Other accounts receivable and prepaid expenses	2,336	2,024

Total current assets	40,529	47,330

NON-CURRENT ASSETS:
Deposits	79	6
Operating lease right of use assets	1,065	967
Long-term assets	313	143
Property and equipment, net	709	899
Intangible assets, net	18,762	5,404
Goodwill	57,427	41,640

Total non-current assets	78,355	49,059

Total assets	$118,884	$96,389

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and stock data)

	December 31,	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,045	$1,131
Deferred revenues	1,583	997
Operating lease liabilities	504	111
Other accounts payable and accrued expenses	6,052	6,300
Current maturity of long-term loan	5,451	3,954

Total current liabilities	16,635	12,493

NON-CURRENT LIABILITIES
Operating lease liabilities	765	885
Long-term loan	23,472	24,591
Warrant liability	5,968	240
Other long-term liabilities	25	36

Total non-current liabilities	30,230	25,752

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 38,388,431 and 27,191,849 shares on December 31, 2024 and December 31, 2023, respectively	4	3
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 49,585 and 18,959 shares on December 31, 2024 and December 31, 2023, respectively	*) -	*) -
Additional paid-in capital	462,358	407,502
Accumulated deficit	(390,343)	(349,361)

Total stockholders’ equity	72,019	58,144

Total liabilities and stockholders’ equity	$118,884	$96,389

The accompanying notes are an integral part of the consolidated financial statements.

*)  Represents an amount lower than $1.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and stock data)

	Year ended
	December 31,
	2024	2023
Revenues:
Services	$20,197	$13,084
Consumer hardware	6,843	7,268
Total revenues	27,040	20,352

Cost of revenues:
Services	3,606	4,679
Consumer hardware	5,139	5,303
Amortization of acquired intangible assets	5,028	4,386
Total cost of revenues	13,773	14,368

Gross profit	13,267	5,984

Operating expenses:
Research and development	$24,179	$20,248
Sales and marketing	26,350	23,785
General and administrative	20,482	18,140

Total operating expenses	71,011	62,173

Operating loss	57,744	56,189

Total financial expenses (income), net	(13,145)	3,174

Loss before taxes	44,599	59,363

Income Tax	(1,852)	64

Net loss	$42,747	$59,427

Deemed dividend (contribution)	$(1,765)	$4,084

Net loss attributable to common shareholders	$40,982	$63,511

Net loss per share:

Basic and diluted loss per share of common stock	$0.61	$1.93
Weighted average number of common stock used in computing basic and diluted net loss per share	49,039,410	28,371,979

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of January 1, 2023	25,724,470	$3	3,567	$	*) -	$365,846	$(285,850)	$79,999

Exercise of options	4,800	*) -	—		—	—	—	*) -
Exercise of warrants	86,983	*) -	—		—	—	—	—
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	984	(984)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	3,100	(3,100)	—
Conversion of preferred stock to common stock	3,582	*) -	(10)		—	—	—	*) -
Issuance of warrants to service providers	—	—	—		—	3,516	—	3,516
Stock-based compensation	887,334	*) -	—		—	16,185	—	16,185
Issuance of Common Stock, net of issuance cost	408,043	*) -	15,402		—	16,482	—	16,482
Common stock related to earnout consideration	76,637	*) -	—		—	—		*) -
Issuance of warrants related to loan agreement, net of issuance cost	—	—	—		—	1,389	—	1,389
Net loss	—	—	—		—	—	(59,427)	(59,427)

Balance as of December 31, 2023	27,191,849	$3	18,959	$	*) -	$407,502	$(349,361)	$58,144

Exercise of options	10,714	*) -	—		—	—	—	*) -
Exercise of pre-funded warrant to common stock	3,187,101	*) -	—		—	2,225	—	2,225
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—			(12,194)	12,194	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	10,429	(10,429)	—
Conversion of preferred stock to common stock	4,807,489	*) -	(10,601)		*) -	—	—	*) -
Issuance of warrants to service providers	—	—	—		—	2,704	—	2,704
Stock-based compensation	3,191,278	*) -	—		—	13,092	—	13,092
Issuance of preferred stock, net of issuance cost	—	1	41,227		*) -	38,530	—	38,531
Modification of warrants	—	—	—		—	70	—	70
Net loss	—	—	—		—	—	(42,747)	(42,747)

Balance as of December 31, 2024	38,388,431	$4	49,585	$	*) -	$462,358	$(390,343)	$72,019

*)  Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,747)	$(59,427)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,796	19,701
Depreciation and impairment	1,327	473
Change in operating lease right of use assets	907	239
Amortization of acquired intangible assets	6,100	4,512
Decrease in trade receivables, net	1,680	3,261
Increase in other accounts receivable, prepaid expense and long-term assets	(80)	(426)
Decrease in inventories	308	2,894
Decrease in trade payables	(496)	(1,191)
Decrease in other accounts payable and accrued expenses	(3,483)	(256)
Decrease in deferred revenues	(156)	(323)
Change in operating lease liabilities	(1,150)	(124)
Change in fair value of warrant liability	(16,504)	(670)
Non-Cash financial expenses	516	1,198
Other	(580)	(240)

Net cash used in operating activities	(38,562)	(30,379)

Cash flows from investing activities:
Purchase of property and equipment	(138)	(584)
Purchase of short-term investments	—	(4,996)
Proceeds from redemption of short-term investments	—	5,033
Payments for business acquisitions, net of cash acquired	(8,796)	—

Net cash used in investing activities	(8,934)	(547)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	1,614
Proceeds from issuance of preferred stock, net of issuance costs	38,531	14,868
Proceeds from borrowings on credit agreement	—	29,604
Repayment of long-term loan	—	(27,833)

Net cash provided by financing activities	38,531	18,253

Decrease in cash, cash equivalents and restricted cash and cash equivalents	(8,965)	(12,673)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	(68)	—
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	36,797	49,470
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$27,764	$36,797
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$3,927	$4,031
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$428	$136
Exercise of pre-funded warrant to common stock upon acquisition	$2,225	$-

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On February 15, 2024 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twill, Inc. (“Twill”), (see note 4). Pursuant to the provisions of the Merger Agreement, on the Closing Date, TWILL Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates artificial intelligence (AI) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has incurred net losses since its inception. As of December 31, 2024, The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $390,343 as of December 31, 2024. For the year ended December 31, 2024, the Company used approximately $38,562 of cash in operations. Management believes the Company has sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these consolidated financial statements. The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.
e.	The Company’s common stock (the “Common Stock”) is listed on the Nasdaq Capital Market under the symbol “DRIO”.

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

The Company’s revenues and financing activities are incurred in U.S. dollars. Although a portion of the Company’s expenses is denominated in New Israeli Shekels (“NIS”), a substantial portion of its expenses is denominated in dollars. Accordingly, the Company’s management believes that the currency of the primary economic environment in which the Company and its subsidiaries operate is the dollar; thus, the dollar is the functional currency of the Company. Transactions and balances denominated in dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of comprehensive loss as financial income or expenses, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

d.	Segment information:

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company identified its Chief Executive Officer as the Chief Operating Decision Maker (CODM). The Company’s Chief Executive Officer reviews the financial information presented on consolidated basis for purposes of allocating resources and evaluating its financial performance.

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

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guarantees issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and USD and bear interest at an average rate of 4.56% and 5.2% as of December 31, 2024 and 2023, respectively. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2024, and 2023, the Company had a short-term restricted bank deposit which are used as collateral for rent in the amount of $175 and $229, respectively.

As of December 31, 2024, and 2023, the Company had short-term restricted bank deposits which were used as collateral for credit payments in amounts of $0 and $63, respectively.

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents and short-term restricted bank deposits balances reported in the statements of cash flows:

	December 31,	December 31,
	2024	2023
Cash, and cash equivalents as reported on the balance sheets	$27,764	$36,797

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$27,764	$36,797

g.	Trade receivables, net:

The Company records trade receivables when an enforceable right to payment exists, net of allowance for credit losses. The Company’s expected credit loss allowance methodology for trade receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company's Consolidated Statements of Comprehensive Loss. As of December 31, 2024, and 2023, the credit loss allowance was $169 and $163, respectively.

h.	Inventories:

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

Total write-downs during the years ended December 31, 2024, and 2023 amounted to $301 and $121, respectively.

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

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets. If such assets (or asset group) are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (or asset group). For the years ended December 31, 2024, and 2023, the Company recorded an impairment loss of $860 and $0, respectively.

k.	Revenue recognition

The Company recognizes revenue in accordance with ASC 606, when (or as) it satisfies performance obligations by transferring promised hardware or services to its customers in an amount that reflects the consideration the Company expects to receive. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s payment terms are generally 45 days or less. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determines its contracts generally do not include a significant financing component since the Company's selling prices are not subject to billing terms nor is the Company’s purpose to receive financing from its customers or to provide customers with financing. In addition, the Company elected to apply the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at the inception of a contract, that the period between when the Company will transfer a promised good or service to a customer and when the customer will pay for that good or service will be one year or less. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities. The Company elected to account for shipping and handling activities as fulfillment activities. Shipping and handling activities are classified as part of cost of revenues.

Consumers revenue

The Company considers customer and distributor purchase orders to be contracts with customers. For each contract, the Company considers the promise to transfer tangible hardware and/or services, each of which are distinct, and accounted for as separate performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. Revenue from tangible hardware is recognized when control of the hardware is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price services are recognized ratably over the contract period as the services have a consistent continuous pattern of transfer to a customer during the contract period.

Commercial revenue – B2B2C

The Company provides a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services recognized over time that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Revenues related to the Company's newly acquired Twill platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues related to health management programs and to the Twill platform are recognized using a time-elapsed measure of progress, since those services have a consistent continuous pattern of transfer to the customer.

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

Since the acquisition of Twill (note 4), the Company also provides professional services and advertisement serving services related to the Twill platform. Revenues related to professional services are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company generally recognizes revenues for professional services using an input method, based on labor hours consumed, which the Company believes best depicts the transfer of the services to the customer. Revenues related to advertisement serving services are recognized when impressions are delivered. The Company recognizes revenue from the display of advertisements in the contracted period in which the impressions are delivered. Impressions are considered delivered when an advertisement is displayed.

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Year ended December 31, 2024
Allowance for credit losses	$163	$268	$(262)	$169

Year ended December 31, 2023
Allowance for credit losses	$23	$140	$—	$163

The Company has no off-balance-sheet concentration of credit risk.

Customer A: As of December 31, 2024, and as December 31, 2023, the Company's major customer accounted for 41.6% and 0%, respectively of the Company's accounts receivable balance.

For the year ended December 31, 2024 and December 31, 2023, the Company's major customer accounted for 24.6% and 0%, respectively, of the Company's revenue in the period.

Customer B: As of December 31, 2024, and as December 31, 2023, the Company's major customer accounted for 0% and 66.5%, respectively of the Company's accounts receivable balance.

For the year ended December 31, 2024, and December 31, 2023, the Company's major customer accounted for 0% and 29.9%, respectively, of the Company's revenue in the period.

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

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2024, and 2023, no liability for unrecognized tax benefits was recorded.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses, net” in the consolidated statements of comprehensive loss.

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

Severance pay expense for the year ended December 31, 2024 and 2023 amounted to $935 and $947, respectively.

The Company has a 401(k) defined contribution plan covering certain employees in the U.S. All eligible employees may elect to contribute up to $23 per year (for certain employees over 50 years of age the maximum contribution is $30.5 per year), of their annual compensation to the plan through salary deferrals, subject to Internal Revenue Service limits.

u.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2024, and 2023, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

v.	Leases:

Lessee accounting:

The Company determines if an arrangement is a lease and the classification of that lease at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether the Company has a right to direct the use of the asset. The Company elected not to recognize a lease liability or right-of-use (“ROU”) asset for leases with a term of twelve months or less. The Company also elected the practical expedient not to separate lease and non-lease components for its leases.

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

x.	Intangible Assets:

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In case the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized over the revised estimated useful life (see Note 11).

y.	Goodwill:

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

For the years ended December 31, 2024 and 2023, no impairment of goodwill has been recorded.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

z.	Recently Adopted Accounting Pronouncements
(i)

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024. The Company adopted the ASU 2023-07 during the year ended December 31, 2024, on a retrospective basis which resulted in updated segment disclosures. See Note 18 in the accompanying notes to the consolidated financial statements for further detail.

aa.	Recently issued accounting pronouncements, not yet adopted:
(i)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

(ii)

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2024	2023

Prepaid expenses	$1,788	$1,536
Costs to fulfill a contract	259	238
Government authorities	289	250

	$2,336	$2,024

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:-     ACQUISITIONS

Acquisition of Twill

On February 15, 2024, the Company completed the merger and the associated acquisition of all issued and outstanding shares of Twill for an aggregate consideration of (A) $10.0 million in cash, and (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 10,000,400 shares of the Company’s Common Stock, per value $0.0001 per share (the "common stock"). In addition, the Company issued stock options to purchase up to 2,963,459 shares of Common Stock and a combination of warrants and restricted stock units (“RSUs”) to acquire up to 1,766,508 shares of Common Stock to certain employees and officers of Twill. The Company accounted for the stock options, warrants and RSUs separately from the acquisition. The Company incurred acquisition-related costs in a total amount of $857, which were included in general and administrative expenses in the Consolidated Statements of Comprehensive loss.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4 – ACQUISITIONS (Cont.)

Cash and cash equivalents	$531
Short-term restricted bank deposits	673
Trade receivables	3,329
Other accounts receivable and prepaid expenses	475
Property and equipment, net	580
Operating lease right of use assets	995
Acquisition-related intangibles	19,435
Other assets	23
Total assets acquired	26,041
Trade payables	2,411
Other accounts payable and accrued expenses	1,223
Deferred revenues	742
Operating lease liabilities	995
Deferred tax liability	2,001
Liabilities assumed	7,372
Fair value of net assets acquired	18,669
Goodwill	15,787
Total purchase consideration	$34,456

Following are details of the purchase consideration allocated to acquired intangible assets:

		Amortization
	Fair value	period (Years)
Technology (1)	$5,644	7.9
Customer relationship healthcare (2)	13,791	11.9
Total identified intangible assets acquired	$19,435

(1)	The technology has been calculated through the Income Approach, in particular the Relief from Royalty method.
(2)	The fair value of Twill’s customer relationships has been calculated using the Multi-Period excess earnings method (“MPEEM method”).

Amount
Number of shares of common stock issuable upon the exercise of the consideration warrants.	10,000,400
Value of each warrant issued	$2.446
Total consideration warrant shares	24,456

Cash consideration	10,000
Total purchase price	$34,456

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4 – ACQUISITIONS (Cont.)

The consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill in 2024:

Year ended
December 31, 2024
Revenues	$12,931
Net loss	$5,645

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

	Year ended
	December 31,
	2024	2023
Total revenues	$29,003	$38,542
Net loss	$55,985	$69,711

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Twill acquisition was completed at the beginning of 2023 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related primarily to purchase accounting, and amortization of acquisition-related intangible assets. The pro forma results also include income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under U.S. GAAP.

NOTE 5:-      INVENTORIES

Inventory consists of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$563	$1,015
Finished products	4,190	4,047

	$4,753	$5,062

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

Agreement with Preferred Partner

On February 28, 2022, the Company entered into an exclusive preferred partner, co-promotion, development and license agreement for a term of five (5) years (the “Exclusive Agreement”). Pursuant to the Exclusive Agreement, the Company will provide a license to access and use certain Company data. The contract included fixed and variable amounts, which were fully constrained. In addition, the Company may provide development services for new products of the other party.

During fiscal year 2022 and 2023, three development plans were approved and accounted for as separate contracts. The Company's measured the progress of the development services performance obligations using an input method, based on labor hours consumed as the Company believes that this method best depicts the transfer of services to the customer. In the years ended December 31, 2022, and 2023, the Company recognized revenues in the amounts of $5,506 and $4,592, respectively. During fiscal 2024, the Company provided a price concession to the preferred partner in the amount of $1,088 to resolve an outstanding dispute. As a result, the Company has recorded the price concession amount as a reduction in revenue.

On December 26, 2024, the agreement with the preferred partner was terminated. Concurrently, the Company entered into a new agreement (the "New Agreement") to provide its SaaS services. As part of these arrangements, the preferred partner shall pay $1,580. The Company accounted for the termination and the creation of a new contract as a contract modification. Since the additional services were not priced at SSP, the contract modification was accounted for prospectively. Under the new contract, the Company will provide the preferred customer with SaaS and professional services and ad-serving services. During the year ended December 31, 2024, the Company recognized revenues related to the modified contract in the amount of $292.

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

On February 21, 2023, and July 1, 2024, the Company entered into change orders with the Health Plan according to which the Company will provide additional implementation services and shall develop additional features to be included in the platform. The change orders include a fixed consideration in the amount of $90 and $85, respectively.

For the year ended December 31, 2023, the Company recognized revenues of $962. The August SOW was completed during the second quarter of 2023.

Revenue Source:

The following table represent the Company total revenues for the year ended December 31, 2024 and 2023 disaggregated by revenue source:

	Year ended
	December 31,
	2024	2023
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$20,023	$5,005
Commercial - Strategic partnerships	(514)	7,054
Consumers	7,531	8,293

	$27,040	$20,352

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $1,525 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2024:

Balance, beginning of the period	$997
Additions through acquisition of Twill	742
New performance obligations	5,191
Reclassification to revenue as a result of satisfying performance obligations	(5,347)

Balance, end of the period	$1,583

Costs to fulfill a contract

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

The Company defers costs incurred to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy the Company’s performance obligations under the contract; and (3) are

NOTE 6:-      REVENUE (Cont.)

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

Costs to fulfill a contract as of December 31, 2024, and December 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
	Unaudited
Costs to fulfill a contract, current	$259	$238
Costs to fulfill a contract, noncurrent	65	59

Total costs to fulfill a contract	$324	$297

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2023	$297
Additions	391
Cost of revenue recognized	(364)

Ending balance as of December 31, 2024	324

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

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest and the outstanding balance shall be due and payable. As part of the LSA, the Company issued a warrant (the “Warrant”) to purchase up to 584,882 shares of the Company’s Common Stock, at an exercise price of $3.334 per share, which has a term of five years from the issuance date.

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

On June 25, 2024, the Company stockholders approved the Avenue Amendment and repriced the Warrant to purchase up to 584,882 shares of Common Stock issued to the lenders on May 1, 2023 at an exercise price $3.334 per share, to permit an amendment to the exercise price of such Warrants to $2.02 which is the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of the Company’s Common Stock at a conversion price of $4.001.

Pursuant to the LSA and the Avenue Amendment, the Company is obligated to maintain at least $5,000 of unrestricted cash in deposit accounts located in the United States.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7: -   DEBT (Cont.)

The Company remeasurement expenses related to the Avenue Loan for the year ended December 31, 2024 were $378, compared to $42 of remeasurement income for the year ended December 31, 2023, which were included as part of the financial (income) expenses in the Company's statements comprehensive loss. During the years ended December 31, 2024, and December 31, 2023, the Company did not recognize any instrument specific credit risk fair value adjustment.

In connection with the debt modification, the Company also modified the Warrant by reducing the exercise price of the Warrant from $3.334 to $2.02. The Company recognized the incremental fair value resulting from the modification through earnings in the amount of $70.

On December 16, 2024, the Company, entered into the Third Amendment to Loan and Security Agreement and Supplement (the “Third Avenue Amendment”) with the Avenue Lenders. Pursuant to the Third Avenue Amendment, the parties agreed to (i) amend the potential interest only period under the loan facility such that the existing interest only period ending on May 30, 2025 was extended by a period of six months provided the Company achieving certain net proceeds from an equity financing on or before March 31, 2025 in the aggregate; (ii) an additional sixth month interest only extension period was added, which is conditioned on the Company achieving a certain net revenue milestone, with cash burn not to exceed a certain level, for the trailing six month period ending September 30, 2025; (iii) the interest only period may not exceed a total of 36 months from the closing of the loan as of May 1, 2023; and (iv) the maturity date of the loan will be extended from May 1, 2027 to November 1, 2027, provided that the Company meets the foregoing amended milestones. In January 2025, the Company met the equity financing milestone.

In addition, the Avenue Amendment provides (i) that the Company will seek stockholder approval to reprice the Warrant issued to the Avenue Lenders on May 1, 2023 to permit an amendment to the exercise price of such Warrant to the “minimum price” as defined by Nasdaq rules as of the closing of the Avenue Amendment (or $0.7208 per share) and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of its loan to the Company’s common stock at a conversion price of $0.8650 per share. As of December 31, 2024, the Company has not yet obtained stockholder approval for these items.

Orbimed Warrants

On June 9, 2022 (the closing date of the Orbimed Loan, which was repaid in May 2023), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 226,586 shares of the Company’s Common Stock, at an exercise price of $6.62 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $4.00 per share. Following the issuance and sale of the Company’s Series C Preferred Stock in February 2024, and as a result of a certain price protection provision in the Orbimed Warrant, the exercise price of the Orbimed Warrant was adjusted to a price per share of $4.00.

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the year ended December 31, 2024, were $168, compared to $670 for the year ended December 31, 2023.

Pre-funded warrants

On February 15, 2024, as part of the acquisition of Twill (See note 4) the Company issued Pre-Funded Warrants to purchase up to 10,000,400 shares of Company Common Stock, issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7: -   DEBT (Cont.)

The Company has classified the Pre-Funded Warrants as liability pursuant to ASC 815-40 since the Pre-Funded Warrants do not meet all the equity classification conditions. Accordingly, the Company measured the Pre-Funded Warrants at their fair value. The warrants liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss.

In November 2024, a total of 2,500,100 Pre-Funded Warrants were exercised into 2,499,828 shares of Common Stock. During the year ended December 31, 2024, the Company recognized $16,336 respectively, of remeasurement income related to the Pre-Funded Warrants. The estimated fair value of the Pre-Funded Warrants liabilities is determined using Level 1 inputs based on quoted prices in active markets.

NOTE 8:-      FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company’s Orbimed loan facility was measured at fair value using Level 3 unobservable inputs until the payoff date of May 1, 2023. The Orbimed Warrant liability was measured at fair value using Level 3 unobservable inputs. In addition, the Avenue Loan Facility is also measured at fair value using level 3 inputs.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$7,305	$—	$7,305	$—

Total financial assets	$7,305	$—	$7,305	$—

Financial liabilities:
Long-term loan	28,923	—	—	28,923
Orbimed Warrant liability	72	—	—	72
Pre-funded warrant liability	5,896	—	5,896	—

Total financial liabilities	$34,891	$—	$5,896	$28,995

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3

		(in thousands)
Financial liabilities:
Long-term loan	28,545	—	—	28,545
Orbimed Warrant liability	$240	—	—	240

Total financial liabilities	$28,785	$—	$—	$28,785

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Avenue Loan Facility origination, or May 1, 2023, the discount rate was arrived at by calibrating the loan amount of $30 million with the fair value of the warrants of $1,413 and the loan terms interest rate equal to the greater of (i) the sum of four and one-half percent (4.50%) plus the Prime Rate, and (ii) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The fair value of the Avenue Loan Facility, as of December 31, 2024, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the years ended December 31, 2024 and December 31, 2023, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS (Cont.)

The following inputs were used to estimate the fair value of the Orbimed Warrant liability:

	December 31,	December 31,
	2024	2023
Stock price	$0.79	$1.72
Exercise price	4.00	5.79
Expected term (in years)	4.44	5.44
Volatility	91.2%	96.8%
Dividend rate	—	—
Risk-free interest rate	4.53%	3.88%

The following tables present the summary of the changes in the fair value of our financial instruments:

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2023	$26,928	$910	$—
Issuance	28,587	—	—
Principal repayments on long-term loan	(27,833)	—	—
Change in fair value	863	(670)	—

Balance as of December 31, 2023	$28,545	$240	$—

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Exercise	—	—	(2,225)
Change in fair value	378	(168)	(16,336)

Balance as of December 31, 2024	$28,923	$72	$5,896

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

The components of lease costs, lease term and discount rate are as follows:

Year Ended
December 31,
2024
Lease cost
Operating lease cost	$1,050
Sublease rent income	(371)
Short term lease cost	133
Variable lease cost	13
Total lease cost	$825

Weighted Average Remaining Lease Term
Operating leases	3.14

Weighted Average Discount Rate
Operating leases	9.35%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024:

Operating
Leases

2025	$525
2026	376
2027	277
2028	283
2029	—
Total undiscounted cash flows	1,461
Less imputed interest	(192)
Present value of lease liabilities	$1,269

Supplemental cash flow information related to leases are as follows:

Year ended
December 31,
2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,289
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$428

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 10:-      PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2024	2023
Cost:

Computers and peripheral equipment	$1,122	$937
Office furniture and equipment	132	137
Production lines	1,030	988
Leasehold improvement	336	326

	2,620	2,388
Accumulated depreciation:

Computers and peripheral equipment	835	542
Office furniture and equipment	48	43
Production lines	930	874
Leasehold improvement	98	30

	1,911	1,489

Property and equipment, net	$709	$899

Depreciation expenses for the year ended December 31, 2024, and 2023 amounted to $466 and $392, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 11:-      OTHER INTANGIBLE ASSETS, NET

a. Finite-lived other intangible assets:
	December 31,	December 31,	Weighted Average
	2024	2023	Remaining Life
			As of December 31, 2024
Original amounts:
Technology	$22,580	$16,936	5.9
Brand	376	376	0.0
Customer Relationship Healthcare	13,791	—	11.0
Domains	23	—
	36,770	17,312
Accumulated amortization:
Technology	16,611	11,586
Brand	376	322
Customer Relationship Healthcare	1,018	—
Domains	3	—
	18,008	11,908
Other intangible assets, net	$18,762	$5,404

b. Amortization expenses for the years ended December 31, 2024 and December 31, 2023 amounted to $6,100 and $4,512, respectively.

c. Estimated amortization expense:

For the year ended December 31,
2025	2,827
2026	1,875
2027	1,875
2028	1,880
2029	1,877
Thereafter	8,428
	$18,762

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 12:-GOODWILL

The following table set forth the changes in the carrying amount of the Company’s goodwill during the year ended December 31, 2024 and the year ended December 31, 2023 (in thousands):

December 31,
2024

As of December 31, 2022	$41,640
Additions	—
As of December 31, 2023	41,640
Additions	15,787
As of December 31, 2024	$57,427

NOTE 13:-    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2024	2023
Employees and payroll accruals	$4,112	$4,073
Accrued expenses	1,940	2,227

	$6,052	$6,300

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties accrued or paid, totaled $932 as of December 31, 2024.

During the year ended December 31,2024 and the year ended December 31, 2023 the company recorded IIA royalties related to the acquisition of Physimax Technology in amount of $2 and $1, respectively.

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

Net Operating Losses- Before the TCJA, taxable losses generated in the U.S. were able to be carried back for two years or carried forward for 20 years to offset prior/future year taxable income. TCJA changes the rule, and allows losses generated after 2017 (i.e. starting in 2018) to be carried forward indefinitely, but only to offset 80% of future year income. Carryback losses are no longer allowed

In response to the COVID-19 pandemic, the U.S. passed the Coronavirus Aid, Relief, and Economic Security Act (CARES) in March 2020. The CARES Act changed the treatment of net operating losses (“NOLS”) generated in tax years 2018, 2019 and 2020. Losses generated in these years are able to be carried backward for 5 years, and carried forward indefinitely, without the 80% limitation.

Tax rates applicable to Labstyle:

The Corporate tax rate in Israel in 2024 and 2023 was 23%.

Net operating loss carryforward:

Labstyle has accumulated net operating losses for Israeli income tax purposes as of December 31, 2024, in the amount of approximately $221,030. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2024, the Company, WayForward and Twill had a U.S. federal net operating loss carryforward of approximately $42,429, $6,305 and $143,670 of which $7,120, $371 and $19,779 respectively, were generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037. Under Sections 382 and 383 of the IRC, utilization of the U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization. A "change in ownership" has occurred during 2024 when Twill was acquired by Dario, resulting in a limitation of $2,316 per year for the years 2025-2028.

The remaining NOLs of the Company, WayForward and Twill are approximately $35,309, $5,934 and $123,891 were generated in years 2018-2024, and are subject to the TCJA, which modified the rules regarding utilization of NOLs. NOLs generated after December 31, 2017, can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to an additional ownership change.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

The annual limitation may result in the expiration of net operating losses and credits before utilization and in the event, the Company has a change of ownership, utilization of the carryforwards could be restricted.

As discussed above, under the CARES Act, the losses from 2018-2024 are excluded from the limitation and can be carried forward indefinitely to offset 100% of future net income.

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:

Net operating loss and capital losses carry forward	$63,016	$51,533
Research and development expenses	3,163	3,815
Accrued employees costs	432	370
Credit losses	36	—
Deferred revenue	41	—
Debt issuance costs	139	—
Stock-based compensation	3,441	4,328
R&D Capitalization under section 174	10,245	—
Depreciation	72	—
Loan	226	306
Intangible Assets	240	152
Lease	312	229

Deferred tax assets:	81,363	60,733
Less: Valuation allowance	(77,189)	(58,303)

Deferred tax assets	4,174	2,430

Deferred tax liability:

Intangible Assets	(3,909)	(2,208)
ROU assets	(265)	(222)

Deferred tax liability	(4,174)	(2,430)

Net deferred tax asset	$—	$—

The deferred tax balances included in the consolidated financial statements as of December 31, 2024, are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the changes in the tax rate.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

The net change in the total valuation allowance for the year ended December 31, 2024, was an increase of $18,886 and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize all of its deferred tax assets and accordingly recorded a valuation allowance to offset the deferred tax assets.

a.	Loss before taxes on income consists of the following:

	Year ended
	December 31,
	2024	2023
Domestic	$17,863	$23,477
Foreign	26,736	35,886

	$44,599	$59,363

b.

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Income tax expense (benefit) was as follows:

	Year ended
	December 31,
Current:	2024	2023
Domestic	$—	$—
Foreign	149	64
Total current income tax expense	149	64
Deferred:
Domestic	(2,001)	—
Foreign	—	—
Total deferred income tax expense (benefit)	(2,001)	—
Income tax	$(1,852)	$64

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY

a.	The holders of Common Stock have the right to one vote for each share of Common Stock held of record by such holder with respect to all matters on which holders of Common Stock are entitled to vote, to receive dividends as they may be declared at the discretion of the Company’s Board of Directors and to participate in the balance of the Company’s assets remaining after liquidation, dissolution or winding up, ratably in proportion to the number of shares of Common Stock held by them after giving effect to any rights of holders of preferred stock. Except for contractual rights of certain investors, the holders of Common Stock have no pre-emptive or similar rights and are not subject to redemption rights and carry no subscription or conversion rights.
b.	In January and March 2024, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the grant of 1,946,500 restricted shares, subject to time vesting, to directors, officers and employees of the Company and approved the grant of 1,100,400 options to purchase Common Stock, and 320,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $1.68 and $2.14 per share. The time vesting restricted shares of Common Stock and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares of Common Stock and the options were issued under the Company’s 2020 Equity incentive Plan, as amended (the “2020 Plan”).
c.	In April 2024, the Compensation Committee approved the grant of 260,500 restricted shares of Common Stock subject to time vesting to employees of the Company and approved the grant of options to purchase up to 564,900 shares of Common Stock, to employees and consultants of the Company, at exercise prices between $1.38 and $1.48 per share. The time vesting restricted shares of Common Stock and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares of Common Stock and the options were issued under the 2020 Plan.
d.	In May 2024, the Compensation Committee approved the grant of a non-qualified stock option to purchase up to 2,250,000 shares of Common Stock as an inducement grant to the new Chief Commercial Officer. Out of the 2,250,000 shares of Common Stock, 500,000 shares will vest over three years, with one third of such shares vesting on June 1, 2025, and the remaining shares vesting in equal quarterly amounts during the following two years. 1,750,000 of the options are performance-based and will commence vesting upon reaching certain performance goals during the fiscal years between 2024 and 2027. Each performance option will vest over a three-year period commencing on the first day of the following fiscal year to which such option relates, in eight equal quarterly instalments.
e.	In August 2024, the Compensation Committee approved the grant of 590,000 restricted shares of Common Stock subject to time vesting to employees of the Company and approved the grant of 1,692,250 options to purchase Common Stock, and 300,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $0.93 to $1.05 per share. The time vesting restricted shares of Common Stock and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares of Common Stock and the options were issued under the Company’s 2020 Plan.
f.	In November 2024, the Compensation Committee approved the grant of 10,000 restricted shares of Common Stock subject to time vesting to employees of the Company and approved the grant of options to purchase up to 367,500 shares of Common Stock, to employees and consultants of the Company, at an exercise price of $0.9475 per share. The time vesting restricted shares of Common Stock and stock options vest over various periods between one to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares of Common Stock and the options were issued under the 2020 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

g.	In December 2024, the Compensation Committee approved the grant of 300,000 restricted shares of Common Stock subject to time vesting to an employee of the Company and approved the grant of options to purchase up to 363,500 shares of Common Stock, to employees of the Company, at an exercise price of $0.80 per share. The time vesting restricted shares of Common Stock and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares of Common Stock and the options were issued under the 2020 Plan.
h.	In August 2024, the Compensation Committee approved the grant of 418,550 restricted shares of Common Stock to certain service providers. During the year ended December 31, 2024, the Company recorded compensation expense in the amount of $354 related to the issuance of these shares of Common Stock.
i.	On November 4, 2024, the Compensation Committee approved amendments to certain previously issued awards of restricted Common Stock in the aggregate amount of 68,750 and 250,000, respectively, granted to Mr. Erez Raphael, our Chief Executive Officer, and Mr. Zvi Ben David, our Chief Financial Officer, in the aggregate amount of 23,750 and 125,000, respectively, on May 18, 2022 and March 6, 2024 (collectively, the “Prior Awards”) to permit an immediate acceleration of the unvested portion of the Prior Awards in the event of change in control of the Company.
j.	In December 2024, the Compensation Committee approved amendments to certain previously issued awards of restricted Common Stock in the aggregate amount of 176,001, granted to certain employees, to permit an immediate acceleration of the unvested portion of the Prior Awards. 152,000 of the accelerated shares will be subject to a lockup until December 31, 2025. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to the acceleration of the unvested portion of the Prior Awards at the amount of $75.
k.	In April 2024, the Compensation Committee approved the grant of warrants to purchase up to 1,471,250 shares of Common Stock, with exercise prices between $1.43 to $2.00 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before December 31, 2026. In addition, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 700,000 shares of Common Stock issued to certain consultants in the past at exercise prices between $5.20 to $6.45 per share, to an exercise price of $1.60 per share. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to those repriced warrants at the amount of $332.

In August 2024, the Compensation Committee approved the grant of warrants to purchase up to 600,000 shares of Common Stock subject to time vesting of one to two years, with exercise prices of $0.93 per share to certain consultants. Out of the warrants to purchase 600,000 shares of Common Stock, 100,000 shares are exercisable into Common Stock on or before December 31, 2027, and 500,000 shares are exercisable into Common Stock on or before August 31, 2029. In addition, the Compensation Committee approved the grant performance-based warrants to purchase up to 800,000 shares of Common Stock, with exercise prices of $0.93 per share to a certain consultant. The warrants are exercisable into Common Stock on or before August 31, 2029. Management's assumption is that it is not probable that the condition will be met. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to the warrants at the amount of $67.

l.	In November 2024, the Compensation Committee approved the grant of warrants to purchase up to 469,653 shares of Common Stock, with an exercise price of $0.9475 per share to a certain consultant. The warrants are exercisable into Common Stock on or before the five years anniversary of the grant date.

During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to the warrants at the amount of $46.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

m.	In December 2024, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 881,250 shares of Common Stock issued to certain consultants in the past at exercise prices between $1.60 to $12.00 per share, to an exercise price of $0.70 per share. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to those repriced warrants at the amount of $164.
n.	In January 2023, the Compensation Committee approved the grant of warrants to purchase up to 280,000 shares of common stock, with an exercise price of $5.20, per share to certain consultants. The warrants are exercisable into common stock on or before December 31, 2026. During the year ended December 31, 2023, the Company recorded compensation expenses for certain consultants in the amount of $650.
o.	In January 2023, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 350,000 shares of common stock issued to certain consultants in the past at exercise prices between $7.50 to $30.00 per share, to an exercise price of $5.20 per share, subject to the performance of additional services. The Company has accounted for the change as a modification and recorded the increase in fair value as compensation expense for those certain consultants in the amount of $960.
p.	On July 25, 2023, the Compensation Committee approved the grant of warrants to purchase up to 40,000 shares of common stock, with an exercise price of $3.46, per share to a certain consultant, the stock options vests over a three-year period. The warrants are exercisable into common stock on or before December 31, 2026. During the year ended December 31, 2023, the Company recorded compensation expenses for this certain consultant in the amount of $29.
q.	On February 15, 2024, the Company executed a consulting agreement with a former officer of Twill. Pursuant to the terms of the consulting agreement, the Company agreed to issue to the former officer of Twill 350,000 fully vested RSUs.

On June 25, 2024, the stockholders of the Company approved the issuance of certain restricted shares of Common Stock and warrants of the Company, under certain consulting agreements with former officers and directors of Twill. Pursuant to the terms of the consulting agreements, the Company agreed to issue to those former officers of Twill warrants to purchase up to 1,032,946 shares of the Company’s Common Stock, of which 717,946 are subject to time vesting and 315,000 are subject to certain performance-based metrics, with an exercise price of $2.55 and 383,562 fully vested RSUs.

During the year ended December 31, 2024, the Company recorded share-based compensation expenses related to these service providers in the amount of $3,196. For the year ended December 31, 2024, no expenses were recorded related to the performance-based warrants.

r.	On January 30, and September 27, 2024, out of the pre-funded warrants that were issued in July 2020, 400,017 and 287,303 were exercised on a cashless basis into 400,000 and 287,273 shares of Common Stock respectively. As of December 31, 2024, the Company’s total outstanding prefunded warrants were exercisable into 995,499 shares of Common Stock.

On July 11, 2023, out of the pre-funded warrants that were issued in July 2020 and February 2022, 86,985 were exercised on a cashless basis into 86,983 shares of Common Stock.

s.	In April 2023, the Company issued 76,637 shares of common stock to settle an earn-out payment owed in connection with the acquisition of PsyInnovations, Inc. (dba wayForward).
t.	In February 2024, the Company issued 17,307, 4,000 and 1,115 Series C, C-1 and C-2 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series C and C-1 Preferred Stock are

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

convertible into Common Stock at $2.02 per Common Stock. The Series C-2 Preferred Stock is convertible into Common Stock at $2.14 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Offering were approximately $22,422.

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

In May, September and November 2024, a total of 100, 25 and 20 shares of certain Series C Convertible Preferred Stock were converted into 49,505, 14,234 and 12,129 shares of Common Stock, respectively.

During the year ended December 31, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend in a total amount of $6,542.

u.	In December 2024, the Company issued 7,055 and 11,750 Series D and D-1 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series D and D-1 Preferred Stock are convertible into Common Stock at $0.73 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Offering were approximately $18,805.

The conversion of the preferred stock is subject to stockholder approval, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, all issuable upon conversion of the preferred stock.

In addition, the Company and certain purchasers in the Offering that are holders of the Company's Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which the Company agreed to issue, subject to stockholder approval, up to forty percent (40%) of the shares of Common Stock  conversion shares of the preferred stock held by such purchaser, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion.

During the year ended December 31, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend in a total amount of $318.

v.	On May 1, 2023, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 6,200 shares of newly designated Series B Preferred Stock (the “Series B Preferred Stock”), an aggregate of 7,946 shares of Series B-1 Preferred Stock (the “Series B-1 Preferred Stock”), and an aggregate of 150 shares of Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 for each share of preferred stock. Certain of our executive officers and directors

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

purchased shares of Series B-2 Preferred Stock in the offering. On May 5, 2023, the Company entered into purchase agreements with accredited investors, relating to the offering of 1,106 shares of newly designated Series B-3 Preferred Stock (the “Series B-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. The initial conversion price for the Series B, B-1, B-2, and B-3 Preferred Stock was $3.334, $3.334, $3.370 and $3.392, respectively, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the offerings were approximately $15,402 ($14,868 net of issuance expenses).

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

w.	On June 25, 2024, following the approval of the necessary preferred holders, the Company modified the terms of the Series B and B-1 preferred stock to (i) extend the mandatory conversion period from fifteen (15) to eighteen

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

In November, on the 18-month anniversary of the Series B, B-1 and B-3 Effective Date, 5,950 Series B, 3,000 B-1 and 406 B-3 Preferred Stock converted into 2,766,201, 1,394,721 and 185,526 shares of Common Stock.

During the year ended December 31, 2024, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series B, B-1, B-2, and B-3 Convertible Preferred Stock as a deemed dividend in a total amount of $2,953.

x.	In April and June 2024, a total of 700 and 250 of certain Series B Convertible Preferred Stock were converted into 237,323 and 89,982 shares of Common Stock, respectively, including the issuance of dividend shares. In addition, during the year ended December 31, 2024, the Company recorded deemed dividend in the amount of $616 with respect to the Series B convertible Preferred Stock.
y.	In August 2024, 150 Series B-2 Preferred Stock automatically converted into 57,868 shares of Common Stock after the completion of the fifteen (15)-month anniversary of the Series B-2 Preferred Stock. The conversion included accumulative dividends payable upon conversion of Series B-2 Preferred Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

z.	Through November 2022, December 2022 and January 2023, 6,355 Series A Preferred Stock automatically converted into 2,133,904 shares of Common Stock after the completion of the 36-month anniversary of each the Series A Preferred Stock. The conversion included accumulative dividends payable available upon conversion of each Series A Preferred Stock.
aa.	As of December 31, 2024, there were 3,557 shares of Series A-1 Preferred stock issued and outstanding. The outstanding Series A-1 Preferred stock is convertible into approximately 1,655,548 shares of Common Stock, including the issuance of dividend shares.

As of December 31, 2024, there were 4,946 shares of Series B-1 Preferred stock issued and outstanding. The outstanding Series B-1 Preferred stock is convertible into approximately 2,299,432 shares of Common Stock, including the issuance of dividend shares.

As of December 31, 2024, there were 22,277 shares of Series C, C-1 and C-2 Preferred stock issued and outstanding. The outstanding Series C, C-1 and C-2 Preferred stock is convertible into approximately 13,497,265 shares of Common Stock, including the issuance of dividend shares.

As of December 31, 2024, there were 18,805 shares of Series D, and D-1 Preferred stock issued and outstanding. The outstanding Series D, and D-1 Preferred stock is convertible into approximately 25,762,850 shares of Common Stock, including the issuance of dividend shares.

bb.	During the year ended December 31, 2024, options were exercised into 10,714 shares of Common Stock.
cc.	Stock-based compensation:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

The table below summarizes the outstanding warrants as of December 31, 2024:

	Warrants
	outstanding as of	Exercise
	December 31, 2024	price $	Expiration date
Agent warrants July 31 2020	150,070	7.47	July 31, 2025
Agent warrants July 31 2020	2,393	7.94	July 31, 2025
Consultants	25,000	13.88	September 26, 2025
Consultants	500,000	1.08	December 16, 2025
Consultants	50,000	1.60	December 31, 2025
Consultants	8,000	13.60	December 31, 2025
Consultants	285,000	1.60	December 31, 2026
Consultants	145,000	0.70	December 31, 2026
Consultants	155,000	0.70	December 31, 2026
Consultants	40,000	3.46	December 31, 2026
Consultants	130,000	1.60	December 31, 2026
Consultants	56,250	2.00	December 31, 2026
Consultants	500,000	1.60	December 31, 2026
Consultants	30,000	2.00	December 31, 2026
Consultants	300,000	1.43	December 31, 2026
Consultants	100,000	1.60	December 31, 2026
Consultants	100,000	0.93	August 24, 2027
Consultants	60,000	0.70	December 31, 2027
Consultants	87,500	0.70	December 31, 2027
Consultants	45,000	0.70	December 31, 2027
Consultants	25,000	0.70	December 31, 2027
Consultants	125,000	0.70	December 31, 2027
Consultants	125,000	0.70	December 31, 2027
Consultants	80,000	0.70	December 31, 2027
Consultants	10,000	0.70	December 31, 2027
Consultants	10,000	0.70	December 31, 2027
Lender of loan facility	292,441	2.02	May 1, 2028
Lender of loan facility	292,441	2.02	May 1, 2028
Agent warrants C Feb. 21, 2024	1,068,670	2.02	February 21, 2029
Agent warrants C-2 Feb. 21, 2024	70,818	2.14	February 21, 2029
Lender of loan facility	226,586	4.00	June 9, 2029
Consultants	13,750	0.70	August 1, 2029
Consultants	500,000	0.93	August 25, 2029
Consultants	850,000	0.93	August 25, 2029
Consultants	319,653	0.95	November 4, 2029
Consultants	150,000	0.95	November 4, 2029
Consultants	717,946	2.55	February 15, 2034
Consultants	315,000	2.55	February 15, 2034
	7,961,518

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

In January 2023 and April 2023, the Board of Directors approved the acceleration of the unvested portion of 42,500 restricted shares of Common Stock to a certain employee of the Company. The share acceleration was part of a separation agreement with the employees. The Company has accounted for the acceleration as a type-3 modification and recorded compensation expenses in the amount of $153.

During the year ended December 31, 2023, the Company’s Compensation Committee approved the grant of 927,100 restricted shares of Common Stock to employees and consultants of which 537,100 are under the Company’s 2020 Equity Incentive Plan, as amended (“2020 Plan”). Out of the restricted shares granted, 235,000 restricted shares of Common Stock will vest immediately, 30,000 restricted shares will vest over a period of six months, and the remaining 662,100 restricted shares of Common Stock will vest over a period between two to four years commencing on the respective grant dates. The Compensation Committee also approved the grant of options to purchase up to 833,900 shares of Common Stock for employees and consultants of the Company, at exercise prices between $3.69 and $4.48 per share. Stock options to purchase 528,900 shares of common stock vest over a three-year period commencing on the respective grant dates, and options to purchase 305,000 shares of common stock are performance-based. The options have a ten-year term and were issued under the 2020 Plan.

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the year ended December 31, 2024 were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	2,550,829	9.27	7.02	36
Options granted	9,922,009	1.65	—	—
Options exercised	(8,693)	—	—	—
Options expired	(525,725)	11.94	—	—
Options forfeited	(1,715,671)	3.13	—	—

Options outstanding at end of period	10,222,749	2.78	8.55	9

Options vested and expected to vest at end of period	8,324,872	2.78	8.48	9

Exercisable at end of period	3,378,508	5.39	7.11	9

Weighted average grant date fair value of options granted during the year ended December 31, 2024, and 2023 is $0.76 and $2.14, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount is impacted by the changes in the fair market value of the Common Stock. The average intrinsic value of the options exercised in 2024 and 2023 were $1.20 and $3.26, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of restricted shares of Common Stock to employees, directors, and non-employees under the above plans during the year ended December 31, 2024 were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year	2,635,926
Restricted shares granted	3,107,000
Restricted shares forfeited	(334,522)

Restricted shares outstanding at end of period	5,408,404

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The fair value of the restricted shares vested during 2024 amounts to $1,644.

The assumptions used are determined as follows:

Volatility. The expected volatility was derived from the historical volatilities of the Company’s stock price over a period equivalent to the expected term of the stock option grants.

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. When establishing the expected term assumption, the Company utilizes the simplified method.

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

The following table presents the assumptions used to estimate the fair values of the options granted to employees, non-employees and directors in the period presented:

	Year ended
	December 31,
	2024	2023
Volatility	94.75-97.97%	90.90-92.62%
Risk-free interest rate	3.67-4.72%	3.45-4.13%
Dividend yield	0%	0%
Expected life (years)	5.00-5.87	5.81-5.88

As of December 31, 2024, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $8,367, which is expected to be recognized over a weighted average period of approximately 1.10 years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

The total compensation cost related to all the Company’s equity-based awards, recognized during year ended December 31, 2024 and 2023 were comprised as follows:

	Year ended
	December 31,
	2024	2023

	Unaudited
Cost of revenues	$13	$327
Research and development	3,296	3,803
Sales and marketing	4,890	6,468
General and administrative	7,597	9,103

Total stock-based compensation expenses	$15,796	$19,701

NOTE 17:-   SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Year ended
	December 31,
	2024	2023

	Unaudited
Bank charges	$96	$112
Foreign currency adjustments expenses, net	4	210
Interest income	(1,116)	(1,868)
Revaluation of short-term investments	—	(37)
Remeasurement of long-term loan	4,305	4,894
Remeasurement of warrant liability	(16,504)	(670)
Modification of warrants	70	—
Debt issuance cost	—	533

Total Financial expenses (income), net	$(13,145)	$3,174

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 18:-     SEGMENT REPORTING

The Company identifies operating segments in accordance with ASC Topic 280, “Segment Reporting,” as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and evaluating financial performance.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in our consolidated statement of comprehensive loss. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic Information

•As of December 31, 2024, the majority of the Company’s long live assets are located in Israel.

•As of December 31, 2024, the majority of the Company's revenue is generated in the U.S.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 19: -   BASIC AND DILUTED NET LOSS PER COMMON STOCK

The Company computes net loss per share of common and preferred stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the Common Stock, which includes prefunded warrants.

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 35,670,853 for the year ended December 31, 2024, and for the year ended December 31, 2023, was 12,188,189.

The following table sets forth the computation of the Company’s basic net earnings (loss) per common and preferred stock:

	Year ended
	December 31,
	2024
	Common
	Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2	Preferred D	Preferred D*	Preferred D-1
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$(30,088,977)	$(956,504)	$(1,145,280)	$(1,710,847)	$(18,996)	$(117,692)	$(4,933,826)	$(1,146,033)	$(301,423)	$(161,819)	$(49,399)	$(351,781)

Denominator:
Number of shares used in per share computation	49,039,410	3,557	5,152	7,486	89	550	14,817	3,441	959	193	59	418

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends (contribution)	—	173.23	(744.18)	(689.74)	278.13	(487.79)	341.29	341.36	323.19	306.32	543.04	543.04
Undistributed loss - allocated	(0.61)	(268.91)	(222.29)	(228.55)	(213.01)	(213.81)	(332.98)	(333.04)	(314.24)	(840.59)	(840.59)	(840.59)
Basic earnings (loss) per share	$(0.61)	$(95.67)	$(966.47)	$(918.29)	$65.12	$(701.61)	$8.31	$8.32	$8.95	$(534.27)	$(297.55)	$(297.55)

* Series D Preferred Stock which are subject to the lockup agreements (see Note 16).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 19: -   BASIC AND DILUTED NET LOSS PER COMMON STOCK (Cont.)

	Year ended
	December 31,
	2023
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$(54,860,245)	$(2,528,086)	$(2,476,171)	$(3,173,493)	$(59,308)	$(413,441)

Denominator:
Number of shares used in per share computation	28,371,979	3,557	4,094	5,247	99	697

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends (contribution)	—	450.47	244.63	244.63	242.18	248.52
Undistributed loss - allocated	(1.93)	(710.74)	(604.87)	(604.87)	(598.83)	(593.23)
Basic earnings (loss) per share	$(1.93)	$(260.26)	$(360.24)	$(360.24)	$(356.64)	$(344.71)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 20:-     SUBSEQUENT EVENTS

a.	On January 7, 2025, the Company entered into securities purchase agreements (each, a “Series D Purchase Agreement”) with accredited investors relating to an offering (the “Series D Offering”) and the sale of an aggregate of (i) 4,950 shares of newly designated Series D-2 Preferred Stock (the “Series D-2 Preferred Stock”), and (ii) 1,850 shares of Series D-3 Preferred Stock (the “Series D-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Series D Offering are approximately $6,800. The closing of the Series D-2 Preferred Stock, and Series D-3 Preferred Stock occurred on January 14, 2025.

The conversion of the preferred stock is subject to stockholder approval. In addition, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four quarters from the Closing Date, all issuable upon conversion of the preferred stock.

b.	In January 2025, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 6,541,028 shares, from 11,356,624 to 17,897,652.
c.	In February 2025, the Compensation Committee approved the grant of 575,000 restricted shares of Common Stock to certain service providers and approved the grant of warrants to purchase up to 1,050,000 shares of Common Stock, with exercise prices of $0.64 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before February 10, 2028.
d.	In February 2025, a total of 2,500,100 Pre-Funded Warrants were exercised into 2,499,698 shares of Common Stock.
e.	In February 2025, the Compensation Committee approved the grant of 30,000 restricted shares of Common Stock to a director of the Company and an amendment to certain previously issued awards of restricted Common Stock in the aggregate amount of 35,000, granted to the director, to permit an immediate acceleration of the unvested portion of the Prior Awards.

- - - - - - - - - - - - - - -