Form 10-Q
period 2025-03-31
DarioHealth Corp.
filed 2025-05-14
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 43,949,424 shares of common stock outstanding.

When used in this quarterly report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware company, Twill, Inc., a Delaware company, Twill ISR Ltd, an Israeli company, and DarioHealth India Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica, and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our ability to meet the requirements of our existing debt facility;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners;
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	general market, political and economic conditions in the countries in which we operate, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the attack by Hamas and other terrorist organizations in the Middle East and Israel’s war against them;
●	changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed on March 10, 2025) entitled “Risk Factors” as well as in our other public filings.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2025

UNAUDITED

INDEX

Page
Condensed Consolidated Interim Balance Sheets	F-2 – F-3

Condensed Consolidated Interim Statements of Comprehensive Loss	F-4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity	F-5 – F-5

Condensed Consolidated Interim Statements of Cash Flows	F-6

Notes to Condensed Consolidated Interim Financial Statements	F-7 – F-30

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

	March 31,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,854	$27,764
Short-term bank deposits	-	697
Short-term restricted bank deposits	192	175
Trade receivables, net	3,207	4,804
Inventories	4,622	4,753
Other accounts receivable and prepaid expenses	2,687	2,336

Total current assets	38,562	40,529

NON-CURRENT ASSETS:
Deposits	79	79
Operating lease right of use assets	955	1,065
Long-term assets	331	313
Property and equipment, net	646	709
Intangible assets, net	17,600	18,762
Goodwill	57,427	57,427

Total non-current assets	77,038	78,355

Total assets	$115,600	$118,884

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

	March 31,	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,745	$3,045
Deferred revenues	1,305	1,583
Operating lease liabilities	490	504
Other accounts payable and accrued expenses	4,320	6,052
Current maturity of long-term loan	10,295	5,451

Total current liabilities	19,155	16,635

NON-CURRENT LIABILITIES
Operating lease liabilities	653	765
Long-term loan	18,899	23,472
Warrant liability	3,103	5,968
Other long-term liabilities	91	25

Total non-current liabilities	22,746	30,230

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 42,706,594 and 38,388,431 shares on March 31, 2025 and December 31, 2024, respectively	4	4
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 54,585 and 49,585 shares on March 31, 2025 and December 31, 2024, respectively	*) -	*) -
Additional paid-in capital	478,104	462,358
Accumulated deficit	(404,409)	(390,343)

Total stockholders’ equity	73,699	72,019

Total liabilities and stockholders’ equity	$115,600	$118,884

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

	Three months ended
	March 31,
	2025	2024
Revenues:
Services	$4,875	$4,160
Consumer hardware	1,877	1,598
Total revenues	6,752	5,758

Cost of revenues:
Services	865	965
Consumer hardware	1,130	1,198
Amortization of acquired intangible assets	875	1,163
Total cost of revenues	2,870	3,326

Gross profit	3,882	2,432

Operating expenses:
Research and development	$4,108	$6,642
Sales and marketing	5,873	6,910
General and administrative	3,310	6,735

Total operating expenses	13,291	20,287

Operating loss	9,409	17,855

Total financial income, net	(204)	(8,686)

Loss before taxes	9,205	9,169

Income tax (benefit)	22	(1,994)

Net loss	$9,227	$7,175

Deemed dividend	$4,839	$2,034

Net loss attributable to common shareholders	$14,066	$9,209

Net loss per share:

Basic and diluted loss per share of common stock	$0.14	$0.20
Weighted average number of common stock used in computing basic and diluted net loss per share	47,370,317	34,442,578

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2025	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2024	38,388,431	$4	49,585	$	*)-	$462,358	$(390,343)	$72,019

Deemed dividend related to issuance of preferred stock	—	—	—		—	4,839	(4,839)	—
Conversion of Preferred Stock to Common Stock	855,406	*)-	(1,800)		*)-	—	—	*)-
Exercise of Prefunded warrants to common stock	2,859,675	*)-	—		—	1,750	—	1,750
Stock-based compensation	603,082	*)-	—		—	2,342	—	2,342
Issuance of preferred stock, net of issuance cost	—	—	6,800		*)-	6,815	—	6,815
Net loss	—	—	—		—	—	(9,227)	(9,227)

Balance as of March 31, 2025	42,706,594	$4	54,585	$	*)-	$478,104	$(404,409)	$73,699

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2023	27,191,849	$3	18,959	$	*)-	$407,502	$(349,361)	$58,144

Exercise of options	2,021	*)-	—		—	*)-	—	*)-
Deemed dividend related to issuance of preferred stock	—	—	—		—	2,034	(2,034)	—
Issuance of warrants to service providers	—	—	—		—	27	—	27
Stock-based compensation	1,845,870	*)-	—		—	6,831	—	6,831
Conversion of preferred warrants to common stock	400,000	*)-	—		—	—	—	*)-
Issuance of preferred stock, net of issuance cost	—	—	22,422		*)-	20,206	—	20,206
Net loss	—	—	—		—	—	(7,175)	(7,175)

Balance as of March 31, 2024	29,439,740	$3	41,381	$	*)-	$436,600	$(358,570)	$78,033

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,227)	$(7,175)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,342	6,858
Depreciation and impairment	94	110
Change in operating lease right of use assets	110	149
Amortization of acquired intangible assets	1,162	1,216
Decrease (increase) in trade receivables, net	1,597	(1,401)
Increase in other accounts receivable, prepaid expense and long-term assets	(369)	(1,866)
Decrease (increase) in inventories	130	146
Increase (decrease) in trade payables	(300)	708
Decrease in other accounts payable and accrued expenses	(1,666)	(2,620)
Increase (decrease) in deferred revenues	(278)	52
Change in operating lease liabilities	(126)	(18)
Change in fair value of warrant liability	(1,115)	(9,181)
Non-cash financial expenses (income)	293	(83)
Other	680	(5)

Net cash used in operating activities	(6,673)	(13,110)

Cash flows from investing activities:
Purchase of property and equipment	(31)	(56)
Payments for business acquisitions, net of cash acquired	—	(8,796)

Net cash used in investing activities	(31)	(8,852)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	6,815	20,206

Net cash provided by financing activities	6,815	20,206

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	111	(1,756)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	(21)	—
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	27,764	36,797
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$27,854	$35,041
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$937	$986
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$28
Exercise of pre-funded warrants to common stock upon acquisition	$1,750	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

DarioHealth’s digital therapeutic platform has been designed with a ‘user-first’ strategy, focusing on the user’s needs first and foremost, and user experience and satisfaction. User satisfaction is constantly measured and drives all Company processes, including our technology design.

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other business activities.
c.	On February 15, 2024 the Company acquired Twill, Inc. (“Twill”) pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, TWILL Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates artificial intelligence (AI) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has incurred net losses since its inception. As of March 31, 2025, The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $404,409. For the three months ended March 31, 2025, the Company used approximately $6,673 of cash in operations. Management believes the Company has sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2025, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2025, and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2025. Results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Significant Accounting Policies

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 are applied consistently in these unaudited interim consolidated financial statements.

b.   Concentrations of credit risk:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended March 31, 2025
Allowance for credit losses	$169	$28	$(6)	$191

Three months ended March 31, 2024
Allowance for credit losses	$163	$110	$—	$273

The Company has no off-balance-sheet concentration of credit risk.

As of March 31, 2025 and December 31, 2024, the Company's major customer accounted for 18.1% and 41.6%, respectively of the Company's accounts receivable balance. For the three months ended March 31, 2025, the Company's major customer accounted for 19.1% of the Company's revenue in the period. For the three months ended March 31, 2024, the Company's major customers accounted for 8.5% and 16.5% of the Company's revenue in the period.

c.  Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	March 31,	March 31,
	2025	2024
Cash, and cash equivalents as reported on the balance sheets	$27,854	$34,367
Short-term bank deposits	—	674

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$27,854	$35,041

d.  Recently issued Accounting Pronouncements

(i)	In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. The Company is currently evaluating the effect of adopting the ASU on its disclosures.
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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 3: -   INVENTORIES

	March 31,	December 31,
	2025	2024
Raw materials	$790	$563
Finished products	3,832	4,190

	$4,622	$4,753

During the three months periods ended March 31, 2025 and March 31, 2024, total inventory write-down expenses amounted to $174 and $0, respectively.

NOTE 4 – ACQUISITIONS

The interim consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill for the three months ended March 31, 2024:

Three months ended
March 31,
2024
Revenues	$1,927
Net loss	$2,077

Supplemental Unaudited Pro forma Information

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Twill, which closed on February 15, 2024, had taken place had Twill been acquired as of January 1, 2023.

Three months ended
March 31,
2024
Total revenues	$7,721
Net loss	$15,765

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

During fiscal year 2022 and 2023, three development plans were approved and accounted for as separate contracts. The Company measured the progress of the development services performance obligations using an input method, based on labor hours consumed as the Company believes that this method best depicts the transfer of services to the customer. During fiscal year 2024, the Company provided a price concession to the preferred partner in the amount of $1,088 to resolve an outstanding dispute. As a result, the Company has recorded the price concession amount as a reduction in revenue.

On December 26, 2024, the agreement with the preferred partner was terminated. Concurrently, the Company entered into a new agreement (the "New Agreement") to provide its SaaS services. As part of these arrangements, the preferred partner shall pay $1,580. The Company accounted for the termination and the creation of a new contract as a contract modification. Since the additional services were not priced at SSP, the contract modification was accounted for prospectively. Under the new contract, the Company will provide the preferred customer with SaaS and professional services and ad-serving services. During the three months period ended March 31, 2025, the Company recognized revenues related to the modified contract in the amount of $1,288.

Revenue Source

The following tables represent the Company’s total revenues for the three months periods ended March 31, 2025 and March 31, 2024 disaggregated by revenue source:

	Three months ended
	March 31,
	2025	2024
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$4,737	$3,470
Commercial - Strategic partnerships	—	489
Consumers	2,015	1,799

	$6,752	$5,758

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $1,305 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2025:

Balance, beginning of the period	$1,583
New performance obligations	1,506
Reclassification to revenue as a result of satisfying performance obligations	(1,737)

Balance, end of the period	$1,352

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 5: -   REVENUES (Cont.)

Costs to fulfill a contract as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
Costs to fulfill a contract, current	$282	$259
Costs to fulfill a contract, noncurrent	86	65

Total costs to fulfill a contract	$368	$324

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2024	$324
Additions	149
Cost of revenue recognized	(105)

Ending balance as of March 31, 2025	368

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

On February 15, 2024, the Company and the Borrowers entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to the Company’s existing loan facility with the lenders. In addition, the Avenue Amendment permits the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of its loan to the Company at a fixed conversion price of $4.001 per share.

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

Pursuant to the LSA and the Avenue Amendment, the Company was obligated to maintain at least $5,000 of unrestricted cash in deposit accounts located in the United States. This amount is classified within cash and cash equivalents.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   DEBT (Cont.)

The Company remeasurement expenses related to the Avenue Loan for the three months ended March 31, 2025 was $270, compared to $82 of remeasurement income for the three months ended March 31, 2024, which were included as part of the financial (income) expenses in the statement of comprehensive loss. During the three months periods ended March 31, 2025 and, 2024, the Company did not recognize any instrument specific credit risk fair value adjustment.

In connection with the debt modification, the Company also modified the Warrant by reducing the exercise price of the Warrant from $3.334 to $2.02. The Company recognized the incremental fair value resulting from the modification in the amount of $70.

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

In addition, the Avenue Amendment provides (i) that the Company will seek stockholder approval to reprice the Warrant issued to the Avenue Lenders on May 1, 2023 to permit an amendment to the exercise price of such Warrant to the “minimum price” as defined by Nasdaq rules as of the closing of the Avenue Amendment (or $0.7208 per share) and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of its loan to the Company’s common stock at a conversion price of $0.8650 per share. As of March 31, 2025, the Company has not yet obtained stockholder approval for these items.

Orbimed Warrant

On June 9, 2022 we entered into a Credit Agreement, with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), as the lender for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million was made available on the closing date and up to $25 million was to be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Orbimed Loan”).

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 6: -   DEBT (Cont.)

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three months period ended March 31, 2025 and, March 31, 2024 were $29 and $26, respectively.

Pre-Funded Warrants

On February 15, 2024, as part of the acquisition of Twill (See note 1) the Company issued Pre-Funded Warrants to purchase up to 10,000,400 shares of Company Common Stock, issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill.

The Company has classified the Pre-Funded Warrants as liability pursuant to ASC 815-40 since the Pre-Funded Warrants do not meet all the equity classification conditions. Accordingly, the Company measured the Pre-Funded

Warrants at their fair value. The Pre-Funded Warrant  liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss.

In November 2024, a total of 2,500,100 Pre-Funded Warrants were exercised into 2,499,828 shares of Common Stock.

In February 2025, a total of 2,500,100 Pre-Funded Warrants were exercised into 2,499,698 shares of Common Stock.

During the three months periods ended March 31, 2025 and March 31, 2024, the Company recognized $1,085 and $9,156 of remeasurement income related to the Pre-Funded Warrants.

NOTE 7: -   FAIR VALUE MEASUREMENTS

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,398	$—	$12,398	$—

Total financial assets	$12,398	$—	$12,398	$—

Financial liabilities:
Long-term loan	29,194	—	—	29,194
Orbimed Warrant liability	42	—	—	42
Pre-Funded Warrant liability	3,061	—	3,061	—

Total financial liabilities	$32,297	$—	$3,061	$29,236

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$7,305	$—	$7,305	$—

Total financial assets	$7,305	$—	$7,305	$—

Financial liabilities:
Long-term loan	$28,923	$—	$—	$28,923
Orbimed Warrant liability	72	—	—	72
Pre-Funded Warrant liability	5,896	—	5,896	—

Total financial liabilities	$34,891	$—	$5,896	$28,995

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 7: - FAIR VALUE MEASUREMENTS (Cont.)

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. The fair value of the Avenue Loan Facility, as of March 31, 2025, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the three months periods ended March 31, 2025 and March 31, 2024, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk.

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

The following inputs were used to estimate the fair value of the Orbimed Warrant liability:

	March 31,	December 31,
	2025	2024
Stock price	$0.61	$0.79
Exercise price	4.00	4.00
Expected term (in years)	4.19	4.44
Volatility	88.4%	91.2%
Dividend rate	—	—
Risk-free interest rate	3.89%	4.53%

The following tables present a summary of the changes in the fair value of our financial instruments:

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2025	$28,923	$72	$5,896
Exercise	—	—	(1,750)
Change in fair value	271	(30)	(1,085)

Balance as of March 31, 2025	$29,194	$42	$3,061

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	(83)	(25)	(9,156)

Balance as of March 31, 2024	$28,462	$215	$15,301

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participation received, net of royalties accrued or paid, totaled $954 as of March 31, 2025.

During the three months periods ended March 31, 2025 and March 31, 2024, the Company did not record IIA royalties related to the acquisition of Physimax Technology.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 9: -   INTANGIBLE ASSETS

a. Finite-lived intangible assets:
	March 31,	December 31,	Weighted Average
	2025	2024	Remaining Life
			As of March 31, 2025
Original amounts:
Technology	$22,580	$22,580	6.4
Brand	376	376	0.0
Customer Relationship Healthcare	13,791	13,791	10.8
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	17,486	16,611
Brand	376	376
Customer Relationship Healthcare	1,304	1,018
Domains	4	3
	19,170	18,008
Intangible assets, net	$17,600	$18,762

b. Estimated amortization expense:

For the year ended December 31,
Remainder of 2025	1,665
2026	1,875
2027	1,875
2028	1,880
2029	1,877
Thereafter	8,428
	$17,600

c. Amortization expenses for the three months period ended March 31, 2025 and 2024 amounted to $1,162 and $1,216, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 10: -   RELATED PARTIES TRANSACTIONS

On February 25, 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement, the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 150,000 restricted shares of common stock to the consulting firm, vesting quarterly over a four-year period. As of March 31, 2025, the consulting firm had received approximately 258,000 shares of Common Stock and warrants to purchase up to 125,000 shares of Common Stock.

On February 24, 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. During the three months ended March 31, 2025, the Company recorded share-based compensation expenses related to this service provider in the amount of $65.

NOTE 11: -   STOCKHOLDERS’ EQUITY

a.	In February 2025, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved a grant of 575,000 restricted shares of Common Stock to certain service providers and approved the grant of warrants to purchase up to 1,050,000 shares of Common Stock, with exercise prices of $0.64 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before February 10, 2028.
b.	In February 2025, the Compensation Committee approved a grant of 30,000 restricted shares of Common Stock to a director of the Company and an amendment to certain previously issued awards of restricted Common Stock in the aggregate amount of 35,000, granted to the director, to permit an immediate acceleration of the unvested portion of the prior awards.
c.	On March 17, 2025, from the pre-funded warrants that were issued in July 2020, 360,298 were exercised on a cashless basis into 359,977 shares of Common Stock.
d.	On January 30, 2024, from the pre-funded warrants that were issued in July 2020, 400,017 were exercised on a cashless basis into 400,000 shares of Common Stock.
e.	In January and March 2024, the Compensation Committee approved a grant of 1,946,500 restricted shares, subject to time vesting, to directors, officers and employees of the Company and approved the grant of 1,100,400 options to purchase Common Stock, and 320,000 performance-based options to purchase Common Stock to officers, employees, and consultants of the Company, at exercise prices between $1.68 and $2.14 per share. The time-vesting restricted shares of Common Stock and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares of Common Stock and the options were issued under the Company’s 2020 Equity incentive Plan, as amended (the “2020 Plan”).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

f.	On February 15, 2024, the Company executed a consulting agreement with a former officer of Twill. Pursuant to the terms of the consulting agreement, the Company agreed to issue to the former officer of Twill 350,000 fully vested RSUs.

During the three-month periods ended March 31, 2025 and, March 31, 2024 the Company recorded share-based compensation expenses related to these service providers in the amount of $0 and $893, respectively. For the three-month periods ended March 31, 2025 and, March 31, 2024, no expenses were recorded related to the performance-based warrants.

g.	In February 2024, the Company issued 17,307, 4,000 and 1,115 Series C, C-1 and C-2 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series C and C-1 Preferred Stock are convertible into Common Stock at $2.02 per Common Stock. The Series C-2 Preferred Stock is convertible into Common Stock at $2.14 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the offering were approximately $22,422.

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

In February 2025, a total of 125 shares of certain Series C Convertible Preferred Stock were converted into 75,805 shares of Common Stock.

During the three month periods ended March 31, 2025 and March 31, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend in a total amount of $2,194 and $744, respectively.

h.	In December 2024, the Company issued 7,055 and 11,750 Series D and D-1 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series D and D-1 Preferred Stock are convertible into Common Stock at $0.73 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Offering were approximately $18,805.

The conversion of the preferred stock is subject to stockholder approval. The preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, all issuable upon conversion of the preferred stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

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

During the three months period ended March 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend for an amount of $2,226.

i.	On January 7, 2025, the Company entered into securities purchase agreements (each, a “Series D Purchase Agreement”) with accredited investors relating to an offering (the “Series D Offering”) and the sale of an aggregate of (i) 4,950 shares of newly designated Series D-2 Preferred Stock (the “Series D-2 Preferred Stock”), and (ii) 1,850 shares of Series D-3 Preferred Stock (the “Series D-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Series D Offering are approximately $6,800. The closing of the Series D-2 Preferred Stock, and Series D-3 Preferred Stock occurred on January 14, 2025.

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

During the three months period ended March 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D-2 and D-3 Preferred Stock as a deemed dividend for an amount of $419.

On June 25, 2024, following the approval of the necessary preferred holders, the Company modified the terms of the Series B and B-1 preferred stock to (i) extend the mandatory conversion period from fifteen (15) to eighteen

j.	(18) months from the original issue date and (ii) increase the percentage of dividends the holders of the preferred stock will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

The Company concluded that the Series B, B-1 and B-3 preferred shares modification should be accounted for as an extinguishment transaction. As such, the Company recorded the modified preferred shares at their fair value and derecognized the carrying amount of the previous unmodified shares, resulting in a deemed contribution of $12,194.

In November 2024, on the 18-month anniversary of the Series B, B-1 and B-3 Effective Date, 5,950 Series B, 3,000 B-1 and 406 B-3 Preferred Stock converted into 2,766,201, 1,394,721 and 185,526 shares of Common Stock.

During the three months period ended March 31, 2024 the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series B, B-1, B-2, and B-3 Convertible Preferred Stock as a deemed dividend for an amount of $1,037.

k.	In August 2024, 150 Series B-2 Preferred Stock automatically converted into 57,868 shares of Common Stock after the completion of the fifteen (15)-month anniversary of the Series B-2 Preferred Stock. The conversion included accumulative dividends payable upon conversion of Series B-2 Preferred Stock.
l.	As of March 31, 2025, there were 1,882 shares of Series A-1 Preferred stock issued and outstanding. The outstanding Series A-1 Preferred stock is convertible into approximately 875,950 shares of Common Stock, including the issuance of dividend shares.

As of March 31, 2025, there were 4,946 shares of Series B-1 Preferred stock issued and outstanding. The outstanding Series B-1 Preferred stock is convertible into approximately 2,299,432 shares of Common Stock, including the issuance of dividend shares.

As of March 31, 2025, there were 22,152 shares of Series C, C-1 and C-2 Preferred stock issued and outstanding. The outstanding Series C, C-1 and C-2 Preferred stock is convertible into approximately 14,242,991 shares of Common Stock, including the issuance of dividend shares.

As of March 31, 2025, there were 25,605 shares of Series D, D-1, D-2 and D-3 Preferred stock issued and outstanding. The outstanding Series D, and D-1 Preferred stock is convertible into approximately 36,533,135 shares of Common Stock, including the issuance of dividend shares.

m.	In April and June 2024, a total of 700 and 250 of certain Series B Convertible Preferred Stock were converted into 237,323 and 89,982 shares of Common Stock, respectively, including the issuance of dividend shares.

In March 2025, a total of 1,675 shares of certain Series A-1 Convertible Preferred Stock were converted into 779,601 shares of Common Stock.

Stock plans:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the three-months period ended March 31, 2025, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	10,222,749	2.78	8.55	9
Options granted	—	—	—	—
Options exercised	-	—	—	—
Options expired	(585,110)	3.94	—	—
Options forfeited	(793,020)	1.57	—	—

Options outstanding at end of period	8,844,619	2.81	8.37	6

Options vested and expected to vest at end of period	7,183,043	2.87	8.29	6

Exercisable at end of period	3,648,568	4.88	7.12	6

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees and directors under the above plans during the three-months period ended March 31, 2025, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year	5,408,404
Restricted shares granted	30,000
Restricted shares forfeited	(1,668)

Restricted shares outstanding at end of period	5,436,736

As of March 31, 2025, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $6,317, which is expected to be recognized over a weighted average period of approximately one (1) year.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The fair value of the restricted shares vested during the three months period ended March 31, 2025 was $18.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	March 31,
	2025	2024
Volatility	—%	94.75-97.28%
Risk-free interest rate	—%	3.85-4.23%
Dividend yield	—%	0%
Expected life (years)	—	5.00-5.88

The total compensation cost related to all of the Company’s stock-based awards recognized during the three-month periods ended March 31, 2025 and 2024 was comprised as follows:

	Three months ended
	March 31,
	2025	2024
Cost of revenues	$10	$7
Research and development	526	1,115
Sales and marketing	815	1,756
General and administrative	991	3,980

Total stock-based compensation expenses	$2,342	$6,858

NOTE 12: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Three months ended
	March 31,
	2025	2024
Bank charges	$34	$16
Foreign currency adjustments expenses, net	(42)	(35)
Interest income	(289)	(390)
Remeasurement of long-term loan	1,207	904
Remeasurement of warrant liability	(1,114)	(9,181)

Total financial expenses (income), net	$(204)	$(8,686)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 13:-   SEGMENT REPORTING

The Company identifies operating segments in accordance with ASC Topic 280, “Segment Reporting,” as components of an entity for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and evaluating financial performance.

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Chief Operating Decision Maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss as shown in our consolidated statement of comprehensive loss. The CODM considers net loss in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic Information

•As of March 31, 2025, the majority of the Company’s long live assets are located in Israel.

•As of March 31, 2025, the majority of the Company's revenue is generated in the U.S.

NOTE 14: - INCOME TAXES

During the three months period ended March 31, 2025, the Company recorded tax expenses in the amount of $22 and for the three months period ended March 31, 2024, the Company recorded income tax in the amounts of $1,994.

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 15: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK

The Company computes net loss per share of common and preferred stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the Common Stock, which includes prefunded warrants.

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 69,074,441 and 26,683,383 for the three months period ended March 31, 2025 and for the three months ended March 2024, respectively.

The following table sets forth the computation of the Company’s basic net earnings (loss) per common and preferred stock:

	Three months ended
	March 31,
	2025
	Common
	Stock	Preferred A-1	Preferred B-1	Preferred C	Preferred C-1	Preferred C-2	Preferred D	Preferred D*	Preferred D-1	Preferred D-2	Preferred D-3
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$(6,794,672)	$(220,149)	$(329,890)	$(1,528,163)	$(357,622)	$(94,060)	$(1,077,474)	$(328,924)	$(2,342,334)	$(722,479)	$(270,018)

Denominator:
Number of shares used in per share computation	47,370,317	3,296	4,946	17,094	4,000	1,115	5,405	1,650	11,750	4,180	1,562

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends (contribution)	—	—	—	99.08	99.08	93.10	78.87	153.19	131.66	72.95	72.95
Undistributed loss - allocated	(0.14)	(66.78)	(66.70)	(89.40)	(89.41)	(84.36)	(199.35)	(199.35)	(199.35)	(172.84)	(172.84)
Basic earnings (loss) per share	$(0.14)	$(66.78)	$(66.70)	$9.68	$9.68	$8.74	$(120.48)	$(46.16)	$(67.69)	$(99.90)	$(99.90)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 15: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON AND PREFERRED STOCK (Cont.)

	Three months ended
	March 31,
	2024
	Common Stock	Preferred A-1	Preferred B	Preferred B-1	Preferred B-2	Preferred B-3	Preferred C	Preferred C-1	Preferred C-2
Basic earnings (loss) per share
Numerator:
Allocation of undistributed loss	$(6,917,337)	$(289,734)	$(422,406)	$(541,361)	$(10,117)	$(73,700)	$(738,873)	$(170,769)	$(44,915)

Denominator:
Number of shares used in per share computation	34,442,578	3,557	6,200	7,946	150	1,106	7,417	1,714	478

Basic earnings (loss) per share amounts:
Distributed earnings - deemed dividends (contribution)	—	71.03	67.28	67.28	66.54	68.22	77.69	77.69	73.33
Undistributed loss - allocated	(0.20)	(81.45)	(68.13)	(68.13)	(67.45)	(66.64)	(99.62)	(99.62)	(93.99)
Basic earnings (loss) per share	$(0.20)	$(10.42)	$(0.85)	$(0.85)	$(0.91)	$1.58	$(21.93)	$(21.93)	$(20.66)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and stock data)

NOTE 16: - SUBSEQUENT EVENTS

a.	In April 2025, the Compensation Committee approved the grant of 812,800 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 1,194,950 shares of Common Stock, to employees and consultants of the Company, at an exercise price between $0.66 to $0.78 per share. The time vesting restricted shares and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan. In addition, the Compensation Committee approved the grant of 175,000 restricted shares of Common Stock to certain service providers and approved a reduction in the exercise price of warrants to purchase up to 356,250 shares of Common Stock issued to certain consultants in the past at exercise prices between $1.43 to $2.00 per share, to an exercise price of $0.78 per share. The warrants are exercisable into shares of Common Stock on or before February 12, 2026 and December 31, 2027.

b.	On April 18, 2025, the Board of Directors of the Company appointed Chen Franco-Yehuda to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective as of May 15, 2025. In connection with her appointment, the Company agreed to issue Ms. Franco-Yehuda 500,000 restricted shares of the Company’s common stock, pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended. The restricted shares vest over three years, with one third of such shares vesting on April 27, 2026, and the remaining shares vesting in equal quarterly amounts.

c.	On April 28, 2025, the Company held a special meeting of stockholders in which the stockholders approved the (A) the issuance of shares of common stock, in excess of 20% of the issued and outstanding shares of Common Stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 33,956,850 shares of Common Stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025, (ii) the issuance of up to 13,582,740 shares of Common Stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 4,175,070 shares of Common Stock issuable as share consideration provided under the Lock Up Agreements; and (B) (i) reduce the exercise price of certain warrants to purchase 584,882 shares of Common Stock issued to the Avenue Lenders to $0.7208 per share, and (ii) to permit the conversion of up to two million dollars of the principal amount of the loan issued by the Avenue Lenders to us at a conversion price of $0.8650 per share.
d.	On April 30, 2025, the Company refinanced its existing $30,000 credit facility with a new $32,500 credit agreement (the “Credit Agreement”), by and among the Company as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan (each a “Term Loan”) in which the Company borrowed $32,500 at the time of closing on April 30, 2025. In addition, the Company may at its option draw an aggregate of up to an additional $17,500. $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds. $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. The Credit Agreement has a five-year term that matures in April 2030.

In connection with the funding of the closing amount, the Company agreed to issue the Lenders a warrant to purchase an aggregate of 2,114,140 shares of our Common Stock, with an exercise price of $0.8278, which shall have a term of seven years from the issuance date. In addition, up to $2,500 of the loaned amount can be converted into shares of our Common Stock at a price of $0.9933 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except for share and share amounts)

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

New Clients

During the period ended March 31, 2025, we signed 14 new clients year-to-date, including one national and one regional health plan and 12 employers, as part of our 2025 goal to add 40 new clients.

U.S. Healthcare Institution Deploys DarioHealth's Full Suite

On April 8, 2025, we announced a new employer partnership with one of the nation's most respected research and medical institutions. The signed agreement is already live and generating recurring revenue in 2025, marking a significant milestone in our ongoing expansion among innovation-driven employers seeking measurable health outcomes and return on investment. The institution's decision to implement our full suite of solutions reinforces our momentum in the enterprise healthcare segment and contributes to our position as a trusted provider of clinically proven, scalable digital health solutions. Our AI-driven platform will provide employees with data-driven support through our full suite of solutions—Dario Health, Dario Mind, and Dario Move—spanning multiple chronic conditions, including diabetes, hypertension, weight management, musculoskeletal pain, and behavioral health.

Collaboration with Leading National Benefit Plan Administrator to Offer Cardiometabolic Solution including a GLP-1 Support Program to Employers

On April 17, 2025, we announced a new strategic partnership with a leading benefit administrator to deliver our comprehensive cardiometabolic solution including a GLP-1 support program and full AI-driven digital health suite to employers, with initial clients already implemented and contributing to revenue since January 2025. This marked our first national benefit administrator collaboration and represented a strategic step toward broader adoption across benefit administration channels. The benefit administrator selected our integrated platform to address rising healthcare costs associated with metabolic conditions including diabetes, pre-diabetes, hypertension, and weight management. The collaboration specifically targets the growing demand for effective GLP-1 medication support as employers seek solutions that maximize the clinical and economic benefits of these breakthrough therapies while ensuring sustainable outcomes for members.

Strategic Refinancing of Existing Debt Facility of up to $50 Million to Provide Additional Operational Flexibility and Support Growth Initiatives

On May 1, 2025, we announced the closing of a debt financing facility for up to $50 million provided by Rand Capital and Callodine Group. The capital refinances our existing credit facility, providing additional operational flexibility and supporting the commercial execution of our Business-to-Business-to-Consumer ("B2B2C") strategy across pharmaceutical companies, self-insured employers and payer channels. Under the terms of the credit agreement (the "Credit Agreement"), we borrowed $32.5 million at closing. In addition, an aggregate of up to an additional $17.5 million is available to be drawn down at our option, based on the achievement of certain revenue thresholds. The Credit Agreement has a five-year term that matures in April 2030. In connection with the funding of the closing amount, we also issued a warrant to purchase 2,114,140 shares of our common stock, with an exercise price of $0.8278. In addition, up to $2.5 million of the loaned amount can be converted into shares of our common stock at a price of $0.9933 per share. With the refinancing and current cash on hand, we believe that deferring the debt amortization from the end of 2025 to 2028 will allow the time to generate funds from operations to support our cash flow.

Published Research Relating to Flu Vaccine Awareness

In May 2025, we announced that new research was published in the Journal of Medical Internet Research (JMIR) demonstrating the effectiveness of personalized digital health interventions to drive flu vaccine awareness in Dario members living with diabetes.

Results of Operations

Comparison of the three months ended March 31, 2025 and March 31, 2024 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2025 amounted to $6,752, compared to revenues of $5,758, during the three months ended March 31, 2024, representing an increase of 17.3%. The increase in revenues resulted from an increase in our revenues from our commercial channel.

Cost of Revenues

During the three months ended March 31, 2025, we recorded costs related to revenues in the amount of $2,870, compared to costs related to revenues of $3,326 during the three months ended March 31, 2024, representing a decrease of 13.7%. The decrease was mainly a result of the decrease in amortization of technology and a reduction in payroll costs.

Cost of revenues consists mainly of the cost of hardware and consumables production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2025, amounted to $3,882 (57.5% of revenues) compared to $2,432 (42.2% of revenues) during the three months ended March 31, 2024. The increase in gross profit as a percentage of revenues resulted mainly from the increase in the revenues from our commercial channel and lower amortization of technology and payroll related expenses recorded in the cost of revenues. Gross profit for the three months ended March 31, 2025, excluding amortization of acquired technology was $4,757(70.5% of revenues) compared to $3,595 (62.4% of revenues) during the three months ended March 31, 2024.

Research and Development Expenses

Our research and development expenses decreased by $2,534, or 38.2%, to $4,108 for the three months ended March 31, 2025, compared to $6,642 for the three months ended March 31, 2024. The decrease was mainly due to the decrease in payroll expenses, stock-based compensation and subcontractors and consulting expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2025, were $3,542 compared to $5,466 for the three months ended March 31, 2024, a decrease of $1,924. The decrease was mainly due to a decrease in payroll, and subcontractors and consulting expenses.

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

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $1,037, or 15%, to $5,873 for the three months ended March 31, 2025, compared to $6,910 for the three months ended March 31, 2024. The decrease was mainly a result of lower payroll related expenses, and stock-based compensation expenses, partially offset by higher amortization of our customer relationships intangible asset due to the full quarter of expense from the acquisition of Twill, and an increase in subcontractors and consulting expenses. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization for the three months ended March 31, 2025, were $4,748 compared to $5,078 for the three months ended March 31, 2024, a decrease of $330. The decrease was mainly due to a decrease in payroll related expenses.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, customer relationship intangible asset, online marketing campaigns of our service offering, trade show expenses and marketing consultants, marketing expenses and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $3,425, or 50.9%, to $3,310 for the three months ended March 31, 2025, compared to $6,735 for the three months ended March 31, 2024. The decrease was mainly due to a decrease in stock-based compensation expenses and acquisition related costs. Our general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition related costs for the three months ended March 31, 2025 was $2,305 compared to $2,150 for the three months ended March 31, 2024, an increase of $155. The increase was mainly due to an increase in legal and accounting expenses.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, directors’ fees, legal and accounting fees, acquisition related costs, patent registration, expenses related to investor relations, as well as our office rent and related expenses.

Financial Income, net

Our financial income, net for the three months ended March 31, 2025, was $204, representing a decrease of $8,482, compared to financial income of $8,686 for the three months ended March 31, 2024. The decrease in our financial income, net was mainly due to the decrease in financial income resulting from the revaluation of pre-funded warrants issued in the first quarter of 2024.

Financial income, net primarily consist of credit facility interest expense, interest income from cash balances, revaluation of warrants, revaluation of short-term investments and long-term loan, bank charges, lease liability and foreign currency translation differences.

Income tax

Income tax expenses was $22 for the three months ended March 31, 2025, representing a decrease of $2,016 as compared to income from taxes of $1,994 for the three months ended March 31, 2024. The decrease in our income from tax was due to a reduction in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill.

Net loss

Net loss increased by $2,052, or 28.6%, to $9,227 for the three months ended March 31, 2025, compared to a net loss of $7,175 for the three months ended March 31, 2024. The increase in net loss was mainly due to the decrease in our financial income from the valuation of the pre-funded warrants.

The factors described above resulted in net loss attributable to common stockholders for the three months ended March 31, 2025, amounted to $14,066, compared to net loss attributable to common stockholders of $9,209 for the three months ended March 31, 2024.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “Non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “Non-GAAP Adjusted Loss” is not recognized terms under U.S. GAAP, and as such, it is not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	(in thousands)
	2025	2024	$ Change
Net Loss Reconciliation
Net loss - as reported	$(9,227)	$(7,175)	$(2,052)

Adjustments
Depreciation and impairment expense	94	110	(16)
Amortization of acquired technology, brand and customer relationship	1,162	1,216	(54)
Other financial (income) expenses, net	(204)	(8,686)	8,482
Income tax	22	(1,994)	2,016
Acquisition costs	—	593	(593)
Stock-based compensation expenses	2,342	6,858	(4,516)

Non-GAAP adjusted loss	$(5,811)	$(9,078)	$3,267

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $27,854 in cash and cash equivalents compared to $27,764 on December 31, 2024.

We have experienced cumulative losses of $404,409 since inception (August 11, 2011) through March 31, 2025, and have a stockholders’ equity of $73,699 as of March 31, 2025. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $289,740 and a credit facility of $25,564 as of March 31, 2025.

On June 25, 2024, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock, we filed a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of our Series B Preferred Stock (the “Series B Certificate of Designation”) and Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of our Series B-1 Preferred Stock, all with the Secretary of State of the State of Delaware (collectively, the “Certificates of Designation”).The Certificates of Designation were amended to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of Series B Certificate of Designation and Series B-1 Certificate of Designation will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

On September 11, 2024, upon obtaining the vote of a majority of the holders of the relevant class of preferred stock, we filed a Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of our Series B-3 Preferred Stock with the Secretary of State of the State of Delaware (the “Series B-3 Certificate of Designation”). The Series B-3 Certificate of Designation was amended to (i) extend the mandatory conversion period from fifteen (15) to eighteen (18) months from the original issue date and (ii) increase the percentage of dividends the holders of Series B-3 Certificate of Designation will be entitled to receive by including a dividend of ten percent (10%) for the fifth full quarter from the closing date and a dividend of twenty five percent (25%) for the sixth quarter from the closing date.

On May 1, 2023, we entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), by and between the us and our subsidiary, PsyInnovations Inc. (“PsyInnovations”), collectively as the borrowers (the “Borrowers”) and the Avenue Lenders. The LSA provided for a four-year secured credit facility in an aggregate principal amount of up to $40 million (the “Loan Facility”), of which $30 million was made available on the closing date (the “Initial Tranche”) and up to $10 million (the “Discretionary Tranche”) would have been made available on the later of July 1, 2023 or the date the Avenue Lenders approved the issuance of the Discretionary Tranche. On May 1, 2023, we closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

All obligations under the LSA were guaranteed by our wholly owned subsidiary, Labstyle. All obligations under the LSA, and the guarantees of those obligations, were secured by substantially all of our, PsyInnovations’ and the guarantor's assets. Subject to certain milestones set forth in the LSA, the Borrowers were required to make monthly payments to the Avenue Lenders of interest at the then effective rate. If the Borrowers failed to meet the milestones set forth in the LSA, the Borrowers would have been required to make monthly principal installments in advance in an amount sufficient to fully amortize the Loan Facility. The Borrowers were also required to repay amounts outstanding under the Loan Facility in full immediately upon an acceleration as a result of an event of default as set forth in the LSA.

During the term of the Loan Facility, interest payable in cash by the Borrowers accrued on any outstanding balance due under the Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Loan Facility was to bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The Borrowers were required to pay certain fees with respect to the Loan Facility, including an upfront commitment fee, an administration fee and a prepayment premium, as well as certain other fees and expenses of the Avenue Lenders.

On February 15, 2024, we entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to our existing loan facility with the Avenue Lenders. In addition, the Avenue Amendment provided (i) that we will seek stockholder approval to reprice the warrants issued to the lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Agreement and Plan of Merger (the “Twill Agreement”) that we executed on February 15, 2024, with Twill, Inc. (“Twill”), and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $4.001 per share.

On June 25, 2024, our stockholders approved the Avenue Amendment and repricing of the Warrants to purchase up to 584,882 shares of Common Stock issued to the lenders on May 1, 2023 from an exercise price $3.334 per share, to

$2.02 which was the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the lenders, subject to Nasdaq rules, to convert up to $2,000 of the principal amount of the outstanding Avenue Loan Facility into Borrower’s unrestricted shares of our Common Stock at a conversion price of $4.001.

Pursuant to the LSA, we were obligated to maintain at least $5,000 of unrestricted cash in deposit accounts located in the United States. On April 30, 2025, the Loan Facility pursuant to the LSA was repaid in full.

On April 30, 2025, we entered into a Credit Agreement, by and among us as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan to us (each a “Term Loan”) in which we borrowed $32.5 million at the time of closing on April 30, 2025. In addition, we may at our option draw an aggregate of up to an additional $17.5 million. $2.5 million of such additional Term Loans is subject to the achievement of certain revenue and gross margin thresholds. $15.0 million of such additional Term Loans is subject to the discretion of the Agent and the Lenders. The Credit Agreement has a five-year term that matures in April 2030.

All obligations under the Credit Agreement are guaranteed by our subsidiaries (each a “Grantor”). All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of our and the Grantors’ assets. In the event of a default set forth in the Credit Agreement, the Agent may apply all or any part of the proceeds as collateral to the payment of the obligations in the order and priority as determined by the Agent in its sole discretion.

The outstanding principal balance under the loan shall bear interest at a per annum rate of interest equal to (i) the Term SOFR Rate (as defined in the Credit Agreement) plus (ii) seven and three-quarters of one percent (7.75%). Upon maturity and/or upon an event of default (or upon any acceleration), interest shall automatically accrue without notice to us at a rate per annum equal to the lesser or (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations until paid. We will pay certain fees with respect to the Term Loan, including a closing fee, an exit fee, and an agent fee. Voluntary prepayments of the Term Loan prior to the third anniversary of the closing are also subject to certain pre-payment penalties.

The Credit Agreement contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty; failure to perform or observe covenants; bankruptcy and insolvency events; material monetary judgment defaults; impairment of any material definitive loan documentation; other material adverse effects; key person events and change of control.

The Credit Agreement also contains a number of customary representations, warranties and covenants that, among other things, will limit or restrict our ability and the ability of our subsidiaries to (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of their capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with affiliates; and enter into certain restrictive agreements.

In connection with the funding of the closing amount, we agreed to issue for each Lender a warrant to purchase 2,114,140 shares of our Common Stock, with an exercise price of $0.8278, which shall have a term of seven years from the issuance date. In addition, up to $2.5 million of the loaned amount can be converted into shares of our common stock at a price of $0.9933 per share.

On February 15, 2024, we entered into securities purchase agreements (each, a “Series C Purchase Agreement”) with accredited investors relating to an offering (the “Series C

Offering”) and the sale of an aggregate of (i) 17,307 shares of newly designated Series C Preferred Stock (the “Series C Preferred Stock”), and (ii) 4,000 shares of Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. In addition, on February 16, 2024, we entered into Series C Purchase Agreements with accredited investors relating to the Series C Offering and the sale of an aggregate of 1,115 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and together with the Series C Preferred Stock and the Series C-1 Preferred Stock, the “Series C Preferred Stock”), at a purchase price of $1,000 for each share of Preferred Stock. As a result of the sale of the Series C Preferred Stock, we received the aggregate gross proceeds from the Series C Offering of approximately $22,422,000. The closing of the Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock occurred on or before February 21, 2024.

On December 16, 2024, we entered into securities purchase agreements (each, a “Series D Purchase Agreement”), pursuant to which we issued 7,055 and 11,750 Series D and D-1 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series D and D-1 Preferred Stock are convertible into Common Stock at $0.73 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds we received from the offering were approximately $18,805. The conversion of the preferred stock was subject to stockholder approval, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, all issuable upon conversion of the preferred stock.

In addition, we and certain purchasers in the Offering that are holders of our Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which we agreed to issue, subject to stockholder approval, up to forty percent (40%) of the shares of Common Stock  conversion shares of the preferred stock held by such purchaser, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion.

On January 7, 2025, we entered into securities purchase agreements (each, a “Series D Purchase Agreement”) with accredited investors relating to an offering (the “Series D Offering”) and the sale of an aggregate of (i) 4,950  shares of newly designated Series D-2 Preferred Stock (the “Series D-2 Preferred Stock”), and (ii) 1,850 shares of Series D-3 Preferred Stock (the “Series D-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds we received from the Series D Offering are approximately $6,800. The closing of the Series D-2 Preferred Stock, and Series D-3 Preferred Stock occurred on January 14, 2025. The conversion of the preferred stock was subject to stockholder approval. In addition, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four quarters from the Closing Date, all issuable upon conversion of the preferred stock.

On April 28, 2025, we held a special meeting of stockholders in which the stockholders approved the (A) the issuance of shares of our common stock, in excess of 20% of our issued and outstanding shares of Common Stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 33,956,850 shares of Common Stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025 (the “Private Placements”), (ii) the issuance of up to 13,582,740 shares of Common Stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 4,175,070 shares of Common Stock issuable as share consideration provided under the Lock Up Agreements; and (B) (i) reduce the exercise price of certain warrants to purchase 584,882 shares of Common Stock issued to Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively “Avenue”) to $0.7208 per share, and (ii) to permit the conversion of up to two million dollars of the principal amount of the loan issued by Avenue to us at a conversion price of $0.8650 per share.

Management believes that the proceeds from the prior private placements and the Credit Facility, combined with our cash on hand and short-term investments are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

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

Cash Flows

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2025	2024
	$	$
Cash used in operating activities:	(6,673)	(13,110)
Cash used in investing activities:	(31)	(8,852)
Cash provided by financing activities:	6,815	20,206
	111	(1,756)

Net cash used in operating activities

Net cash used in operating activities was $6,673 for the three months ended March 31, 2025, a decrease of 49.4% compared to $13,110 used in operations for the same period in 2024. Cash used in operations decreased mainly due to the decrease in our operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $31 for the three months ended March 31, 2025, compared to $8,852 net cash used in investing activities during the same period in 2024. The decrease is due to the acquisition of Twill during the three months ended March 31, 2024, compared to the same period in 2025.

Net cash provided from financing activities

Net cash derived from financing activities was $6,815 for the three months ended March 31, 2025, compared to $20,206 net cash used by financing activities during the same period in 2024. The decrease is mainly due to proceeds from the issuance of preferred shares in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.

Currently, our revenues are concentrated with a major customer, and our revenues may decrease significantly if we were to lose our major customer.

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. As of March 31, 2025, our major customer accounted for 18.1% of our accounts receivable balance and, for the three months period ended March 31, 2025, the customer accounted for 19.1% of our revenue. If the customer were to terminate the agreement, or if we fail to adequately perform under the agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the multi front war Israel is currently facing.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our executive officers are residents of Israel, although the majority of our employees are located outside of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Since the commencement of these events, there had been additional active hostilities against Israel, including Hezbollah in Lebanon, the Houthis terrorist group which controls parts of Yemen, and Iran. Such clashes may escalate in the future into a greater regional conflict.

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

Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and financial statements. Tariffs imposed by the U.S. government, may increase the cost of certain raw materials and components used in our hardware. If these tariffs remain in place or are expanded, or if new trade restrictions are implemented, our manufacturing costs could increase, which could materially and adversely affect our margins and financial results.

To date we have faced timeline extensions in certain projects due to tariff-related pressures, which impacted both hardware sourcing and partner-side execution. Some of our medical devices and hardware components are manufactured in China, and several potential partners have been similarly affected, resulting in prolonged decision-making cycles and implementation delays.

Furthermore, changes in trade policy have increased uncertainty in our industry, and any escalation in trade tensions could disrupt our supply chain, delay production timelines, or require costly modifications to sourcing and logistics strategies. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our service in affected markets.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;

●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;

●	actual or anticipated fluctuations in our financial and operating results;

●	changes in foreign currency exchange rates;

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;

●	the success of competitive drugs or therapies;

●	regulatory or legal developments in the United States and other countries;

●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to our product candidates or clinical development programs;

●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting us and the outcome thereof;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in our market sector;

●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and

●	investors’ general perception of us and our business.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2025 through May 13, 2025, ranged from a high of $1.53 per share (on January 7, 2025) to a low of $0.60 per share (on February 4, 2025). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

On September 16, 2024, we received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), as our closing bid price for our common stock was below $1.00 per share for the last 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar day compliance period, or until March 17, 2025, to regain compliance with the minimum bid price requirement. On March 18, 2025, we received a letter from Nasdaq approving an extension of an additional 180 calendar days to regain compliance with the minimum bid price requirement, or until September 15, 2025.

If at any time during the additional compliance period, the bid price of our Common Stock closes at or above $1.00 per share for a minimum of ten (10) consecutive trading days, Nasdaq will provide us with written confirmation of compliance with the minimum bid price requirement and the matter will be closed. If we do not regain compliance within the additional compliance period or do not comply with the terms of the extension, Nasdaq will provide notice that our securities will be delisted from The Nasdaq Capital Market.

We intend to continuously monitor the closing bid price for our Common Stock and are in the process of considering various measures to resolve the deficiency and regain compliance with the minimum bid price requirement, including a stock split, if necessary. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement, even if it maintains compliance with the other Nasdaq listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2025, we issued an aggregate of 575,000 shares of the Company’s common stock to certain of our service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 6, 2025).
10.1

Credit Agreement, dated April 30, 2025, by and among the Company, as borrower, Callodine Commercial Finance, LLC, as agent and lender, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 6, 2025).

10.2

Personal Employment Agreement, dated April 18, 2025, between DarioHealth Corp. and Chen Franco-Yehuda (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 21, 2025).

10.3

Termination of Employment and Separation Agreement, dated April 18, 2025, between DarioHealth Corp. and Zvi Ben-David (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on April 21, 2025).

10.4*˄	Amendment to Offer Letter dated May 29, 2024, by and between DarioHealth Corp. and Steven Nelson.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

˄

Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to DarioHealth Corp. if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 14, 2025		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Zvi Ben David
		Name:	Zvi Ben David
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)