Form 10-Q
period 2025-06-30
DarioHealth Corp.
filed 2025-08-12
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(972)-4 770-4042
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

As of August 10, 2025, the registrant had 45,496,954 shares of common stock outstanding.

When used in this quarterly report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware company, Twill, Inc., a Delaware company, Twill ISR Ltd, an Israeli company, and DarioHealth Services Pvt. Ltd., an Indian company. “Dario” is registered as a trademark in the United States, Israel, China, Canada, Hong Kong, South Africa, Japan, Costa Rica, and Panama. “DarioHealth” is registered as a trademark in the United States and Israel.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025

UNAUDITED

INDEX

Page
Condensed Consolidated Interim Balance Sheets	F-2 – F-3

Condensed Consolidated Interim Statements of Comprehensive Loss	F-4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity	F-5 – F-6

Condensed Consolidated Interim Statements of Cash Flows	F-7

Notes to Condensed Consolidated Interim Financial Statements	F-8 – F-34

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,954	$27,764
Short-term bank deposits	-	697
Short-term restricted bank deposits	218	175
Trade receivables, net	2,556	4,804
Inventories	4,609	4,753
Other accounts receivable and prepaid expenses	2,833	2,336

Total current assets	32,170	40,529

NON-CURRENT ASSETS:
Deposits	79	79
Operating lease right of use assets	861	1,065
Long-term assets	300	313
Property and equipment, net	610	709
Intangible assets, net	16,878	18,762
Goodwill	57,427	57,427

Total non-current assets	76,155	78,355

Total assets	$108,325	$118,884

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	June 30,	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,379	$3,045
Deferred revenues	727	1,583
Operating lease liabilities	510	504
Other accounts payable and accrued expenses	5,138	6,052
Current maturity of long-term loan	—	5,451

Total current liabilities	9,754	16,635

NON-CURRENT LIABILITIES
Operating lease liabilities	612	765
Long-term loan	30,499	23,472
Warrant liability	3,393	5,968
Other long-term liabilities	81	25

Total non-current liabilities	34,585	30,230

STOCKHOLDERS’ EQUITY
Common stock of $0.0001 par value - authorized: 160,000,000 shares; issued and outstanding: 45,474,935 and 38,388,431 shares on June 30, 2025 and December 31, 2024, respectively	4	4
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 53,440 and 49,585 shares on June 30, 2025 and December 31, 2024, respectively	*) -	*) -
Additional paid-in capital	486,953	462,358
Accumulated deficit	(422,971)	(390,343)

Total stockholders’ equity	63,986	72,019

Total liabilities and stockholders’ equity	$108,325	$118,884

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Services	$3,661	$4,660	$8,536	$8,820
Consumer hardware	1,708	1,595	3,585	3,193
Total revenues	5,369	6,255	12,121	12,013

Cost of revenues:
Services	821	960	1,686	1,925
Consumer hardware	1,151	1,306	2,281	2,504
Amortization of acquired intangible assets	433	1,233	1,308	2,396
Total cost of revenues	2,405	3,499	5,275	6,825

Gross profit	2,964	2,756	6,846	5,188

Operating expenses:
Research and development	$3,721	$6,810	$7,829	$13,452
Sales and marketing	5,231	7,132	11,104	14,042
General and administrative	3,212	5,005	6,522	11,740

Total operating expenses	12,164	18,947	25,455	39,234

Operating loss	9,200	16,191	18,609	34,046

Total financial expenses (income), net	3,790	(2,581)	3,586	(11,267)

Loss before taxes	12,990	13,610	22,195	22,779

Income tax (benefit)	—	—	22	(1,994)

Net loss	$12,990	$13,610	$22,217	$20,785

Deemed dividend (contribution)	$5,572	$(8,706)	$10,411	$(6,672)

Net loss attributable to common shareholders	$18,562	$4,904	$32,628	$14,113

Net loss per share:

Basic and diluted loss per share of common stock	$0.18	$0.08	$0.33	$0.27
Weighted average number of common stock used in computing basic and diluted net loss per share	49,630,949	39,830,793	48,500,775	37,778,087

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2025	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2025	42,706,594	$4	54,585	$	*)-	$478,104	$(404,409)	$73,699

Modification of preferred stock	—	—	—		—	1,604	(1,604)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	3,968	(3,968)	—
Conversion of Preferred Stock to Common Stock	812,627	*)-	(1,145)		*)-	—	—	*)-
Stock-based compensation	1,955,714	*)-	—		—	2,035	—	2,035
Issuance of warrants in connection with Callodine loan facility, net of issuance cost	—	-	—		—	1,140	—	1,140
Modification of Avenue warrants	—	—	—		—	102	—	102
Net loss	—	—	—		—	—	(12,990)	(12,990)

Balance as of June 30, 2025	45,474,935	$4	53,440	$	*)-	$486,953	$(422,971)	$63,986

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2025	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2024	38,388,431	$4	49,585	$	*)-	$462,358	$(390,343)	$72,019

Conversion of Preferred Stock to Common Stock	1,668,033	*)-	(2,945)		*)-	*)-	—	*)-
Modification of preferred stock	—	—	—		—	1,604	(1,604)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	8,807	(8,807)	—
Stock-based compensation	2,558,796	*)-	—		—	4,377	—	4,377
Exercise of Prefunded warrants to common stock	2,859,675	*)-	—		—	1,750	—	1,750
Issuance of preferred stock, net of issuance cost	—	—	6,800		*)-	6,815	—	6,815
Issuance of warrants in connection with Callodine loan facility, net of issuance cost	—	—	—		—	1,140	—	1,140
Modification of Avenue warrants	—	*)-	—		—	102	—	102
Net loss	—	—	—		—	—	(22,217)	(22,217)

Balance as of June 30, 2025	45,474,935	$4	53,440	$	*)-	$486,953	$(422,971)	$63,986

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2024	29,439,740	$3	41,381	$	*)-	$436,600	$(358,570)	$78,033

Exercise of options	4,688	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(11,786)	11,786	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	3,080	(3,080)	—
Issuance of warrants to service providers	—	—	—		—	2,001	—	2,001
Conversion of preferred stock to common stock	376,810	*)-	(1,050)		*)-	—	—	*)-
Stock-based compensation	203,037	*)-	—		—	1,561	—	1,561
Modification of Avenue warrants	—	*)-	—		—	70	—	70
Net loss	—	—	—		—	—	(13,610)	(13,610)

Balance as of June 30, 2024	30,024,275	$3	40,331	$	*)-	$431,526	$(363,474)	$68,055

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2024	Number	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2023	27,191,849	$3	18,959	$	*)-	$407,502	$(349,361)	$58,144

Exercise of options	6,709	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(11,786)	11,786	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	5,114	(5,114)	—
Issuance of warrants to service providers	—	—	—		—	2,028	—	2,028
Stock-based compensation	2,048,907	*)-	—		—	8,392	—	8,392
Conversion of preferred stock to common stock	776,810	*)-	(1,050)		*)-	—	—	*)-
Issuance of preferred stock, net of issuance cost	—	—	22,422		*)-	20,206		20,206
Modification of Avenue warrants	—	*)-	—		—	70	—	70
Net loss	—	—	—		—	—	(20,785)	(20,785)

Balance as of June 30, 2024	30,024,275	$3	40,331	$	*)-	$431,526	$(363,474)	$68,055

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,217)	$(20,785)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,377	10,420
Depreciation and impairment	174	648
Change in operating lease right of use assets	204	425
Amortization of acquired intangible assets	1,884	2,516
Decrease (increase) in trade receivables, net	2,248	(247)
Increase in other accounts receivable, prepaid expense and long-term assets	(484)	(1,171)
Decrease (increase) in inventories	143	(71)
Increase (decrease) in trade payables	334	(190)
Decrease in other accounts payable and accrued expenses	(858)	(3,034)
Decrease in deferred revenues	(856)	(224)
Change in operating lease liabilities	(147)	(417)
Change in fair value of warrant liability	(825)	(12,643)
Non-cash financial expenses	2,665	204
Other	654	96

Net cash used in operating activities	(12,704)	(24,473)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(85)
Payments for business acquisitions, net of cash acquired	—	(8,796)

Net cash used in investing activities	(75)	(8,881)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	6,754	20,206
Proceeds from borrowings on credit agreement, net	31,700	-
Repayment of long-term loan	(31,515)	—

Net cash provided by financing activities	6,939	20,206

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(5,840)	(13,148)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	30	(48)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	27,764	36,797
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$21,954	$23,601
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$1,250	$1,972
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$428
Exercise of pre-funded warrants to common stock upon acquisition	$1,750	$—

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other general and administrative business activities.
c.	On February 15, 2024, the Company acquired Twill, Inc. (“Twill”) pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, TWILL Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates artificial intelligence (AI) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company also has, through its wholly owned subsidiary, PsyInnovations Inc., a company located in India, DarioHealth Services, which serves as the Company’s primary research and development center. DarioHealth Services is engaged in software development and other R&D activities in support of the Company’s operations.
e.	The Company has incurred net losses since its inception. As of June 30, 2025, the Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $422,971. For the six months ended June 30, 2025, the Company used approximately $12,704 of cash in operations. The Company expects to incur future net losses and our transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 1:  -   GENERAL (Cont.)

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

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2025, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2025, and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2025. Results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

For trade receivables, the Company is exposed to credit risk in the event of non-payment by customers to the extent of the amounts recorded on the accompanying consolidated balance sheets.

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended June 30, 2025
Allowance for credit losses	$191	$—	$(35)	$156

Three months ended June 30, 2024
Allowance for credit losses	$273	$10	$(69)	$214

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Six months ended June 30, 2025
Allowance for credit losses	$169	$28	$(41)	$156

Six months ended June 30, 2024
Allowance for credit losses	$163	$120	$(69)	$214

The Company has no off-balance-sheet concentration of credit risk.

As of June 30, 2025, and December 31, 2024, the Company's major customer accounted for 16.4% and 41.6%, respectively, of the Company's accounts receivable balance. For the three and six months ended June 30, 2025, the Company's major customer accounted for 9.3% and 10.6%, respectively, of the Company's revenue in the period. For the three and six months ended June 30, 2024, the Company's major customers accounted for 30.4% and 23.7%, respectively, of the Company's revenue in the period.

c.  Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	June 30,	June 30,
	2025	2024
Cash, and cash equivalents as reported on the balance sheets	$21,954	$22,938
Short-term bank deposits	—	663

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$21,954	$23,601

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.  Recently issued Accounting Pronouncements

(i)	In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted, with an option to apply the standard retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.
(ii)	In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 3: -   INVENTORIES

	June 30,	December 31,
	2025	2024
Raw materials	$850	$563
Finished products	3,759	4,190

	$4,609	$4,753

During the three and six months periods ended June 30, 2025, total inventory write-down expenses amounted to $38 and $212, respectively, and $101 for the three and six months ended June 30, 2024.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 4 – ACQUISITIONS

The interim consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill for the three and six months ended June 30, 2024:

	Three	Six
	months ended	months ended
	June 30, 2024	June 30, 2024
Revenues	$3,611	$5,538
Net loss	$2,839	$2,915

Supplemental Unaudited Pro forma Information

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Twill, which closed on February 15, 2024, had taken place had Twill been acquired as of January 1, 2024.

Six
months ended
June 30, 2024
Total revenues	$13,976
Net loss	$26,659

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Twill acquisition was completed at the beginning of 2024 and are not indicative of the future operating results of the combined company. The pro forma results include adjustments related primarily to purchase accounting, and amortization of acquisition-related intangible assets. The pro forma results also include income from revaluation of the pre-funded warrants issued as part of the consideration for the acquisition of Twill, as these warrants are classified as a liability under U.S. GAAP.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 5: -   REVENUES

The Company is operating a multi-condition healthcare business, empowering individuals to manage their chronic conditions and take steps to improve their overall health. The Company generates revenues from contracts with enterprise business market groups to provide digital therapeutics solutions for individuals to receive access to services through the Company’s commercial arrangements Business-to-Business-to-Consumer (“B2B2C”). The Company also generates revenue directly from individuals through a la carte offering and membership plans.

Revenue Source

The following tables represent the Company’s total revenues for the three and six month periods ended June 30, 2025 and June 30, 2024 disaggregated by revenue source:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$3,535	$5,543	$8,272	$9,013
Commercial - Strategic partnerships	—	(1,088)	—	(599)
Consumers	1,834	1,800	3,849	3,599

	$5,369	$6,255	$12,121	$12,013

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $727 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2025:

Balance, beginning of the period	$1,583
New performance obligations	1,858
Reclassification to revenue as a result of satisfying performance obligations	(2,675)

Balance, end of the period	$766

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 5: -   REVENUES (Cont.)

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

Costs to fulfill a contract as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
Costs to fulfill a contract, current	$285	$259
Costs to fulfill a contract, noncurrent	136	65

Total costs to fulfill a contract	$421	$324

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2024	$324
Additions	299
Cost of revenue recognized	(202)

Ending balance as of June 30, 2025	421

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 6: -   DEBT

Loan Facility

On May 1, 2023, the Company refinanced its former $25,000 credit facility with a new $30,000 credit facility in the Loan and Security Agreement, and Supplement thereto (the “LSA” or the “Avenue Loan Facility”) by and between the Company and its subsidiary PsyInnovations Inc., collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000, of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023, or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 6: -   DEBT (Cont.)

The Company remeasurement expenses related to the Avenue Loan for the three and six months ended June 30, 2025, were $807 and $1,077, compared to $169 and $86 of remeasurement income for the three and six months ended June 30, 2024, which were included as part of the financial (income) expenses in the statement of comprehensive loss. During the six month periods ended June 30, 2025 and, 2024, the Company did not recognize any instrument specific credit risk fair value adjustment.

In connection with the debt modification, the Company also modified the Warrant by reducing the exercise price of the Warrant from $3.334 to $2.02. During the six months ended June 30, 2024, the Company recognized the incremental fair value resulting from the modification in the amount of $70.

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

On April 28, 2025, the Company held a special meeting of stockholders in which the stockholders approved a reduction to the exercise price of certain warrants to purchase 584,882 shares of Common Stock issued to the Avenue Lenders to $0.7208 per share. The Company recognized the incremental fair value resulting from the modification in the amount of $102.

On April 30, 2025, the Company refinanced its existing $30,000 credit facility with a new $32,500 credit  agreement (the “Credit Agreement”), by and among the Company as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”) (the “Callodine Loan Facility). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan (each a “Term Loan”) in which the Company borrowed $32,500 at the time of closing on April 30, 2025. In addition, the Company may at its option draw an aggregate of up to an additional $17,500. $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds. $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. The Credit Agreement has a five-year term that matures in April 2030.

The outstanding principal balance under the loan shall bear interest at a per annum rate of interest equal to (i) the Secured Overnight Financing Rate (“SOFR”), (as defined in the Credit Agreement) plus (ii) seven and three-quarters of one percent (7.75%). Upon maturity and/or upon an event of default (or upon any acceleration), interest shall automatically accrue without notice to the Company at a rate per annum equal to the lesser or (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 6: -   DEBT (Cont.)

charged by applicable laws or regulations until paid. The Company paid certain fees with respect to the Term Loan, including a closing fee, an exit fee, and an agent fee. Voluntary prepayments of the Term Loan prior to the third anniversary of the closing are also subject to certain pre-payment penalties.

In connection with the funding of the closing amount, the Company agreed to issue the Lenders a warrant to purchase an aggregate of 2,114,140 shares of our Common Stock, with an exercise price of $0.8278, which shall have a term of seven years from the issuance date. In addition, up to $2,500 of the loaned amount can be converted into shares of our Common Stock at a price of $0.9933 per share

The Company concluded that Callodine Loan Facility and the Warrant are freestanding financial instruments since these instruments are legally detachable and separately exercisable. The Company has concluded that the Warrant meets all the conditions to be classified as equity pursuant to ASC 480 and ASC 815-40. In addition, the Callodine Loan Facility is measured at amortized cost.

The fair value of the Callodine Loan Facility is recognized in connection with the Company’s Credit Agreement with respect to the Initial Commitment Amount only. The fair value of the Callodine Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Callodine Loan Facility, which is reported within non-current liabilities (Maturity Date - April 30, 2030) on the consolidated balance sheets, is estimated by the Company as of April 30, 2025 such that the value of the instruments granted by the Company under the Callodine Loan Facility equals the net principal amount (net of origination fees).

The Callodine Loan Facility incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Callodine Loan Facility origination, or April 30, 2025, the discount rate was arrived at by calibrating the loan amount of $32,500 with the fair value of the warrants of $1,234 and the loan terms interest rate equal to the greater of (i) The SOFR, and(ii) 4.0% plus a margin of 7.75%. The implied internal rate of return of the loan resulted with B rating US dollar zero coupon discount curve plus a 11.473% credit curve.

As of June 30, 2025, the Company did not meet one of the financial covenants under the Credit Agreement. Upon an Event of Default (as defined in the Credit Agreement) under the Credit Agreement, interest shall accrue to at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations, until paid. The Company notified Callodine of its intention to utilize an Equity Cure (as defined in the Credit Agreement) to address the event of default. Callodine waived the event of default, subject to the successful implementation of an equity cure no later than November 15, 2025.

The Company can avoid an event of default in connection with such covenant by executing an equity cure. An equity cure may be effected through the issuance of additional Equity Interests and/or Subordinated Debt (each as defined in the Credit Agreement), on terms and conditions reasonably satisfactory to the Agent, in an aggregate amount equal to or greater than one-hundred and fifty percent (150%) of the breached amount for the first such cure, one-hundred and seventy-five percent (175%) for the second such cure, and two-hundred percent (200%) for the third such cure (each such amount referred to as the "Minimum Cure Amount"). The Company notified Callodine of its intention to utilize an equity cure to address the event of default as defined in the Credit Agreement.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 6: -   DEBT (Cont.)

Orbimed Warrant

On June 9, 2022 the Company entered into a Credit Agreement, with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), as the lender for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million was made available on the closing date and up to $25 million was to be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Orbimed Loan”).

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

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three and six-months periods ended June 30, 2025 were $0 and $29, respectively. For the three and six-months periods ended June 30, 2024 the Company remeasurement income were $61 and $86, respectively.

Pre-Funded Warrants

On February 15, 2024, as part of the acquisition of Twill (See note 1) the Company issued Pre-Funded Warrants to purchase up to 10,000,400 shares of Company Common Stock, issuable in 4 equal tranches, to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill.

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

In November 2024, a total of 2,500,100 Pre-Funded Warrants were exercised into 2,499,828 shares of Common Stock.

In February 2025, a total of 2,500,100 Pre-Funded Warrants were exercised into 2,499,698 shares of Common Stock.

During the three and six-months periods ended June 30, 2025, the Company recognized $289 of remeasurement expenses and $796 of remeasurement income related to the Pre-Funded Warrants respectively. For the three and six-months periods ended June 30, 2024, the Company remeasurement income was $3,401 and $12,557 respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

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

U.S. dollars in thousands (except stock and per share data)

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

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,521	$—	$12,521	$—

Total financial assets	$12,521	$—	$12,521	$—

Financial liabilities:
Orbimed Warrant liability	43	—	—	43
Pre-Funded Warrant liability	3,350	—	3,350	—

Total financial liabilities	$3,393	$—	$3,350	$43

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$7,305	$—	$7,305	$—

Total financial assets	$7,305	$—	$7,305	$—

Financial liabilities:
Long-term loan	$28,923	$—	$—	$28,923
Orbimed Warrant liability	72	—	—	72
Pre-Funded Warrant liability	5,896	—	5,896	—

Total financial liabilities	$34,891	$—	$5,896	$28,995

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 7: - FAIR VALUE MEASUREMENTS (Cont.)

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. The fair value of the Avenue Loan Facility, as of April 30, 2025, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the three and six-months periods ended June 30, 2025 and June 30, 2024, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk.

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

The following inputs were used to estimate the fair value of the Orbimed Warrant liability:

	June 30,	December 31,
	2025	2024
Stock price	$0.67	$0.79
Exercise price	4.00	4.00
Expected term (in years)	3.95	4.44
Volatility	86.4%	91.2%
Dividend rate	—	—
Risk-free interest rate	3.71%	4.53%

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 7: - FAIR VALUE MEASUREMENTS (Cont.)

The following tables present a summary of the changes in the fair value of our financial instruments:

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of March 31, 2025	$29,194	$42	$3,061
Exercise	—	—	—
Principal repayments on long-term loan	(31,515)	—	—
Change in fair value	2,321	1	289

Balance as of June 30, 2025	$0	$43	$3,350

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2025	$28,923	$72	$5,896
Exercise	—	—	(1,750)
Principal repayments on long-term loan	(31,515)	—	—
Change in fair value	2,592	(29)	(796)

Balance as of June 30, 2025	$0	$43	$3,350

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of March 31, 2024	$28,462	$215	$15,301
Issuance	—	—	—
Change in fair value	169	(61)	(3,401)

Balance as of June 30, 2024	$28,631	$154	$11,900

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	86	(86)	(12,557)

Balance as of June 30, 2024	$28,631	$154	$11,900

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participation received, net of royalties accrued or paid, totaled $954 as of June 30, 2025.

During the three and six-months periods ended June 30, 2025 and June 30, 2024, the Company did not record IIA royalties related to the acquisition of Physimax Technology.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 9: -   INTANGIBLE ASSETS

a. Finite-lived intangible assets:
	June 30,	December 31,	Weighted Average
	2025	2024	Remaining Life
			As of June 30, 2025
Original amounts:
Technology	$22,580	$22,580	6.5
Brand	376	376	—
Customer Relationship Healthcare	13,791	13,791	10.5
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	17,918	16,611
Brand	376	376
Customer Relationship Healthcare	1,594	1,018
Domains	4	3
	19,892	18,008
Intangible assets, net	$16,878	$18,762

b. Estimated amortization expense:

For the year ended December 31,
Remainder of 2025	943
2026	1,875
2027	1,875
2028	1,880
2029	1,877
Thereafter	8,428
	$16,878

c. Amortization expenses for the three and six month periods ended June 30, 2025 were $722 and $1,884, respectively. For the three and six month periods ended June 30, 2024, the expenses were $1,300 and $2,516, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   RELATED PARTIES TRANSACTIONS

On February 25, 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement, the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 150,000 restricted shares of common stock to the consulting firm, vesting quarterly over a four-year period. As of June 30, 2025, the consulting firm received approximately 258,000 shares of Common Stock and warrants to purchase up to 125,000 shares of Common Stock.

On February 24, 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. During the three and six- months periods ended June 30, 2025, the Company recorded share-based compensation expenses related to this service provider in the amounts of $35 and $100, respectively.

NOTE 11: -   STOCKHOLDERS’ EQUITY

a.	In April 2025, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of 812,800 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 1,194,950 shares of Common Stock, to employees and consultants of the Company, at exercise prices between $0.66 to $0.78 per share. The time vesting restricted shares and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under Amended and Restated 2020 Equity Incentive Plan, as amended (the “the 2020 Plan”). In addition, the Compensation Committee approved the grant of 175,000 restricted shares of Common Stock to certain service providers and approved a reduction in the exercise price of warrants to purchase up to 356,250 shares of Common Stock issued to certain consultants in the past at exercise prices between $1.43 to $2.00 per share, to an exercise price of $0.78 per share. The warrants are exercisable into shares of Common Stock on or before February 12, 2026 and December 31, 2027.
b.	On April 18, 2025, the Board of Directors of the Company appointed Chen Franco-Yehuda to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective as of May 15, 2025. In connection with her appointment, the Company agreed to issue Ms. Franco-Yehuda 500,000 restricted shares of the Company’s common stock, pursuant to the 2020 Plan. The restricted shares vest over three years, with one third of such shares vesting on April 27, 2026, and the remaining shares vesting in equal quarterly amounts.
c.	In June 2025, the Compensation Committee approved the grant of 102,500 restricted shares subject to time vesting and 80,000 performance-based restricted shares to employees of the Company and approved the grant of options to purchase up to 16,000 shares of Common Stock and 150,000 performance-based options to purchase Common Stock to employees of the Company, at an exercise price between $0.67 to $0.70 per share. The time vesting restricted shares and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan. In addition, the Compensation Committee approved the grant of warrants to purchase up to 450,000 shares of Common Stock, with exercise prices of $0.67 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before June 1, 2028.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

d.	On May 20, 2025, the Company, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock (the “Series C Certificate of Designation”), an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-1 Preferred Stock (the “Series C-1 Certificate of Designation”), and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”, collectively with the Series C Certificate of Designation and the Series C-1 Certificate of Designation, the “Series C Certificates of Designation”), all with the Secretary of State of the State of Delaware.

The Series C Certificates of Designation were amended to extend the mandatory conversion period from fifteen (15) to twenty-four (24) months from the original issue date. The Company will issue a dividend equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock, Series C-1 Preferred Stock and/or Series C-2 Preferred Stock then held by such holder for each full quarter anniversary of holding following the filing of the Series C Certificates of Designation with the Secretary of State of the State of Delaware.

The Company concluded that the Series C, C-1 and C-2 preferred shares modification should be accounted for as a modification transaction. For the three months ended June 30, 2025, the Company recorded the increase in fair value as a deemed dividend in the amount of $734.

During the three and six-months periods ended June 30, 2025, a total of 1,145 and 1,270 shares of certain Series C Convertible Preferred Stock were converted into 812,627 and 888,432 shares of Common Stock, respectively.

During the three and six-month periods ended June 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend in a total amount of $1,309 and $3,503, respectively. For the three and six-month periods ended June 30, 2024, the Company accounted for the dividend shares as a deemed dividend in a total amount of $1,785 and $2,529, respectively.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

“Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion.

During the three and six-months period ended June 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend for an amount of $2,123 and $4,349 respectively.

f.	On January 7, 2025, the Company entered into securities purchase agreements (each, a “Series D Purchase Agreement”) with accredited investors relating to an offering (the “Series D Offering”) and the sale of an aggregate of (i) 4,950 shares of newly designated Series D-2 Preferred Stock (the “Series D-2 Preferred Stock”), and (ii) 1,850 shares of Series D-3 Preferred Stock (the “Series D-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Series D Offering are approximately $6,800. The closing of the Series D-2 Preferred Stock, and Series D-3 Preferred Stock occurred on January 14, 2025.

The conversion of the preferred stock was subject to stockholder approval (Note 11g). In addition, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four quarters from the Closing Date, all issuable upon conversion of the preferred stock.

During the three and six-months periods ended June 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D-2 and D-3 Preferred Stock as a deemed dividend for an amount of $535 and $954 respectively.

g.	On April 28, 2025, the Company held a special meeting of stockholders in which the stockholders approved the (A) the issuance of shares of common stock, in excess of 20% of the issued and outstanding shares of Common Stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 33,956,850 shares of Common Stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025, (ii) the issuance of up to 13,582,740 shares of Common Stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 4,175,070 shares of Common Stock issuable as share consideration provided under the Lock Up Agreements; and (B) (i) reduce the exercise price of certain warrants to purchase 584,882 shares of Common Stock issued to the Avenue Lenders to $0.7208 per share, and (ii) to permit the conversion of up to two million dollars of the principal amount of the loan issued by the Avenue Lenders to us at a conversion price of $0.8650 per share.
h.	Between May 23, 2025 and May 28, 2025, the Company and holders that previously entered into the Lock-Up Agreement, entered into an Amended and Restated Lock-Up Agreement (the “A&R Lock-Up Agreement”) pursuant to which the holders agreed to extend the restrictive period previously provided in the Lock-Up Agreements until February 21, 2026 for the right to receive an additional 10% of the common stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by the holders.

The Company concluded that the A&R Lock-Up Agreement modification should be accounted for as a modification transaction. For the three months ended June 30, 2025, the Company recorded the increase in fair value as a deemed dividend in the amount of $870.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

i.	As of June 30, 2025, there were 1,882 shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) issued and outstanding. The outstanding Series A-1 Preferred Stock is convertible into approximately 875,950 shares of Common Stock, including the issuance of dividend shares.

As of June 30, 2025, there were 4,946 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”) issued and outstanding. The outstanding Series B-1 Preferred stock is convertible into approximately 2,299,432 shares of Common Stock, including the issuance of dividend shares.

As of June 30, 2025, there were 21,007 shares of Series C, C-1 and C-2 preferred stock issued and outstanding. The outstanding Series C, C-1 and C-2 preferred stock is convertible into approximately 15,062,968 shares of Common Stock, including the issuance of dividend shares.

As of June 30, 2025, there were 25,605 shares of Series D, D-1, D-2 and D-3 Preferred Stock issued and outstanding. The outstanding Series D, and D-1 Preferred Stock is convertible into approximately 39,928,821shares of Common Stock, including the issuance of dividend shares.

j.	In March 2025, a total of 1,675 shares of certain Series A-1 Preferred Stock were converted into 779,601 shares of Common Stock.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the six-months period ended June 30, 2025, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options	$	Years	$
Options outstanding at beginning of period	10,222,749	2.78	8.55	9
Options granted	1,360,950	0.77	—	—
Options exercised	-	—	—	—
Options expired	(797,216)	5.14	—	—
Options forfeited	(1,227,965)	1.50	—	—

Options outstanding at end of period	9,558,518	2.46	8.38	5

Options vested and expected to vest at end of period	7,484,313	2.50	8.31	3

Exercisable at end of period	3,935,650	4.29	7.19	4

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees and directors under the above plans during the six-months period ended June 30, 2025, were as follows:

Number of
Restricted shares

Restricted shares outstanding at beginning of year	5,408,404
Restricted shares granted	1,525,300
Restricted shares forfeited	(66,504)

Restricted shares outstanding at end of period	6,867,200

As of June 30, 2025, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $7,434, which is expected to be recognized over a weighted average period of approximately one (1.15) year.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The fair value of the restricted shares vested during the six months period ended June 30, 2025 was $279.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

Six months ended
June 30,
	2025	2024
Volatility	96.72-102.19%	94.75-97.97%
Risk-free interest rate	4.08-4.23%	3.85-4.72%
Dividend yield	—%	—%
Expected life (years)	5.00-5.87	5.00-5.87

The total compensation cost related to all of the Company’s stock-based awards recognized during the six-month periods ended June 30, 2025 and 2024 was comprised as follows:

	Three months ended
	June 30,
	2025	2024
Cost of revenues	$6	$5
Research and development	441	448
Sales and marketing	583	1,650
General and administrative	1,005	1,459

Total stock-based compensation expenses	$2,035	$3,562

	Six months ended
	June 30,
	2025	2024
Cost of revenues	$16	$12
Research and development	966	1,563
Sales and marketing	1,398	3,406
General and administrative	1,997	5,439

Total stock-based compensation expenses	$4,377	$10,420

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 12: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Bank charges	$31	$29	$65	$45
Foreign currency adjustments expenses, net	204	(33)	162	(68)
Interest income	(237)	(339)	(526)	(729)
Remeasurement of long-term loan	3,401	1,154	4,608	2,058
Remeasurement of warrant liability	289	(3,462)	(825)	(12,643)
Modification of warrants	102	70	102	70

Total financial expenses (income), net	$3,790	$(2,581)	$3,586	$(11,267)

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

Geographic Information

•As of June 30, 2025, the majority of the Company’s long live assets are located in Israel.

•As of June 30, 2025, the majority of the Company's revenue is generated in the U.S.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 14: - INCOME TAXES

During the three and six month periods ended June 30, 2025, the Company recorded tax expenses in the amount of $0 and $22, respectively, and for the three and six month periods ended June 30, 2024, the Company recorded income tax in the amounts of $0 and $1,994.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 15: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON STOCK

The Company computes net loss per share of common stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the Common Stock, which includes prefunded warrants.

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 78,489,700 and 75,021,692 for the three and six-months periods ended June 30, 2025, respectively, and for the three and six-months ended June 30 2024, 33,782,788 and 32,875,394 respectively.

The following table sets forth the computation of the Company’s basic net earnings (loss) per common stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$12,989,626	$13,609,962	$22,216,789	$20,784,974
Deemed dividend (contribution)	5,572,391	(8,705,979)	10,411,013	(6,671,773)
Less: loss attributable to participating preferred stock	9,783,141	1,535,086	16,856,888	3,968,917

Net loss attributable to common stock shareholders used in computing basic net loss per share	$8,778,876	$3,368,897	$15,770,914	$10,144,284

Weighted average number of common stock used in computing basic loss per share	49,630,949	39,830,793	48,500,775	37,778,087

Basic net loss per common stock	$0.18	$0.08	$0.33	$0.27

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 16: - SUBSEQUENT EVENTS

a.	On July 23, 2025, the Company’s stockholders approved the Amended and Restated 2020 Equity Compensation Plan. The amendment (i) provides for an automatic annual increase in the plan’s share reserve equal to 6% of the Company’s fully diluted outstanding common stock as of December 31 for each year from 2026 through 2030, and (ii) authorizes the issuance of restricted stock units (RSUs) as a permissible award type under the plan.
b.	On July 23, 2025, the Company’s stockholders voted to approve an amendment to the Certificate of Incorporation of the Company to increase the number of authorized Common Stock from one hundred sixty million (160,000,000) shares, $0.0001 par value per share, to four hundred million (400,000,000) shares, $0.0001 par value per share. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State and took effect at 5:30 p.m., on August 8, 2025.

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

We have created our whole-person healthcare solution through both organic development and acquisitions of leading companies across several therapeutic areas. As a digital health consolidation leader, we have acquired companies to develop and deliver the most engaging whole-person health platform in the market to empower individuals to achieve their optimal health through data-driven, precision artificial intelligence (“AI”) personalized care solutions that integrate the management of physical and mental health needs.

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

Recent Developments

New Clients

During the period ended June 30, 2025, we added 21 new clients year-to-date, including 1 top U.S healthcare institution, 2 regional health plan and 18 employers, as part of our 2025 goal to add 40 new clients.

Strategic Refinancing of Existing Debt Facility of up to $50 Million to Provide Additional Operational Flexibility and Support Growth Initiatives

On May 1, 2025, we announced the closing of a debt financing facility for up to $50 million provided by Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”) (the “Callodine Loan Facility”). The capital refinances our existing credit facility, providing additional operational flexibility and supporting the commercial execution of our Business-to-Business-to-Consumer ("B2B2C") strategy across pharmaceutical companies, self-insured employers and payer channels. Under the terms of the credit agreement (the "Credit Agreement"), we borrowed $32.5 million at closing. In addition, an aggregate of up to an additional $17.5 million is available to be drawn down at our option, based on the achievement of certain revenue thresholds. The Credit Agreement has a five-year term that matures in April 2030. In connection with the funding of the closing amount, we also issued a warrant to purchase 2,114,140 shares of our common stock, with an exercise price of $0.8278. In addition, up to $2.5 million of the loaned amount can be converted into shares of our common stock at a price of $0.9933 per share. With the refinancing and current cash on hand, we believe that deferring the debt amortization from the end of 2025 to 2028 will allow the time to generate funds from operations to support our cash flow.

Published Research Relating to Flu Vaccine Awareness

In May 2025, we announced that new research was published in the Journal of Medical Internet Research (JMIR) demonstrating the effectiveness of personalized digital health interventions to drive flu vaccine awareness in Dario members living with diabetes.

Amendments to Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock

On May 20, 2025, we, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock (the “Series C Certificate of Designation”), an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-1 Preferred Stock (the “Series C-1 Certificate of Designation”), and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”, collectively with the Series C Certificate of Designation and the Series C-1 Certificate of Designation, the “Series C Certificates of Designation”), all with the Secretary of State of the State of Delaware.

The Series C Certificates of Designation were amended to extend the mandatory conversion period from fifteen (15) to twenty-four (24) months from the original issue date. The Company will issue a dividend equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock, Series C-1 Preferred Stock and/or Series C-2 Preferred Stock then held by such holder for each full quarter anniversary of holding following the filing of the Series C Certificates of Designation with the Secretary of State of the State of Delaware.

The filing of the Series C Certificates of Designation was intended to amend and restate the terms mentioned above, and no additional securities were issued or sold as a result.

Amended and Restated Lock-Up Agreement

As previously reported on January 7, 2025 we and certain holders of our Series B Preferred Stock and Series C Preferred Stock, executed lock up agreements (the “Lock Up Agreement”), pursuant to which we agreed to issue up to forty percent (40%) of the shares of Common Stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by such holder, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion.

Between May 23, 2025 and May 28, 2025, we and holders that previously entered into Lock-Up Agreements, entered into an Amended and Restated Lock-Up Agreement (the “A&R Lock-Up Agreement”) pursuant to which the holders agreed to extend the restrictive period previously provided in the Lock-Up Agreements until February 21, 2026 for the right to receive an additional 10% of the common stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by the holders.

Strategic Commercial Agreement to Transform Chronic Condition Management and Sleep Health for Payers Nationwide

In June 2025, we announced a strategic commercial agreement with GreenKey Health to expand our integrated chronic condition management solutions into the sleep apnea market. This agreement complements our growing employer footprint, which began with multiple employer contracts announced in 2022 and 2023, including a mid-sized Midwestern city contract covering several thousand employees. These partnerships underscore the increasing demand for Dario’s data-driven, value-based solutions designed to improve employee health, enhance productivity, and reduce healthcare costs.

Published Research Relating to GLP-1 and AI-Personalization Digital Health Findings

In June 2025, we unveiled new clinical research demonstrating Dario’s ability to sustain outcomes post-GLP-1 treatment and accurately predict blood glucose levels using AI. These findings are already being incorporated into live implementations and commercial discussions, particularly with payers and self-insured employers seeking cost-effective ways to optimize GLP-1 investments. The announcement builds on Dario’s continued success in the employer market, including multiple contracts signed in 2022 and 2023 to deliver our full suite of chronic condition solutions to diverse employee populations, from municipal governments to private sector employers. This momentum underscores the growing demand for integrated, evidence-based digital health solutions that deliver measurable ROI and improved long-term outcomes.

Results of Operations

Comparison of the three and six months ended June 30, 2025 and June 30, 2024 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2025 amounted to $5,369 and $12,121, respectively, compared to revenues of $6,255 and $12,013, respectively, during the three and six months ended June 30, 2024, representing a decrease of 14.2% and increase of 0.9%, respectively. The decrease in revenues for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, resulted from a decrease in our revenues from the pharma channel, and the increase for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, resulted mainly from an increase in our revenues from our Consumers channel.

Cost of Revenues

During the three and six months ended June 30, 2025, we recorded costs related to revenues in the amount of $2,405 and $5,275, respectively, compared to costs related to revenues of $3,499 and $6,825, respectively,  during the three and six months ended June 30, 2024, representing a decrease of 31.3% and 22.7%, respectively. The decrease in cost of revenues in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was mainly a result of the decrease in amortization of technology, hardware and consumables and payroll related expenses recorded in the cost of revenues.

Cost of revenues consists mainly of the cost of hardware and consumables production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and six months ended June 30, 2025, amounted to $2,964 (55.2% of revenues) and $6,846 (56.5% of revenues), respectively,  compared to $2,756 (44.1% of revenues) and $5,188 (43.2% of revenues), respectively, during the three and six months ended June 30, 2024. The increase in gross profit as a percentage of revenues for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, resulted mainly from change in revenue mix, lower amortization of technology and payroll related expenses recorded in the cost of revenues. Gross profit for the three and six months ended June 30, 2025, excluding amortization of acquired technology, stock-based compensation and depreciation was $3,417 (63.3% of revenues) and $8,199 (67.6% of revenues) compared to $4,009 (64.1% of revenues) and $7,625 (63.5% of revenues) during the three and six months ended June 30, 2024.

Research and Development Expenses

Our research and development expenses decreased by $3,089, or 45.4%, to $3,721 for the three months ended June 30, 2025, compared to $6,810 for the three months ended June 30, 2024, and decreased by $5,623, or 41.8%, to $7,829 for the six months ended June 30, 2025, compared to $13,452 for the six months ended June 30, 2024. The decrease was mainly due to efficiency and post merge integration activities resulting in a decrease in payroll expenses, stock-based compensation and subcontractors and consulting expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2025, were $3,246 and $6,788, respectively,  compared to $6,299 and $11,765, respectively,  for the three and six months ended June 30, 2024, a decrease of $3,053 and $4,977, respectively. The decrease was mainly due to efficiency and post merge integration activities resulting in a decrease in payroll, and subcontractors and consulting expenses.

Research and development expenses consist mainly of employees’ salaries and related overhead costs involved in research and development activities, expenses related to: (i) our solutions including our Diabetes Management, musculoskeletal (MSK), and our digital behavioral health solutions, (ii) labor, stock-based compensation contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development and (iv) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $1,901, or 26.7%, to $5,231 for the three months ended June 30, 2025, compared to $7,132 for the three months ended June 30, 2024, and decreased by $2,938, or 20.9%, to $11,104 for the six months ended June 30, 2025, compared to $14,042 for the six months ended June 30, 2024. The decrease was mainly a result of lower payroll-related expenses, and stock-based compensation expenses, partially offset by higher amortization of our customer relationships intangible asset due to the full six months of expense from the acquisition of Twill, and an increase in subcontractors and consulting expenses. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization for the three and six months ended June 30, 2025, were $4,341 and $9,088 compared to $5,389 and $10,467 for the three and six months ended June 30, 2024, a decrease of $1,048 and $1,379, respectively. The decrease was mainly due to a decrease in payroll-related expenses due to post merge integration activities and reduction in headcount.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, depreciation of customer relationship intangible asset, online marketing campaigns of our service offering, trade show expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $1,793, or 35.8%, to $3,212 for the three months ended June 30, 2025, compared to $5,005 for the three months ended June 30, 2024, and decreased by $5,218, or 44.4%, to $6,522 for the six months ended June 30, 2025, compared to $11,740 for the six months ended June 30, 2024. The decrease was mainly due to a decrease in stock-based compensation expenses, subcontractors and consulting expenses, and legal and accounting expenses specifically expenses that were related to Twill’s acquisition on February 15, 2024. Our general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition related costs for the three and six months ended June 30, 2025, were $2,193 and $4,497 compared to $2,993 and $5,143 for the three and six months ended June 30, 2024, a decrease of $800 and $646, respectively. The decrease was mainly due to a decrease in subcontractors and consulting expenses and legal and accounting expenses specifically expenses that were related to Twill’s acquisition on February 15, 2024.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, insurance costs, legal and accounting fees, acquisition related costs, expenses related to investor relations.

Financial Income (Expenses), net

Our financial expenses for the three months ended June 30, 2025, were $3,790, representing an increase of $6,371, compared to financial income of $2,581 for the three months ended June 30, 2024. Our financial expenses for the six months ended June 30, 2025, were $3,586, representing an increase of $14,853, compared to financial income of $11,267 for the six months ended June 30, 2024. The increase in our financial expenses, net, was mainly due to revaluation of pre-funded warrants issued in the first quarter of 2024, which are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss.

Financial income, net primarily consists of credit facility interest expense, interest income from cash balances, revaluation of warrants and pre-funded warrants,  revaluation of long-term loan, bank charges, lease liability and foreign currency translation differences.

Income tax

Income tax expenses were $0 and $22 for the three and six months ended June 30, 2025, representing an increase of tax expenses of $0 and $2,016 as compared to income from taxes of $0 and $1,994 for the three and six months ended June 30, 2024. The increase in our income tax expenses was due to a reduction in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill.

Net loss

Net loss decreased by $620, or 4.6%, to $12,990 for the three months ended June 30, 2025, compared to a net loss of $13,610 for the three months ended June 30, 2024, and increased by $1,432, or 6.9%, to $22,217 for the six months ended June 30, 2025, compared to a net loss of $20,785 for the six months ended June 30, 2024. The decrease in net loss for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was mainly due to the increase in our gross profit and the decrease in our operating expenses for the three months ended June 30, 2025. The increase in net loss for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was mainly due to the increase in our financial expenses, mainly from the valuation of the pre-funded warrants and the valuation allowance for deferred tax liability that resulted from the acquisition of Twill.

The factors described above resulted in net loss attributable to common stockholders for the three and six months ended June 30, 2025, amounted to $18,967 and $33,032, compared to net loss attributable to common stockholders of $4,904 and $14,113 for the three and six months ended June 30, 2024.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “Non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “Non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, it is not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30,
	(in thousands)
	2025	2024	$ Change
Net Loss Reconciliation
Net loss - as reported	$(12,990)	$(13,610)	$620

Adjustments
Depreciation and impairment expense	80	538	(458)
Amortization of acquired technology and brand	722	1,300	(578)
Other financial (income) expenses, net	3,790	(2,581)	6,371
Acquisition costs	—	120	(120)
Stock-based compensation expenses	2,035	3,562	(1,527)

Non-GAAP adjusted loss	$(6,363)	$(10,671)	$4,308

	Six Months Ended June 30,
	(in thousands)
	2025	2024	$ Change
Net Loss Reconciliation
Net loss - as reported	$(22,217)	$(20,785)	$(1,432)

Adjustments
Depreciation and impairment expense	174	648	(474)
Amortization of acquired technology, brand and customer relationship	1,884	2,516	(632)
Other financial (income) expenses, net	3,586	(11,267)	14,853
Income tax	22	(1,994)	2,016
Acquisition costs	—	713	(713)
Stock-based compensation expenses	4,377	10,420	(6,043)

Non-GAAP adjusted loss	$(12,174)	$(19,749)	$7,575

Liquidity and Capital Resources

As of June 30, 2025, we had approximately $21,954 in cash and cash equivalents compared to $27,764 on December 31, 2024.

We have experienced cumulative losses of $422,971 since inception (August 11, 2011) through June 30, 2025, and have a stockholders’ equity of $63,986 as of June 30, 2025. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $289,740 and a credit facility, net in the amount of $25,795, as of June 30, 2025.

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

On February 15, 2024, we entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to our existing loan facility with the Avenue Lenders. In addition, the Avenue Amendment provided (i) that we will seek stockholder approval to reprice the warrants issued to the lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Agreement and Plan of Merger (the “Twill Agreement”) that we executed on February 15, 2024, with Twill, and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $4.001 per share.

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

As of June 30, 2025, we did not meet one of the financial covenants under the Credit Agreement. In the event the covenants are not met, interest shall accrue to us at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations, until paid. We can avoid an Event of Default (as defined in the Credit Agreement) in connection with such covenant by executing an Equity Cure (as defined in the Credit Agreement). An equity cure may be effected through the issuance of additional equity interests and/or subordinated debt, on terms and conditions reasonably satisfactory to the Agent, in an aggregate amount equal to or greater than one-hundred and fifty percent (150%) of the breached amount for the first such cure, one-hundred and seventy-five percent (175%) for the second such cure, and two-hundred percent (200%) for the third such cure (each such amount referred to as the "Minimum Cure Amount"). The Company notified Callodine of its intention to utilize an equity cure to address the event of default as defined in the Credit Agreement.

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

In addition, we and certain purchasers in the Offering that are holders of our Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which we agreed to issue, subject to stockholder approval, up to forty percent (40%) of the shares of Common Stock  conversion shares of the preferred stock held by such purchaser, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion. Between May 23, 2025 and May 28, 2025, the Company and holders that previously entered into Lock-Up Agreements, entered into an Amended and Restated Lock-Up Agreement (the “A&R Lock-Up Agreement”) pursuant to which the holders agreed to extend the restrictive period previously provided in the Lock-Up Agreements until February 21, 2026 for the right to receive an additional 10% of the common stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by the holders.

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

On May 20, 2025, we filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock (the “Series C Certificate of Designation”), an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-1 Preferred Stock (the “Series C-1 Certificate of Designation”), and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”, collectively with the Series C Certificate of Designation and the Series C-1 Certificate of Designation, the “Series C Certificates of Designation”), all with the Secretary of State of the State of Delaware. The Series C Certificates of Designation were amended to extend the mandatory conversion period from fifteen (15) to twenty-four (24) months from the original issue date. We will issue a dividend equal to fifteen percent (15%) of the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock, Series C-1 Preferred Stock and/or Series C-2 Preferred Stock then held by such holder for each full quarter anniversary of holding following the filing of the Series C Certificates of Designation with the Secretary of State of the State of Delaware.

There are no assurances that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

As such, we have a significant present need for capital. If we are unable to scale up our commercial launch of our products or meet our commercial sales targets (or if we are unable to generate any revenue at all), and if we are unable to obtain additional capital resources in the near term, we may be unable to continue activities absent material alterations in our business plans and our business might fail. We believe that our current cash on hand will not be sufficient to fund our projected operating requirements for a period of one year from the issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected.

Cash Flows

The following table sets forth selected cash flow information for the periods indicated:

	June 30,
	2025	2024
	$	$
Cash used in operating activities:	(12,704)	(24,473)
Cash used in investing activities:	(75)	(8,881)
Cash provided by financing activities:	6,939	20,206
	(5,840)	(13,148)

Net cash used in operating activities

Net cash used in operating activities was $12,704 for the six months ended June 30, 2025, a decrease of 48.1% compared to $24,473 used in operations for six months period ended June 30, 2024. Cash used in operations decreased mainly due to the decrease in our operating expenses and mainly due to efficiency and post merge integration activities.

Net cash used in investing activities

Net cash used in investing activities was $75 for the six months ended June 30, 2025, compared to $8,881 net cash used in investing activities during the same period in 2024. The decrease is due to the acquisition of Twill during the six months ended June 30, 2024, compared to the same period in 2025.

Net cash provided from financing activities

Net cash derived from financing activities was $6,939 for the six months ended June 30, 2025, compared to $20,206 net cash used by financing activities during the same period in 2024. The decrease is mainly due to proceeds from the issuance of preferred shares in the six months ended June 30, 2024, compared to the six months ended June 30, 2025.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Due to our limited operating history, we have a limited customer base and have depended on a major customer for a significant portion of our revenue. As of June 30, 2025, our major customer accounted for 16.4% of our accounts receivable balance and, for the three and six month periods ended June 30, 2025, the customer accounted for 9.3 and 10.6%, respectively, of our revenue. If the customer were to terminate the agreement, or if we fail to adequately perform under the agreement, and if we are unable to diversify our customer base, our revenue could decline, and our results of operations could be adversely affected.

Some of our principal executive officers and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including the multi front war Israel is currently facing.

Some of our executive officers and offices are located in Israel. In addition, most of our executive officers are residents of Israel, although the majority of our employees are located outside of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Since the commencement of these events, there had been additional active hostilities against Israel, including Hezbollah in Lebanon, the Houthis terrorist group which controls parts of Yemen, and Iran. Such clashes may escalate in the future into a greater regional conflict.

In April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel. On June 13, 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran aimed to disrupt Iran’s capacity to coordinate or launch further hostilities against Israel, as well as disrupt its nuclear program. On June 21, 2025, the United States military conducted targeted air strikes against three nuclear sites within Iran and on June 23, 2025 Iran retaliated against U.S. interests in the region. On June 24, 2025, a ceasefire was implemented between Iran and Israel and, as of August 11, 2025, still remains in place. Nonetheless, hostilities between Iran and Israel and the United States may resume in the near future, which could create significant volatility in the global economy as well as disruptions to global supply chains.

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

We may be in breach of certain debt covenants, and our failure to maintain compliance could materially and adversely affect our financial condition, ability to access capital, and business operations.

As of June 30, 2025, we did not meet one of the financial covenants under the Credit Agreement. In the event covenants in the Credit Agreement are not met, interest shall accrue to at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations, until paid. The Company notified Callodine of its intention to utilize an equity cure to address the event of default as defined in the Credit Agreement. While we are in ongoing discussions with the lender regarding the terms of the Credit Agreement, there can be no assurance that in the future we will obtain any relief on favorable terms or at all.

Moreover, our ability to remain in compliance with financial and other covenants in our existing or future credit agreements depends on our operating performance, which is subject to various risks and uncertainties. If we are unable to generate sufficient cash flows, raise capital on acceptable terms, or obtain further covenant waivers or amendments when needed, we may be forced to delay or curtail strategic initiatives, reduce expenditures, or pursue alternative financing arrangements that may be dilutive to shareholders or less favorable to us.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2025 through August 10, 2025, ranged from a high of $1.53 per share (on January 7, 2025) to a low of $0.53 per share (on August 7, 2025). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2025, the Company issued an aggregate of 525,000 shares of the Company’s common stock to certain service providers as compensation in lieu of cash compensation owed to them for services rendered.

The Company claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 5. Other Information.

On August 8, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware, pursuant to which the Company increased the number of authorized shares of common stock from 160,000,000 to 400,000,000 (the “Authorized Capital Change”). The Authorized Capital Change took effect at 5:30 p.m., on August 8, 2025.

The Board of Directors approved the Authorized Capital Change on May 19, 2025 and the Company’s stockholders approved the Authorized Capital Change on July 23, 2025.

Item 6. Exhibits.

No.	Description of Exhibit
3.1*	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 8, 2025
3.2

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 21, 2025)

3.3

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on May 21, 2025)

3.4

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.3 filed with the Company’s Current Report on Form 8-K filed on May 21, 2025)

3.5

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 29, 2025)

3.6

Third Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on May 29, 2025)

10.1	Form of Amended and Restated Lock-Up Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 29, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: August 12, 2025		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chen Franco-Yehuda
		Name:	Chen Franco-Yehuda
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)