Form 10-Q
period 2025-09-30
DarioHealth Corp.
filed 2025-11-13
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, the registrant had 6,768,184 shares of common stock outstanding.

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

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our ability to meet the requirements of our existing debt facility;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners;
●	our ability to complete required clinical trials of our product and obtain clearance or approval from the United States Food and Drug Administration (the “FDA”), or other regulatory agencies in different jurisdictions;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	the ability to consummate a potential sale, merger or strategic business combination;
●	general market, political and economic conditions in the countries in which we operate, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the attack by Hamas and other terrorist organizations in the Middle East and Israel’s war against them;
●	changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

UNAUDITED

INDEX

Page
Condensed Consolidated Interim Balance Sheets	F-2 – F-3

Condensed Consolidated Interim Statements of Comprehensive Loss	F-4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity	F-5 – F-6

Condensed Consolidated Interim Statements of Cash Flows	F-7

Notes to Condensed Consolidated Interim Financial Statements	F-8 – F-27

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

	September 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,907	$27,764
Short-term bank deposits	-	697
Short-term restricted bank deposits	222	175
Trade receivables, net	2,375	4,804
Inventories	4,869	4,753
Other accounts receivable and prepaid expenses	2,812	2,336

Total current assets	42,185	40,529

NON-CURRENT ASSETS:
Deposits	79	79
Operating lease right of use assets	746	1,065
Long-term assets	307	313
Property and equipment, net	578	709
Intangible assets, net	16,405	18,762
Goodwill	57,427	57,427

Total non-current assets	75,542	78,355

Total assets	$117,727	$118,884

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	September 30,	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,469	$3,045
Deferred revenues	860	1,583
Operating lease liabilities	442	504
Other accounts payable and accrued expenses	4,508	6,052
Current maturity of long-term loan	—	5,451

Total current liabilities	9,279	16,635

NON-CURRENT LIABILITIES
Operating lease liabilities	579	765
Long-term loan	30,617	23,472
Warrant liability	2,244	5,968
Other long-term liabilities	74	25

Total non-current liabilities	33,514	30,230

STOCKHOLDERS’ EQUITY **
Common stock of $0.0001 par value - authorized: 400,000,000 shares; issued and outstanding: 6,768,184 and 1,919,422 shares on September 30, 2025 and December 31, 2024, respectively	4	4
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 0 and 49,585 shares on September 30, 2025 and December 31, 2024, respectively	*) -	*) -
Additional paid-in capital	516,756	462,358
Accumulated deficit	(441,826)	(390,343)

Total stockholders’ equity	74,934	72,019

Total liabilities and stockholders’ equity	$117,727	$118,884

*) Represents an amount lower than $1.

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Services	$3,209	$5,604	$11,745	$14,424
Consumer hardware	1,798	1,819	5,383	5,012
Total revenues	5,007	7,423	17,128	19,436

Cost of revenues:
Services	613	920	2,299	2,845
Consumer hardware	1,198	1,282	3,479	3,786
Amortization of acquired intangible assets	181	1,344	1,489	3,740
Total cost of revenues	1,992	3,546	7,267	10,371

Gross profit	3,015	3,877	9,861	9,065

Operating expenses:
Research and development	$3,328	$5,446	$11,157	$18,898
Sales and marketing	4,604	6,733	15,708	20,775
General and administrative	4,567	3,728	11,089	15,468

Total operating expenses	12,499	15,907	37,954	55,141

Operating loss	9,484	12,030	28,093	46,076

Interest expenses	1,157	—	1,923	—
Other financial expenses (income), net	(175)	313	2,645	(10,954)

Total financial expenses (income), net	982	313	4,568	(10,954)

Loss before taxes	10,466	12,343	32,661	35,122

Income tax (benefit)	—	(13)	22	(2,007)

Net loss	$10,466	$12,330	$32,683	$33,115

Deemed dividend (contribution)	$8,389	$2,278	$18,800	$(4,394)

Net loss attributable to common shareholders	$18,855	$14,608	$51,483	$28,721

Net loss per share:

Basic and diluted loss per share of common stock	$2.96	$4.91	$9.05	$10.38
Weighted average number of common stock used in computing basic and diluted net loss per share**	3,138,106	2,020,872	2,673,794	1,954,679

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three months ended September 30, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2025	2,273,747	$4	53,440	$	*)-	$486,953	$(422,971)	$63,986

Conversion of preferred stock to common stock and prefunded warrant	2,743,460	*)-	(53,440)		*)-	*)-	—	—
Round-up of shares due to reverse share split effectuated on August 28, 2025	53,518	*)-	—		—	—	—	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	8,389	(8,389)	—
Exercise of prefunded warrant to common stock	156,697	*)-	—		—	1,071	—	1,071
Stock-based compensation	386,342	*)-	—		—	2,950	—	2,950
Issuance of common stock and prefunded warrant, net of issuance cost	1,154,420	*)-	—		—	17,393	—	17,393
Net loss	—	—	—		—	—	(10,466)	(10,466)

Balance as of September 30, 2025	6,768,184	$4	—	$	*)-	$516,756	$(441,826)	$74,934

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine months ended September 30, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2024	1,919,422	$4	49,585	$	*)-	$462,358	$(390,343)	$72,019

Issuance of common stock and prefunded warrant, net of issuance cost	1,154,420	*)-	—		—	17,393	—	17,393
Exercise of prefunded warrant to common stock	299,681	*)-	—		—	2,821	—	2,821
Round-up of shares due to reverse share split effectuated on August 28, 2025	53,518	*)-	—		—	—	—	—
Modification of preferred stock	—	—	—		—	1,604	(1,604)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	17,196	(17,196)	—
Stock-based compensation	514,282	*)-	—		—	7,327	—	7,327
Conversion of preferred stock to common stock and prefunded warrant	2,826,861	*)-	(56,385)		*)-	—	—	—
Issuance of preferred stock, net of issuance cost	—	—	6,800		*)-	6,815	—	6,815
Issuance of warrants in connection with Callodine Loan Facility, net of issuance cost	—	—	—		—	1,140	—	1,140
Modification of Avenue warrants	—	—	—		—	102	—	102
Net loss	—	—	—		—	—	(32,683)	(32,683)

Balance as of September 30, 2025	6,768,184	$4	—	$	*)-	$516,756	$(441,826)	$74,934

*) Represents an amount lower than $1.

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three months ended September 30, 2024	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2024	1,501,214	$3	40,331	$	*)-	$431,526	$(363,474)	$68,055

Exercise of options	200	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(408)	408	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	2,686	(2,686)	—
Issuance of warrants to service providers	—	—	—		—	211	—	211
Conversion of preferred stock to common stock	17,969	*)-	(175)		*)-	—	—	*)-
Stock-based compensation	46,813	*)-	—		—	2,575	—	2,575
Net loss	—	—	—		—	—	(12,330)	(12,330)

Balance as of September 30, 2024	1,566,196	$3	40,156	$	*)-	$436,590	$(378,082)	$58,511

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2024	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2023	1,359,593	$3	18,959	$	*)-	$407,502	$(349,361)	$58,144

Exercise of options	536	*)-	—		—	*)-	—	*)-
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(12,194)	12,194	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	7,800	(7,800)	—
Issuance of warrants to service providers	—	—	—		—	2,239	—	2,239
Stock-based compensation	149,258	*)-	—		—	10,967	—	10,967
Conversion of preferred stock to common stock	56,809	*)-	(1,225)		*)-	—	—	*)-
Issuance of preferred stock, net of issuance cost	—	—	22,422		*)-	20,206		20,206
Modification of Avenue warrants	—	*)-	—		—	70	—	70
Net loss	—	—	—		—	—	(33,115)	(33,115)

Balance as of September 30, 2024	1,566,196	$3	40,156	$	*)-	$436,590	$(378,082)	$58,511

*) Represents an amount lower than $1.

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,683)	$(33,115)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,327	13,206
Depreciation and impairment	247	773
Disposal of property and equipment	-	7
Change in operating lease right of use assets	319	666
Amortization of acquired intangible assets	2,357	4,519
Decrease in trade receivables, net	2,429	1,536
Increase in other accounts receivable, prepaid expense and long-term assets	(470)	(894)
Decrease (increase) in inventories	(117)	320
Increase (decrease) in trade payables	424	(886)
Decrease in other accounts payable and accrued expenses	(1,495)	(3,704)
Decrease in deferred revenues	(723)	(621)
Change in operating lease liabilities	(248)	(791)
Change in fair value of warrant liability	(903)	(13,370)
Non-cash financial expenses	2,832	432
Other	650	92

Net cash used in operating activities	(20,054)	(31,830)

Cash flows from investing activities:
Purchase of property and equipment	(116)	(117)
Payments for business acquisitions, net of cash acquired	—	(8,796)

Net cash used in investing activities	(116)	(8,913)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	17,393	—
Proceeds from issuance of preferred stock, net of issuance costs	6,754	20,206
Proceeds from borrowings on credit agreement, net	31,700	—
Repayment of long-term loan	(31,515)	—

Net cash provided by financing activities	24,332	20,206

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	4,162	(20,537)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	(19)	(50)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	27,764	36,797
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$31,907	$16,210
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$2,260	$2,968
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$428
Exercise of pre-funded warrants to common stock upon acquisition	$2,821	$—

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other general and administrative business activities.
c.	On February 15, 2024, the Company acquired Twill, Inc. (“Twill”) pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, Twill Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates artificial intelligence (AI) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company also has, through its wholly owned subsidiary, PsyInnovations Inc., a company located in India, DarioHealth Services, which serves as the Company’s primary research and development center. DarioHealth Services is engaged in software development and other R&D activities in support of the Company’s operations.
e.	Effective as of August 28, 2025, the Company effected a reverse stock split of its outstanding shares of Common Stock at a ratio of twenty -for- one (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s board of directors under authority granted by the Company's stockholders at the Company’s 2025 Annual Meeting of Stockholders held on July 23, 2025, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on August 25, 2025 (the “Certificate of Amendment”). All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all periods presented. An additional 53,518 shares of Common Stock were included in the Company’s issued and outstanding shares as a result of rounding-up fractional shares into whole shares as a result of the Reverse Stock Split.
f.	The Company has incurred net losses since its inception. As of September 30, 2025, the Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $441,826. For the nine months ended September 30, 2025, the Company used approximately $20,054 of cash in operations. On September 22, 2025, the company entered into securities purchase agreements, as a result of the purchase agreements, the aggregate gross proceeds to the Company are approximately $17,500. Management believes that the Company has sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these interim condensed consolidated financial statements. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2025, have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2025, and the Company’s consolidated results of operations and cash flows for the nine months ended September 30, 2025. Results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended September 30, 2025
Allowance for credit losses	$156	$19	$—	$175

Three months ended September 30, 2024
Allowance for credit losses	$214	$27	$(42)	$200

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Nine months ended September 30, 2025
Allowance for credit losses	$169	$47	$(41)	$175

Nine months ended September 30, 2024
Allowance for credit losses	$163	$148	$(111)	$200

The Company has no off-balance-sheet concentration of credit risk.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of September 30, 2025, and December 31, 2024, the Company's major customer accounted for 11.5% and 41.6%, respectively, of the Company's accounts receivable balance. For the three and nine months ended September 30, 2025, the Company's had no major customer, of the Company's revenue in the period. For the three and nine months ended September 30, 2024, the Company's major customers accounted for 25.6% and 29.3%, respectively, of the Company's revenue in the period.

c.  Short-term restricted bank deposits:

The following table provides a reconciliation of the cash balances reported on the balance sheets and the cash, cash equivalents, and short-term restricted bank deposits balances reported in the statements of cash flows:

	September 30,	September 30,
	2025	2024
Cash, and cash equivalents as reported on the balance sheets	$31,907	$15,547
Short-term bank deposits	—	663

Cash, restricted cash, cash equivalents, and restricted cash and cash equivalents as reported in the statements of cash flows	$31,907	$16,210

d.  Recently issued Accounting Pronouncements

(i)	In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted, with an option to apply the standard retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.
(ii)	In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.

NOTE 3: -   INVENTORIES

	September 30,	December 31,
	2025	2024
Raw materials	$793	$563
Finished products	4,076	4,190

	$4,869	$4,753

During the three and nine months periods ended September 30, 2025, total inventory write-down expenses amounted to $2 and $214, respectively, and $103 and $204 for the three and nine months ended September 30, 2024.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 4 – ACQUISITIONS

The interim consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill for the three and nine months ended September 30, 2024:

	Three	Nine
	months ended	months ended
	September 30, 2024	September 30, 2024
Revenues	$3,706	$9,244
Net loss	$1,737	$4,652

Supplemental Unaudited Pro forma Information

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Twill, which closed on February 15, 2024, had taken place had Twill been acquired as of January 1, 2024.

Nine
months ended
September 30, 2024
Total revenues	$21,399
Net loss	$41,548

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

Revenue Source

The following tables represent the Company’s total revenues for the three and nine month periods ended September 30, 2025 and September 30, 2024 disaggregated by revenue source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Commercial - Business-to-Business-to-Consumer (“B2B2C”)	$3,093	$5,435	$11,365	$14,448
Commercial - Strategic partnerships	—	—	—	(599)
Consumers	1,914	1,988	5,763	5,587

	$5,007	$7,423	$17,128	$19,436

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $860 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2025:

Balance, beginning of the period	$1,583
New performance obligations	2,463
Reclassification to revenue as a result of satisfying performance obligations	(3,153)

Balance, end of the period	$893

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

Costs to fulfill a contract as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30,	December 31,
	2025	2024
Costs to fulfill a contract, current	$274	$259
Costs to fulfill a contract, noncurrent	160	65

Total costs to fulfill a contract	$434	$324

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2024	$324
Additions	412
Cost of revenue recognized	(302)

Ending balance as of September 30, 2025	434

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

In connection with the funding of the closing amount, the Company agreed to issue the Lenders a warrant to purchase an aggregate of 105,707 shares of our Common Stock, with an exercise price of $16.56, which shall have a term of seven years from the issuance date. In addition, up to $2,500 of the loaned amount can be converted into shares of our Common Stock at a price of $19.87 per share.

The Company concluded that the Callodine Loan Facility and the Warrant are freestanding financial instruments since these instruments are legally detachable and separately exercisable. The Company has concluded that the Warrant meets all the conditions to be classified as equity pursuant to ASC 480 and ASC 815-40. In addition, the Callodine Loan Facility is measured at amortized cost.

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

The Callodine Loan Facility incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Callodine Loan Facility origination, or April 30, 2025, the discount rate was arrived at by calibrating the loan amount of $32,500 with the fair value of the warrants of $1,234 and the loan terms interest rate equal to the greater of (i) The SOFR, and(ii) 4.0% plus a margin of 7.75%. The implied internal rate of return of the loan resulted with B rating U.S. dollar zero coupon discount curve plus a 11.473% credit curve. Interest expense related to the Callodine Loan Facility that measured at cost were recorded within “Interest expense” in the consolidated statements of comprehensive loss.

On August 15, 2025, the Company did not meet one of the financial covenants under the Credit Agreement. Upon an Event of Default (as defined in the Credit Agreement) under the Credit Agreement, interest shall accrue to at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations, until paid. The Company notified Callodine of its intention to utilize an Equity Cure (as defined in the Credit Agreement) to address the event of default. Callodine waived the event of default, subject to the successful implementation of an Equity Cure no later than October 3, 2025.

On November 5, 2025, the Company entered into an Amendment to the Credit Agreement with the Lenders. Among other things, the amendment (i) resets financial covenants and waives financial-covenant testing for the second and third quarters of 2025; (ii) replaces the minimum cash covenant with a $10,000 minimum consolidated unencumbered liquid assets covenant; (iii) adds monthly 13-week cash-flow reporting when liquidity is below certain amount (subject to an EBITDA exception); (iv) clarifies that Tranche B is uncommitted and at lender discretion; and (v) increases the exit fee by $150 (waived if a change-of-control prepayment fee is triggered). In connection therewith, the Company repriced the Warrant to purchase up to 105,707 shares of Common Stock issued to the lenders on April 30, 2025, at an exercise price $16.56 per share, to permit an amendment to the exercise price of such Warrants to $15.35. In addition, conversion right of the lender in the amount of $2,500 was amended to a conversion price of $15.35 per share.

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

On June 9, 2022 (the closing date of the Orbimed Loan, which was repaid in May 2023), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 11,330 shares of the Company’s Common Stock, at an exercise price of $132.40 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $80.00 per share. Following the issuance and sale of the Company’s Series C Preferred Stock in February 2024, and as a result of a certain price protection provision in the Orbimed Warrant, the exercise price of the Orbimed Warrant was adjusted to a price per share of $80.00.

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement expenses related to the Orbimed Warrant for the three and nine-months periods ended September 30, 2025 were $33 and $4, respectively. For the three and nine -months periods ended September 30, 2024 the Company remeasurement income were $27 and $113, respectively.

Pre-Funded Warrants

On February 15, 2024, as part of the acquisition of Twill (See note 1) the Company issued Pre-Funded Warrants to purchase up to 500,020 shares of Company Common Stock, issuable in 4 equal tranches, to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill.

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

In November 2024, a total of 125,005 Pre-Funded Warrants were exercised into 124,991 shares of Common Stock.

In February 2025, a total of 125,005 Pre-Funded Warrants were exercised into 124,985 shares of Common Stock.

In August 2025, a total of 125,005 Pre-Funded Warrants were exercised into 124,981 shares of Common Stock.

During the three and nine-months periods ended September 30, 2025, the Company recognized $110 and $906 of remeasurement income related to the Pre-Funded Warrants respectively. For the three and nine-months periods ended September 30, 2024, the Company remeasurement income was $700 and $13,257 respectively.

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company’s Orbimed loan facility (as defined herein) was measured at fair value using Level 3 unobservable inputs until the payoff date of May 1, 2023. The Orbimed warrant liability was measured at fair value using Level 3 unobservable inputs. In addition, on May 1, 2023, the Company refinanced its former $25,000 credit facility with a new $30,000 credit facility (the “Avenue Loan Facility”) by and between the Company and its subsidiary PsyInnovations Inc., collectively as the borrowers and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The Avenue Loan Facility was also measured at fair value using level 3 inputs unobservable inputs until the payoff date of April 30, 2025.

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,645	$—	$12,645	$—

Total financial assets	$12,645	$—	$12,645	$—

Financial liabilities:
Orbimed Warrant liability	75	—	—	75
Pre-Funded Warrant liability	2,169	—	2,169	—

Total financial liabilities	$2,244	$—	$2,169	$75

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$7,305	$—	$7,305	$—

Total financial assets	$7,305	$—	$7,305	$—

Financial liabilities:
Long-term loan	$28,923	$—	$—	$28,923
Orbimed Warrant liability	72	—	—	72
Pre-Funded Warrant liability	5,896	—	5,896	—

Total financial liabilities	$34,891	$—	$5,896	$28,995

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

The following inputs were used to estimate the fair value of the Orbimed Warrant liability:

	September 30,	December 31,
	2025	2024
Stock price	$17.35	$15.80
Exercise price	80.00	80.00
Expected term (in years)	3.69	4.44
Volatility	96.7%	91.2%
Dividend rate	—	—
Risk-free interest rate	3.63%	4.53%

Prior periods fair value measurement:

Loan Facilities

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. The fair value of the Avenue Loan Facility, as of April 30, 2025, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the nine-months period ended September 30, 2025 and three and nine months periods ended September 30, 2024, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk. On April 30, 2025, the Company refinanced the Avenue Loan Facility with a new credit agreement, and the Avenue Loan Facility was repaid in full (see Note 6).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 7: - FAIR VALUE MEASUREMENTS (Cont.)

The following tables present a summary of the changes in the fair value of our financial instruments:

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of June 30, 2025	$—	$42	$3,350
Exercise	—	—	(1,071)
Change in fair value	—	33	(110)

Balance as of September 30, 2025	$—	$75	$2,169

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2025	$28,923	$72	$5,896
Exercise	—	—	(2,821)
Principal repayments on long-term loan	(31,515)	—	—
Change in fair value	2,592	3	(906)

Balance as of September 30, 2025	$—	$75	$2,169

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of June 30, 2024	$28,631	$154	$11,900
Change in fair value	226	(27)	(700)

Balance as of September 30, 2024	$28,857	$127	$11,200

	Long-Term Loan	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2024	$28,545	$240	$—
Issuance	—	—	24,457
Change in fair value	312	(113)	(13,257)

Balance as of September 30, 2024	$28,857	$127	$11,200

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 8: -   COMMITMENTS AND CONTINGENT LIABILITIES

The Company reviews the status of each legal matter, when applicable, and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss.

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participation received, net of royalties accrued or paid, totaled $969 as of September 30, 2025.

During the three and nine-months periods ended September 30, 2025 and September 30, 2024, the Company did not record IIA royalties related to the acquisition of Physimax Technology.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 9: -   INTANGIBLE ASSETS

a. Finite-lived intangible assets:
	September 30,	December 31,	Weighted Average
	2025	2024	Remaining Life
			As of September 30, 2025
Original amounts:
Technology	$22,580	$22,580	6.3
Brand	376	376	—
Customer Relationship Healthcare	13,791	13,791	10.3
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	18,099	16,611
Brand	376	376
Customer Relationship Healthcare	1,886	1,018
Domains	4	3
	20,365	18,008
Intangible assets, net	$16,405	$18,762

b. Estimated amortization expense:

For the year ended December 31,
Remainder of 2025	470
2026	1,875
2027	1,875
2028	1,880
2029	1,877
Thereafter	8,428
	$16,405

c. Amortization expenses for the three and nine month periods ended September 30, 2025 were $473 and $2,357 respectively. For the three and nine month periods ended September 30, 2024, the expenses were $2,003 and $4,519, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   RELATED PARTIES TRANSACTIONS

On February 25, 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement, the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 7,500 restricted shares of Common Stock to the consulting firm, vesting quarterly over a four-year period. As of September 30, 2025, the consulting firm received approximately 12,900 shares of Common Stock and warrants to purchase up to 5,000 shares of Common Stock.

On February 24, 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. During the three and nine-months periods ended September 30, 2025, the Company recorded share-based compensation expenses related to this service provider in the amounts of $35 and $135, respectively.

NOTE 11: -   STOCKHOLDERS’ EQUITY

a.	In April 2025, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of 40,640 restricted shares subject to time vesting to employees of the Company and approved the grant of options to purchase up to 59,748 shares of Common Stock, to employees and consultants of the Company, at exercise prices between $13.20 to $15.60 per share. The time-vesting restricted shares and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”). In addition, the Compensation Committee approved the grant of 8,750 restricted shares of Common Stock to certain service providers and approved a reduction in the exercise price of warrants to purchase up to 17,813 shares of Common Stock issued to certain consultants in the past at exercise prices between $28.60 to $40.00 per share, to an exercise price of $15.60 per share. The warrants are exercisable into shares of Common Stock on or before February 12, 2026 and December 31, 2027.
b.	On April 18, 2025, the Board of Directors of the Company appointed Chen Franco-Yehuda to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective as of May 15, 2025. In connection with her appointment, the Company agreed to issue Ms. Franco-Yehuda 25,000 restricted shares of the Company’s common stock pursuant to the 2020 Plan. The restricted shares vest over three years, with one third of such shares vesting on April 27, 2026, and the remaining shares vesting in equal quarterly amounts.
c.	In June 2025, the Compensation Committee approved the grant of 5,125 restricted shares subject to time vesting and 4,000 performance-based restricted shares to employees of the Company and approved the grant of options to purchase up to 800 shares of Common Stock and 7,500 performance-based options to purchase Common Stock to employees of the Company, at an exercise price between $13.40 to $14.00 per share. The time-vesting restricted shares and stock options vest over three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under the 2020 Plan. In addition, the Compensation Committee approved the grant of warrants to purchase up to 22,500 shares of Common Stock, with exercise prices of $13.40 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before June 1, 2028.
d.	In September 2025, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of 288,150 restricted shares subject to time vesting to employees, consultants, officers and directors of the Company and approved the grant of options to purchase up to 17,225 shares of common stock, to employees and consultants of the Company, at exercise prices between $9.31 to $15.69 per share. The time-vesting restricted shares and stock options vest over various periods between two to three years commencing on the respective grant dates. The options have a ten-year term. The restricted shares and the options were issued under Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”). In addition, the Compensation Committee approved the grant of 104,000 restricted shares of Common Stock to certain service providers.
e.	On September 19, 2025, out of the pre-funded warrants that were issued in July 2020, 31,766 were exercised on a cashless basis into 31,716 shares of Common Stock.
f.	On April 28, 2025, the Company held a special meeting of stockholders in which the stockholders approved the (A) the issuance of shares of Common Stock, in excess of 20% of the issued and outstanding shares of Common Stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 1,697,677 shares of Common Stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025, (ii) the issuance of up to 679,085 shares of Common Stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 208,754 shares of Common Stock issuable as share consideration provided under the Lock Up Agreements; and (B) (i) reduce the exercise price of certain warrants to purchase 584,882 shares of Common Stock issued to the

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

Avenue Lenders to $14.42 per share, and (ii) to permit the conversion of up to two million dollars of the principal amount of the loan issued by the Avenue Lenders to us at a conversion price of $17.30 per share. The Avenue loan facility was repaid in full (see Note 6).

g.	On May 20, 2025, the Company, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series A-1 Preferred Stock (the “Series A-1 Certificate of Designation”) and a Third Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B-1 Preferred Stock (the “Series B-1 Certificate of Designation”, collectively, with the Series A-1 Certificate of Designation, the “Certificates of Designation”), all with the Secretary of State of the State of Delaware. The Series A-1 Certificate of Designation and Series B-1 Certificate of Designation were amended to provide the holders of such shares of preferred stock to request certain dividends and distributions to be made in the form of pre-funded Common Stock purchase warrants rather than shares of the Company’s Common Stock.
h.	On May 20, 2025, the Company, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock (the “Series C Certificate of Designation”), an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-1 Preferred Stock (the “Series C-1 Certificate of Designation”), and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”, collectively with the Series C Certificate of Designation and the Series C-1 Certificate of Designation, the “Series C Certificates of Designation”), all with the Secretary of State of the State of Delaware.

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

The Company concluded that the Series C, C-1 and C-2 preferred shares modification should be accounted for as a modification transaction. For the three and nine months ended September 30, 2025, the Company recorded the increase in fair value as a deemed dividend in the amounts of $0 and $734 respectively.

On September 18, 2025, the Company upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series A-1 Preferred Stock an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D Preferred Stock, Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-1 Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-2 Preferred Stock, and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-3 Preferred Stock, all with the Secretary of State of the State of Delaware.

The Series C Certificates of Designation and Series D Certificates of Designation were amended to accelerate the mandatory conversion period of all outstanding shares of each such series into shares of the Company’s Common Stock, or at each holder’s election in pre-funded warrants, effective as of September 18, 2025. The Series A-1 Certificate of Designation was amended to provide holders with the option to receive pre-funded warrants in lieu of Common Stock.

On September 25, 2025, the Company, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-1 Preferred Stock with the Secretary of State of the State of Delaware. The Series C-1 Certificate of Designation was amended to accelerate the mandatory conversion period of all outstanding shares of such series into shares of the Company’s Common Stock, or at each holder’s election in pre-funded warrants, effective as of September 25, 2025.

In connection with such mandatory conversion, each holder of preferred stock will also receive all accrued and unpaid dividends, including any dividend shares or payment-in-kind shares, in addition to the conversion shares issuable upon conversion, subject to certain beneficial ownership blockers.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

The filings the certificates of designations were intended to amend and restate the terms mentioned above, and no additional securities were issued or sold as a result.

During the three and nine-month periods ended September 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend in a total amount of $2,497 and $6,001, respectively. For the three and nine-month periods ended September 30, 2024, the Company accounted for the dividend shares as a deemed dividend in a total amount of $1,940 and $4,469, respectively.

In September 2025, all outstanding shares of Series C, C-1 and C-2 Preferred Stock, totaling 20,957 shares, were converted into 982,845 shares of Common Stock, and as of September 30, 2025, no Series C, C-1 and C-2 Preferred Stock remains outstanding.

i.	In September 2025, all outstanding shares of Series A-1 Preferred Stock and B-1 Preferred Stock, totaling 1,882 and 4,946 shares, were converted into 43,803 and 114,974 shares of Common Stock, respectively, and as of September 30, 2025, no Series A-1 Preferred Stock and B-1 Preferred Stock remains outstanding.
j.	In December 2024, the Company issued 7,055 and 11,750 Series D and D-1 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series D and D-1 Preferred Stock were convertible into Common Stock at $14.60 per Common Stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the offering were approximately $18,805.

According to the original certificates of designation, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, including a non-waivable 19.99% ownership blocker, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four (4) quarters from the Closing Date, all issuable upon conversion of the preferred stock.

k.	On January 7, 2025, the Company entered into securities purchase agreements (each, a “Series D Purchase Agreement”) with accredited investors relating to an offering (the “Series D Offering”) and the sale of an aggregate of (i) 4,950 shares of newly designated Series D-2 Preferred Stock (the “Series D-2 Preferred Stock”), and (ii) 1,850 shares of Series D-3 Preferred Stock (the “Series D-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Series D Offering are approximately $6,800. The closing of the Series D-2 Preferred Stock, and Series D-3 Preferred Stock occurred on January 14, 2025.

The conversion of the preferred stock was subject to stockholder approval (Note 11g). In addition, according to the original certificates of designation, the preferred stock will automatically convert into shares of Common Stock, subject to certain beneficial ownership limitations, on the 12-month anniversary of the issuance date. The holders of preferred stock will also be entitled to dividends equal to a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock issuable upon conversion of the preferred stock then held by such holder for each full quarter anniversary of holding for a total of four quarters from the Closing Date, all issuable upon conversion of the preferred stock.

In September 2025, all outstanding shares of Series D, D-1, D-2 and D-3 Preferred Stock, totaling 25,605 shares, were converted into 1,600,043 and 776,719 shares of Common Stock and pre-funded warrants, respectively, and as of September 30, 2025, no shares of Series D, D-1, D-2 and D-3 Preferred Stock remains outstanding.

During the three and nine-months periods ended September 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend for an amount of $5,167 and $9,516 respectively.

During the three and nine-months periods ended September 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D-2 and D-3 Preferred Stock as a deemed dividend for an amount of $725 and $1,679 respectively.

l.	In December 2024, the Company and certain purchasers in the Offering that are holders of the Company's Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which the Company agreed to issue, subject to stockholder approval, up to forty percent (40%) of the shares of Common Stock conversion shares of the preferred stock held by such purchaser, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

Between May 23, 2025 and May 28, 2025, the Company and holders that previously entered into the Lock-Up Agreement, entered into an Amended and Restated Lock-Up Agreement (the “A&R Lock-Up Agreement”) pursuant to which the holders agreed to extend the restrictive period previously provided in the Lock-Up Agreements until February 21, 2026 (the “Lock-Up Period”) for the right to receive an additional 10% of the Common Stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by the holders.

The Company concluded that the A&R Lock-Up Agreement modification should be accounted for as a modification transaction. For the three and nine months ended September 30, 2025, the Company recorded the increase in fair value as a deemed dividend in the amount of $0 and $870 respectively.

On October 20, 2025, the Company and holders that previously entered into the Lock-Up Agreement entered into a Second Amended and Restated Lock-Up Agreement (the “Second A&R Lock-Up Agreement”) pursuant to which the Lock-Up Period shall automatically terminate, and all share consideration shall be accelerated and immediately be issued by the Company in full (to the extent not already issued) upon (A) any merger or consolidation of the Company with or into another individual, entity, corporation, partnership, association, limited liability company, limited liability partnership, joint-stock company, trust or unincorporated organization, (B) any sale of all or substantially all of the Company’s assets in one transaction or a series of related transactions, or (C) any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property.

m.	On September 22, 2025, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 1,154,420 shares of Common Stock and pre-funded warrants to purchase up to 1,558,760 shares of Common Stock, at a purchase price of $6.45 per share and $6.45 per pre-funded warrant. As a result of the purchase agreements, the aggregate gross proceeds to the Company are approximately $17,500. The closing of the offering was completed on September 23, 2025. The pre-funded warrants are exercisable immediately upon issuance and remain exercisable until exercised in full.
n.	Stock plans:

On October 14, 2020, the Company’s stockholders approved the 2020 Plan. Under the 2020 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

In January 2025, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 327,052 shares, from 567,832 to 894,883.

On July 23, 2025, the Company’s stockholders resolved to amend and restate the Company’s 2020 Plan, to (i) provide that for each of the calendar years ending on December 31, 2026, December 31, 2027, December 31, 2028, December 31, 2029 and December 31, 2030, the number of shares available under the 2020 Plan shall be increased by an additional number of shares of the Company’s Common Stock, equal to six percent (6%) of the number of shares of Common Stock issued and outstanding on a fully diluted basis on the immediately preceding December 31; and (ii) authorize the grant of restricted stock units as a permissible form of award under the 2020 Plan.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the nine-months period ended September 30, 2025, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options**	$	Years	$
Options outstanding at beginning of period	511,138	55.61	8.55	172
Options granted	85,274	15.43	—	—
Options exercised	—	—	—	—
Options expired	(97,857)	94.89	—	—
Options forfeited	(113,009)	27.19	—	—

Options outstanding at end of period	385,546	45.27	7.94	169

Options vested and expected to vest at end of period	315,666	45.56	7.93	121

Exercisable at end of period	160,829	77.66	7.44	12

(**) See note 1e regarding reverse share split.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. This amount is impacted by the changes in the fair market value of the Common Stock.

Transactions related to the grant of restricted shares to employees and directors under the above plans during the nine-months period ended September 30, 2025, were as follows:

Number of
Restricted shares**

Restricted shares outstanding at beginning of year	270,420
Restricted shares granted	364,415
Restricted shares forfeited	(9,131)

Restricted shares outstanding at end of period	625,704

(**) See note 1e regarding reverse share split.

As of September 30, 2025, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $9,566 which is expected to be recognized over a weighted average period of approximately one (1.17) year.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The fair value of the restricted shares vested during the nine months period ended September 30, 2025 was $812.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

Nine months ended
September 30,
	2025	2024
Volatility	96.72-102.47%	90.90-97.97%
Risk-free interest rate	3.96-4.23%	3.67-4.72%
Dividend yield	—%	—%
Expected life (years)	5.00-5.87	5.00-5.87

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: -   STOCKHOLDERS’ EQUITY (Cont.)

The total compensation cost related to all of the Company’s stock-based awards recognized during the nine-month periods ended September 30, 2025 and 2024 was comprised as follows:

	Three months ended
	September 30,
	2025	2024
Cost of revenues	$6	$(7)
Research and development	391	748
Sales and marketing	555	948
General and administrative	1,998	1,097

Total stock-based compensation expenses	$2,950	$2,786

	Nine months ended
	September 30,
	2025	2024
Cost of revenues	$22	$5
Research and development	1,358	2,311
Sales and marketing	1,953	4,354
General and administrative	3,994	6,536

Total stock-based compensation expenses	$7,327	$13,206

NOTE 12: - SELECTED STATEMENTS OF OPERATIONS DATA

Financial expenses (income), net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Bank charges	$29	$29	$94	$74
Foreign currency adjustments expenses, net	49	14	211	(54)
Interest income	(175)	(226)	(701)	(955)
Interest Expenses	1,157	—	1,923	—
Remeasurement of long-term loan	—	1,223	3,842	3,281
Remeasurement of warrant liability	(78)	(727)	(903)	(13,370)
Modification of warrants	—	—	102	70

Total financial expenses (income), net	$982	$313	$4,568	$(10,954)

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

Geographic Information

•As of September 30, 2025, the majority of the Company’s long live assets are located in Israel.

•As of September 30, 2025, the majority of the Company's revenue is generated in the U.S.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 14: - INCOME TAXES

During the three and nine month periods ended September 30, 2025, the Company recorded tax expenses in the amount of $0 and $22, respectively, and for the three and nine month periods ended September 30, 2024, the Company recorded income tax in the amounts of $13 and $2,007.

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

The total number of potential shares of Common Stock related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 4,284,980 and 4,058,489 for the three and nine-months periods ended September 30, 2025, respectively, and for the three and nine-months ended September 30, 2024, 1,781,301 and 1,716,952 respectively.

The following table sets forth the computation of the Company’s basic net earnings (loss) per Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$10,465,585	$12,330,227	$32,683,374	$33,115,078
Deemed dividend (contribution)	8,389,248	2,278,244	18,800,260	(4,394,200)
Less: loss attributable to participating preferred stock	9,577,603	4,692,431	27,280,103	8,423,067

Net loss attributable to common stock shareholders used in computing basic net loss per share	$9,277,230	$9,916,040	$24,203,531	$20,297,811

Weighted average number of common stock used in computing basic loss per share	3,138,106	2,020,872	2,673,794	1,954,679

Basic net loss per common stock	$2.96	$4.91	$9.05	$10.38

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

All information included herein relating to shares or price per share reflects the 20-for-1 reverse stock split effected by us on August 28, 2025.

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

We serve four primary market segments that drive our business model. Our historic roots, as well as those of our largest acquisition, Twill, Inc. (“Twill”), began in the D2C market, which has forced us to create what we consider the industry’s most engaging and effective self-care whole-person digital health solutions; and we continue to operate in the D2C market in the U.S. by providing our chronic condition management and patient engagement solutions across many different health conditions. In addition, we use the D2C market as an innovation laboratory to develop and test new features and benefits to ensure that these innovations meet our high engagement and outcomes standards before deploying them in the business-to-business (“B2B”) market. From our D2C origins, Dario and Twill expanded into similar B2B market segments over the past seven years such that these market segments now represent the majority of our current revenues. These B2B market segments include medium-to-large employers, national and regional health plans, and global pharmaceutical companies.

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

On September 3, 2025, we issued a shareholder update highlighting continued progress across our multi-condition digital health platform and expanding commercial momentum. Currently, our leadership is focused on five chronic conditions - diabetes, hypertension, weight management, musculoskeletal, and behavioral health within a single, unified platform. Over 70% of our commercial pipeline and 80% of our new contracts are for multi-condition programs, reflecting growing demand for integrated, value-based digital health solutions.

Recent Developments

New Clients

We have added 45 new accounts year-to-date in 2025, surpassing our annual goal of 40 new accounts expected in 2025.

During the third quarter of 2025, we announced the addition of ten new self-insured employer contracts, including the largest employer client in our history, collectively representing approximately 107,000 covered lives. All five programs launched during the second and third quarters of 2025 and include our full cardiometabolic suite for diabetes, hypertension, and prediabetes management.

In October 2025, we announced the addition of six new employer clients across multiple industries, representing tens of thousands of newly covered employees. Several of the agreements incorporate milestone-based, value-based pricing frameworks that tie payments to member engagement and clinical outcomes, supporting our continued expansion and leadership in value-based digital health solutions.

20-to-1 Reverse Stock Split

On August 28, 2025, we announced a reverse stock split of our outstanding shares of Common Stock at a ratio of twenty -for- one (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by our board of directors under authority granted by our stockholders at our 2025 Annual Meeting of Stockholders held on July 23, 2025, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on August 25, 2025 (the “Certificate of Amendment”). The Reverse Stock Split took effect on August 28, 2025. The Reverse Stock Split had no impact on our authorized shares, which remained 400,000,000 shares of Common Stock. No fractional shares were issued as a result of the Reverse Stock Split as any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share on a per stockholder basis.

Nasdaq Minimum Bid Price Compliance

On September 12, 2025, the Company received a letter from the listing qualifications staff (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that the Staff has determined that for the last 10 consecutive business days, from August 28, 2025 to September 11, 2025, the closing bid price of our Common Stock had been at $1.00 per share or greater and that accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter is now closed.

September 2025 Private Placement

On September 22, 2025, we entered into securities purchase agreements (each, a “Purchase Agreement”) with accredited investors relating to an offering (the “Offering”) and the sale of an aggregate of 1,154,420 shares of Common Stock and pre-funded warrants to purchase up to 1,558,760 shares of Common Stock, at a purchase price of $6.45 per share and $6.45 per pre-funded warrant. As a result of the purchase agreements, the aggregate gross proceeds to us were approximately $17,500. The closing of the Offering occurred on September 23, 2025.

Strategic Review Following Multiple Unsolicited Inbound Expressions of Interest

On September 25, 2025, we announced that our board of directors has initiated a comprehensive strategic review to maximize shareholder value following multiple unsolicited inbound strategic inquiries from interested parties. In relation to this review, our board of directors has established a special committee (the "Special Committee") of independent directors and engaged Perella Weinberg Partners as financial advisor. The Special Committee will consider a full range of potential opportunities including a sale, merger, strategic business combination, or continued execution of our strategy.

Strategic Collaboration to Enhance Fall Risk Prevention and Mobility Insights

On October 6, 2025, we announced a strategic collaboration with OneStep, a U.S. Food and Drug Administration (“FDA”) -listed digital health company that delivers clinical-grade gait and mobility analysis using only a smartphone. The collaboration expands our multi-condition digital health platform with advanced fall-risk assessment and prevention capabilities designed to support high-risk populations, including individuals with obesity and Medicare Advantage members experiencing frailty and balance challenges.

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2025 amounted to $5,007 and $17,128, respectively, compared to revenues of $7,423 and $19,436, respectively, during the three and nine months ended September 30, 2024, representing a decrease of 32.5% and 11.9%, respectively. The decrease in revenues for the three months and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, resulted primarily from a non-renewal of one customer acquired through the Twill acquisition.

Cost of Revenues

During the three and nine months ended September 30, 2025, we recorded costs related to revenues in the amount of $1,992 and $7,267, respectively, compared to costs related to revenues of $3,546 and $10,371, respectively, during the three and nine months ended September 30, 2024, representing a decrease of 43.8% and 29.9%, respectively. The decrease in cost of revenues in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was mainly a result of the decrease in amortization of technology, hardware and consumables and decrease in hosting servers costs, which were partially offset by allocation of payroll related expenses recorded in the cost of revenues.

Cost of revenues consists mainly of the cost of hardware and consumables production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the three and nine months ended September 30, 2025, amounted to $3,015 (60.2% of revenues) and $9,861 (57.6% of revenues), respectively, compared to $3,877 (52.2% of revenues) and $9,065 (46.6% of revenues), respectively, during the three and nine months ended September 30, 2024. The increase in gross profit as a percentage of revenues for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, resulted mainly lower amortization of technology, hardware and consumables and hosting servers expense. The increase in gross profit as a percentage of revenues for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, resulted mainly from lower amortization of technology, hardware and consumables and hosting servers expense. Gross profit for the three and nine months ended September 30, 2025, excluding amortization of acquired technology, stock-based compensation and depreciation was $3,213 (64.2% of revenues) and $11,412 (66.6% of revenues) compared to $5,229 (70.4% of revenues) and $12,854 (66.1% of revenues) during the three and nine months ended September 30, 2024.

Research and Development Expenses

Our research and development expenses decreased by $2,118, or 38.9%, to $3,328 for the three months ended September 30, 2025, compared to $5,446 for the three months ended September 30, 2024, and decreased by $7,741, or 41.0%, to $11,157 for the nine months ended September 30, 2025, compared to $18,898 for the nine months ended September 30, 2024. The decrease in research and development expenses was mainly due to efficiency and post Twill merger integration activities resulting in a decrease in payroll expenses, stock-based compensation and subcontractors and consulting expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2025, were $2,909 and $9,697, respectively,  compared to $4,635 and $16,400, respectively,  for the three and nine months ended September 30, 2024, a decrease of $1,726 and $6,703, respectively. The decrease in research and development expenses, excluding stock-based compensation and depreciation  was mainly due to efficiency and post merger integration activities resulting in a decrease in payroll, and subcontractors and consulting expenses.

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

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $2,129, or 31.6%, to $4,604 for the three months ended September 30, 2025, compared to $6,733 for the three months ended September 30, 2024, and decreased by $5,067, or 24.4%, to $15,708 for the nine months ended September 30, 2025, compared to $20,775 for the nine months ended September 30, 2024. The decrease in sales and marketing expenses was mainly a result of lower payroll-related expenses, and stock-based compensation expenses, partially offset by an increase in subcontractors and consulting expenses. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization for the three and nine months ended September 30, 2025, were $3,741 and $12,829 compared to $5,096 and $15,562 for the three and nine months ended September 30, 2024, a decrease of $1,355 and $2,733, respectively. The decrease in sales and marketing expenses, excluding stock-based compensation, depreciation and amortization was primarily driven by lower payroll-related expenses resulting from post-merger integration activities and a reduction in headcount.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, depreciation of customer relationship intangible asset, online marketing campaigns of our service offering, trade show expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses increased by $839, or 22.5%, to $4,567 for the three months ended September 30, 2025, compared to $3,728 for the three months ended September 30, 2024, and decreased by $4,379, or 28.3%, to $11,089 for the nine months ended September 30, 2025, compared to $15,468 for the nine months ended September 30, 2024. The increase in general and administrative expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, resulted mainly from share-based compensation expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, resulted mainly from share based compensation expenses, subcontractors and consulting expenses, and legal and accounting expenses specifically expenses that were related to Twill’s acquisition on February 15, 2024. Our general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition related costs for the three and nine months ended September 30, 2025, were $2,550 and $7,047 compared to $2,614 and $7,757 for the three and nine months ended September 30, 2024, a decrease of $64 and $710, respectively. The decrease in general and administrative expenses, excluding stock-based compensation, depreciation, and acquisition related costs  for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, resulted mainly due to the decrease in subcontractors and consulting expenses, and legal and accounting expenses specifically expenses that were related to Twill’s acquisition on February 15, 2024.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, insurance costs, legal and accounting fees, acquisition related costs, expenses related to investor relations.

Financial Income (Expenses), net

Our financial expenses, net for the three months ended September 30, 2025, were $982, representing an increase of $669, compared to financial expenses, net of $313 for the three months ended September 30, 2024. Our financial expenses, net for the nine months ended September 30, 2025, were $4,568, representing an increase of $15,522, compared to financial income, net of $10,954 for the nine months ended September 30, 2024. The increase in our financial expenses, net, was mainly due to revaluation of pre-funded warrants issued in the first quarter of 2024, which are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss.

Financial income, net primarily consists of credit facility interest expense, interest income from cash balances, revaluation of warrants and pre-funded warrants, revaluation of long-term loan, bank charges, lease liability and foreign currency translation differences.

Income tax

Income tax expenses were $0 and $22 for the three and nine months ended September 30, 2025, as compared to income from taxes of $13 and $2,007 for the three and nine months ended September 30, 2024. The increase in our income tax expenses was due to a reduction in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill in 2024.

Net loss

Net loss decreased by $1,864, or 15.1%, to $10,466 for the three months ended September 30, 2025, compared to a net loss of $12,330 for the three months ended September 30, 2024, and decreased by $432, or 1.3%, to $32,683 for the nine months ended September 30, 2025, compared to a net loss of $33,115 for the nine months ended September 30, 2024. The decrease in net loss for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was mainly due to the decrease in our operating expenses for the three and nine months ended September 30, 2025.

The factors described above resulted in net loss attributable to common stockholders for the three and nine months ended September 30, 2025, amounted to $18,855 and $51,483, compared to net loss attributable to common stockholders of $14,608 and $28,721 for the three and nine months ended September 30, 2024.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended September 30,
	(in thousands)
	2025	2024	$ Change
Net Loss Reconciliation
Net loss - as reported	$(10,466)	$(12,330)	$1,864

Adjustments
Depreciation and impairment expense	73	125	(52)
Amortization of acquired technology and brand	474	2,003	(1,529)
Other financial (income) expenses, net	982	313	669
Income tax	—	(13)	13
Stock-based compensation expenses	2,950	2,786	164

Non-GAAP adjusted loss	$(5,987)	$(7,116)	$1,129

	Nine Months Ended September 30,
	(in thousands)
	2025	2024	$ Change
Net Loss Reconciliation
Net loss - as reported	$(32,683)	$(33,115)	$432

Adjustments
Depreciation and impairment expense	247	773	(526)
Amortization of acquired technology, brand and customer relationship	2,357	4,519	(2,162)
Other financial (income) expenses, net	4,568	(10,954)	15,522
Income tax	22	(2,007)	2,029
Acquisition costs	—	713	(713)
Stock-based compensation expenses	7,327	13,206	(5,879)

Non-GAAP adjusted loss	$(18,162)	$(26,865)	$8,703

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $31,907 in cash and cash equivalents compared to $27,764 on December 31, 2024.

We have experienced cumulative losses of $441,826 since inception (August 11, 2011) through September 30, 2025, and have stockholders’ equity of $74,934 as of September 30, 2025. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our Common Stock and warrants to purchase shares of our Common Stock, receiving aggregate net proceeds totaling $307,133 and a credit facility, net in the amount of $25,795, as of September 30, 2025.

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

In connection with the funding of the closing amount, we agreed to issue for each Lender a warrant to purchase 105,707 shares of our Common Stock, with an exercise price of $16.56, which shall have a term of seven years from the issuance date. In addition, up to $2,500 of the loaned amount can be converted into shares of our Common Stock at a price of $19.87 per share.

On August 15, 2025, the Company did not meet one of the financial covenants under the Credit Agreement. Upon an Event of Default (as defined in the Credit Agreement) under the Credit Agreement, interest shall accrue to at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations, until paid. The Company notified Callodine of its intention to utilize an Equity Cure (as defined in the Credit Agreement) to address the event of default. Callodine waived the event of default, subject to the successful implementation of an Equity Cure no later than October 3, 2025.

On November 5, 2025, we entered into an Amendment to the Credit Agreement with the Lenders. Among other things, the amendment (i) resets financial covenants and waives financial-covenant testing for the second and third quarters of 2025; (ii) replaces the minimum cash covenant with a $10,000 minimum consolidated unencumbered liquid assets covenant; (iii) adds monthly 13-week cash-flow reporting when liquidity is below certain amount (subject to an EBITDA exception); (iv) clarifies that Tranche B is uncommitted and at lender discretion; and (v) increases the exit fee by $150 (waived if a change-of-control prepayment fee is triggered).

In connection therewith, the Company repriced the Warrant to purchase up to 105,707 shares of Common Stock issued to the lenders on April 30, 2025, at an exercise price $16.56 per share, to permit an amendment to the exercise price of such Warrants to $15.35. In addition, conversion right of the lender in the amount of $2,500 was amended to a conversion price of $15.35 per share.

On December 16, 2024, we and certain purchasers that were holders of our Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which we agreed to issue, subject to stockholder approval, up to forty percent (40%) of the shares of Common Stock  conversion shares of the preferred stock held by such purchaser, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion. Between May 23, 2025 and May 28, 2025, the Company and holders that previously entered into Lock-Up Agreements, entered into an Amended and Restated Lock-Up Agreement (the “A&R Lock-Up Agreement”) pursuant to which the holders agreed to extend the restrictive period previously provided in the Lock-Up Agreements until February 21, 2026 (the “Lock Up Period”) for the right to receive an additional 10% of the Common Stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by the holders. On October 20, 2025, we and holders that previously entered into the Lock-Up Agreement and the A&R Lock-Up Agreement entered into a Second Amended and Restated Lock-Up Agreement (the “Second A&R Lock-Up Agreement”) pursuant to which the Lock-Up Period shall automatically terminate, and all share consideration shall be accelerated and immediately be issued by us in full (to the extent not already issued) upon (A) any merger or consolidation of our with or into another individual, entity, corporation, partnership, association, limited liability company, limited liability partnership, joint-stock company, trust or unincorporated organization, (B) any sale of all or substantially all of our assets in one transaction or a series of related transactions, or (C) any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property.

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

On September 18, 2025, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of our board of directors, we filed an Amended and Restated Series A-1 Certificate of Designation, an Amended and Restated Series C Certificates of Designation, an Amended and Restated Series D Certificates of Designation, all with the Secretary of State of the State of Delaware. The Series C Certificates of Designation and Series D Certificates of Designation were amended to accelerate the mandatory conversion period of all outstanding shares of each such series into shares of the Company’s common stock, or at each holder’s election in pre-funded warrants, effective as of September 18, 2025. The Series A-1 Certificate of Designation was amended to provide holders with the option to receive pre-funded warrants in lieu of common stock.

On September 25, 2025, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of our board of directors, we filed an Amended and Restated Series C-1 Certificate of Designation with the Secretary of State of the State of Delaware. The Series C-1 Certificate of Designation was amended to accelerate the mandatory conversion period of all outstanding shares of such series into shares of the Company’s common stock, or at each holder’s election in pre-funded warrants, effective as of September 25, 2025.

In connection with such mandatory conversion, each holder of preferred stock also received all accrued and unpaid dividends, including any dividend shares or payment-in-kind shares, in addition to the conversion shares issuable upon conversion, subject to certain beneficial ownership blockers.

The filings of the Series A-1 Certificate of Designation, the Series C Certificates of Designation and the Series D Certificates of Designation were intended to amend and restate the terms mentioned above, and no additional securities were issued or sold as a result.

In September 2025, all outstanding shares of Series C, C-1 and C-2 Preferred Stock, totaling 20,957 shares, were converted into 982,845 shares of Common Stock, and as of September 30, 2025, no Series C, C-1 and C-2 Preferred Stock remains outstanding.

In September 2025, all outstanding shares of Series D, D-1, D-2 and D-3 Preferred Stock, totaling 25,605 shares, were converted into 1,600,043 and 776,719 shares of common stock and pre-funded warrants, respectively, and as of September 30, 2025, no shares of Series D, D-1, D-2 and D-3 Preferred Stock remains outstanding.

In September 2025, all outstanding shares of Series A-1 Preferred Stock and B-1 Preferred Stock, totaling 1,882 and 4,946 shares, were converted into 43,803 and 114,974 shares of common stock, respectively, and as of September 30, 2025, no shares of Series A-1 Preferred Stock and B-1 Preferred Stock remains outstanding.

On September 22, 2025, we entered into securities purchase agreements (each, a “Purchase Agreement”) with accredited investors relating to an offering (the “September 2025 Offering”) and the sale of an aggregate of 1,154,420 shares of common stock (the “Shares”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,558,760 shares of common stock (the “Pre-Funded Warrant Shares”), at a purchase price of $6.45 per share and $6.45 per Pre-Funded Warrant. As a result of the Purchase Agreements, the aggregate gross proceeds to us were approximately $17,500. The closing of the Offering took place on September 23, 2025.

The Pre-Funded Warrants are exercisable immediately upon issuance and remain exercisable until exercised in full. The Purchase Agreements contain representations and warranties that the parties made to the others in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. In addition, pursuant to the terms of the Purchase Agreements, we have filed a registration statement to register the Shares and the Pre-Funded Warrant Shares on October 20, 2025. The provisions of such agreements, including the representations and warranties contained therein, are not for the benefit of any party other than the parties to such agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties to that agreement. Rather, investors and the public should look to other disclosures contained in our filings with the U.S. Securities and Exchange Commission.

Management believes that the proceeds from the prior private placements and the Credit Agreement, combined with our cash on hand and short-term investments are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected.

Cash Flows

The following table sets forth selected cash flow information for the periods indicated:

	September 30,
	2025	2024
	$	$
Cash used in operating activities:	(20,054)	(31,830)
Cash used in investing activities:	(116)	(8,913)
Cash provided by financing activities:	24,332	20,206
	4,162	(20,537)

Net cash used in operating activities

Net cash used in operating activities was $20,054 for the nine months ended September 30, 2025, a decrease of 37% compared to $31,830 used in operations for nine months period ended September 30, 2024. Cash used in operations decreased mainly due to the decrease in our operating expenses and mainly due to efficiency and post merge integration activities.

Net cash used in investing activities

Net cash used in investing activities was $116 for the nine months ended September 30, 2025, compared to $8,913 net cash used in investing activities during the same period in 2024. The decrease is due to the acquisition of Twill during the nine months ended September 30, 2024, compared to the same period in 2025.

Net cash provided from financing activities

Net cash provided by financing activities was $24,332 for the nine months ended September 30, 2025, compared to $20,206 net cash used by financing activities during the same period in 2024. The increase is mainly due to proceeds from the issuance of shares of common stock.

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

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Some of our executive officers and offices are located in Israel. In addition, most of our executive officers are residents of Israel, although the majority of our employees are located outside of Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Since the commencement of these events, there had been additional active hostilities against Israel, including Hezbollah in Lebanon, the Houthis terrorist group which controls parts of Yemen, and Iran. Such clashes may escalate in the future into a greater regional conflict. As of October 9, 2025, Israel and Hamas have entered into a ceasefire agreement intended to permanently end the war. However, there are no assurances that such an agreement will hold. While the conflict created heightened security concerns, disruptions to business operations, and economic instability within Israel, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid and any renewed military actions, restrictions, or government-imposed measures could adversely affect our operations and financial condition.

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

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our Common Stock from January 1, 2025 through November 13, 2025, ranged from a high of $30.60 per share (on January 7, 2025) to a low of $6.17 per share (on September 18, 2025). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

In addition, if the stock price of our common stock continues to trade at its current level, it may imply as a negative indicator of the valuation of our intangible assets and our goodwill, which could result in an impairment for these assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2025, the Company issued an aggregate of 104,000 shares of the Company’s common stock to certain service providers as compensation in lieu of cash compensation owed to them for services rendered.

The Company claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
3.1

Certificate of Amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split, dated August 25, 2025 (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on August 25, 2025).

3.2

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.3

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock of DarioHealth Corp.

(incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.4

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-2 Preferred Stock of DarioHealth Corp.

(incorporated by reference to Exhibit 3.3 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.5

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.4 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.6

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.5 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.7

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D-2 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.6 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.8

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D-3 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.7 filed with the Company’s Current Report on Form 8-K filed on September 19, 2025).

3.9

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Preferred Stock of DarioHealth Corp. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on September 25, 2025).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on September 25, 2025).
4.2˄	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on November 10, 2025).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 25, 2025).
10.2*	Form of Second Amended and Restated Lock-Up Agreement.
10.3˄

First Amendment to Credit Agreement, dated November 5, 2025, by and among the Company, as borrower, Callodine Commercial Finance, LLC, as agent and lender, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 10, 2025).

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

101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: November 13, 2025		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chen Franco-Yehuda
		Name:	Chen Franco-Yehuda
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)