Form 10-K
period 2025-12-31
DarioHealth Corp.
filed 2026-03-19
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $27,979,487.

As of March 11, 2026, the registrant had outstanding 7,300,406 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements,” which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	our ability to meet the requirements of our existing debt facility;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	general market, political and economic conditions in the countries in which we operate, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East;
●	our ability to effectuate a strategic transaction;
●	interpretations of current laws and the passages of future laws; and
●	acceptance of our business model by investors.

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

When used in this Annual Report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company,

PsyInnovations Inc., a Delaware corporation, Twill, Inc., a Delaware corporation, and DarioHealth India Services Pvt. Ltd., an Indian company. Dario is registered as a trademark in the United States, China, Canada, Hong Kong, Australia, Brazil, the EU, and is also registered as a WO (WIPO registration). “DarioHealth” is registered as a trademark in the United States, Israel, China, Canada, Australia, India, Japan, the EU, and as a WO.

All information included herein relating to shares or price per share reflects the 20-for-1 reverse stock split effected by us on August 28, 2025.

Summary of Risk Factors

Our business is subject to several risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Financial Position and Capital Requirements

●	our lack of positive cashflow and our future capital needs and their potential impact on our existing stockholders or our ability to operate;
●	our history of losses and stockholder’s inability to rely upon our historical operating performance;
●	our loan facility covenants and other restrictions and their impact on our financial condition;

Risks Related to Our Business

●	the acceptance of our products in the market and our exposure to market trends;
●	our risks of basing our business on the sale of our principal technology;
●	our reliance on manufacturers and distributors;
●	the impact of a failure of our digital marketing efforts;
●	our reliance on the Apple App Store and Google Play Store;
●	our dependence on a Software-as-a-Service (“SaaS”) business model;
●	the risks associated with technological changes and conducting business internationally;
●	potential errors in our business processes and product offerings;
●	our exposure to fluctuations in currency exchange rates;
●	our reliance on the performance of key members of our management team and our need to attract highly skilled personnel;
●	our outcomes-based contracts and reimbursement arrangements may not achieve expected results and may expose us to financial and operational risks;

Risks Related to Product Development and Regulatory Approval

●	the expense and time required to obtain regulatory clearance of our products;
●	our limited clinical studies and the susceptibility to varying interpretations of such studies;
●	the failure to comply with the U.S. Food and Drug Administration (“FDA”) Quality System Regulation, pre-market notifications, or any applicable state equivalent;
●	the impact of legislation and federal, state and foreign laws on our business, including protecting the confidentiality of patient health information;
●	the potential impact of product liability suits;
●	our artificial intelligenc (“AI”) technologies may produce inaccurate or biased outputs and pose privacy, intellectual property, cybersecurity, regulatory, or reputational risks that could materially impact our business;

Risks Related to Our Intellectual Property

●	the risks relating to obtaining or maintaining our intellectual property;
●	potential litigation relating to the protection of our intellectual property;
●	our limited foreign intellectual property rights;
●	our reliance on confidentiality agreements and the difficulty in enforcing such agreements;

Risks Related to Our Industry

●	the intense competition we face in the markets we operate;
●	our need to respond quickly to technological developments;

Risks Related to Our Operations in Israel

●	the risks relating to the political, economic and military instability that may exist in Israel;
●	our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel;
●	the potential for operations to be disrupted as a result of obligations of Israeli citizens to perform military service;
●	the difficulty in enforcing judgements against us or certain of our executive officers and directors;

Risks Related to the Ownership of Our Common Stock

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	the potential lack of liquidity, or volatility, of our common stock;
●	the impact of analysts not publishing research or reports about us;
●	the expense relating to our requirements as a U.S. public company;
●	the potential failure to maintain effective internal controls over financial reporting;
●	the existence of anti-takeover provisions in our charter documents and Delaware law; and
●	that we do not intend to pay dividends on our common stock.

PART I

Item 1.     Business Overview

We are a vertically integrated health intelligence platform with a mission to power the behavior changes that drive better health. Unlike software-only digital health platforms, Dario owns the complete chain of value in chronic care management - connected FDA-cleared hardware devices that generate continuous physiological data, AI built on that proprietary data, and a behavior change and coaching layer validated through over 100 peer-reviewed clinical studies. We are committed to transforming healthcare by delivering a comprehensive and highly engaging whole-person health platform, which enables us to create a future where healthy change is effortless and accessible to all.

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

Our whole-person health model includes the following five elements:

1.	Physical Health: Focuses on the prevention and treatment of physical ailments; primarily cardiometabolic and musculoskeletal conditions.
2.	Mental Health: Addresses emotional and psychological well-being, including stress management, as well as clinical anxiety and depression across all levels of severity.

3.	Social and Environmental Factors: Considers influences like socioeconomic status, community resources, housing, and education.
4.	Individualized Care: Tailored user journey and care plans that respect personal goals, cultural values, and life circumstances.
5.	Integration of Clinical Services: Combines different healthcare providers and systems to deliver seamless care for both physical and mental health needs.

We have created our whole-person healthcare solution through both organic development and acquisitions of leading companies across several therapeutic areas. As a digital health consolidation leader, we have acquired companies that have spent over a decade and nearly $525 million, in combination with our own investment, to develop and deliver the most engaging whole-person health platform in the market to empower individuals to achieve their optimal health through data-driven, precision AI personalized care solutions that integrate the management of physical and mental health needs.

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

With our whole-person digital health platform, we address a broad range of health needs, including chronic condition management (e.g., diabetes, hypertension, obesity, and musculoskeletal issues), behavioral health (e.g., stress, anxiety, and depression), and preventive care. By integrating digital therapeutics and well-being solutions with real-time data monitoring and access to professional care teams, we ensure an AI driven adaptive and continuous care experience that combines digital self-care, with virtual coaching, and virtual clinical care. As of 2025, our eligible user base spans millions of individuals worldwide, supported by partnerships with employers, health plans, pharmaceutical companies, and providers aiming to deliver instant access to the highest quality and most effective self-care and virtual human care that delivers the optimal level of clinical utilization to ensure the best value and outcomes to our users and customers.

Who We Serve

We serve four primary market segments that drive our business model. Our historic roots, as well as those of our largest acquisition, Twill, Inc. (“Twill”), began in the D2C market, which has forced us to create what we consider the industry’s most engaging and effective self-care whole-person digital health solutions; and we continue to operate in the D2C market in the U.S. and select international markets by providing our chronic condition management and patient engagement solutions across many different health conditions. In addition, we use the D2C market as an innovation laboratory to develop and test new features and benefits to ensure that these innovations meet our high engagement and outcomes standards before deploying them in the business-to-business (“B2B”) market. From our D2C origins, Dario and Twill expanded into similar B2B market segments over the past eight years such that these market segments now represent three-fourths of our current revenues. These B2B market segments include medium-to-large employers, national and regional health plans, and global pharmaceutical companies.

Our medium-to-large employer market segment is focused on employers with over 1,000 employees and currently includes three of the five largest global technology companies and one of the two largest employers in the United States. In total, we had 167 employer customers in 2025, up from 53 in 2024. We seek to provide solutions to their employees that address the primary areas of health condition focus on by employers for meaningful costs savings that can deliver high and sustainable returns on investment, which can exceed 5:1. In this market segment, we go to market through a direct sales force, consultants, brokers, and channel partners that sell our solutions to their health plan and employer customers.

During 2025, we experienced significant growth in our employer segment. Year-to-date, we added 85 new accounts, surpassing our internal annual goal of 40 new accounts for 2025. In the third quarter of 2025, we announced the addition of ten new self-insured employer contracts, including the largest employer client in our history, collectively representing approximately 107,000 covered lives. All five programs launched during the second and third quarters of 2025 and include our full cardiometabolic suite for diabetes, hypertension, and prediabetes management. In October 2025, we further expanded our employer footprint with the addition of six new employer clients across multiple industries, representing tens of thousands of newly covered employees. Several of these agreements incorporate milestone-based and value-based pricing frameworks that tie payments to member engagement and clinical outcomes, supporting our continued expansion of value-based digital health offerings.

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

How We Generate Revenue

An increasing majority of our customers are focused on value-based health outcomes and are working with us to align outcomes-based contracts with innovative revenue models. We differentiate ourselves by our willingness to enter into risk-based agreements with performance guarantees that align financial incentives across employers, health plans, employees, and plan members.

Our multi-condition digital health platform enables customers to address multiple conditions through a single integrated platform, reducing duplicative spending and lowering in-year investment with less out-of-pocket cost per member. By managing co-morbid conditions within one platform, customers benefit from improved clinical outcomes, increased engagement, and incremental medical cost savings. This integrated approach drives a higher return on investment by delivering measurable health improvements across multiple conditions while reducing both in-year program spend and overall medical costs.

As a result, we deliver more value per dollar spent, with lower actual in-year investment and greater return through clinical improvements and medical cost savings across a broad set of conditions.

Across all market segments, we operate a digital health engagement platform subscription model priced on either a per member per month (“PMPM”) basis or a per engaged member per month (“PEMPM”) basis, and in some cases, customers may utilize both pricing options. These arrangements may also include milestone-based payments and performance guarantees. Our subscription model applies consistently across our products and therapeutic areas.

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

Dario Health (Diabetes) – Combining our proprietary blood glucose meter as well as our Dario Health digital self-care application and virtual coaching, together with unlimited testing supplies, including strips and lancets, to eligible members. Dario Health for diabetes delivers the highest level of A1c reduction among the leading digital health companies focused on diabetes, of between 1.4 and 2.3 points, depending on the patients’ initial baseline. This is offered through both our D2C and B2B sales channels. In the B2B sales channel, we see prevalence of this condition between 8-10% for most employers and health plans. Studies completed with a top 20 pharmaceutical company using claims data suggested total medical cost savings for patients using this solution reaching $5,000 per year. This is offered through both our D2C and B2B sales channels.

Dario Health (Hypertension) – We include our Digital Health self-care application, virtual coaching and our Dario branded blood pressure monitor and cuff, which is offered as a blood pressure monitoring system. Clinical research has demonstrated that more than two-thirds of users with Hypertension stage 1 levels experience a 13mmHg reduction in systolic blood pressure when used as directed. As hypertension is one of the most prevalent conditions among adults in the United States, we find that among health plans and employers this solution is useful to 35% or more of their employees and members. This is offered through both our D2C and B2B sales channels.

Dario Health (Weight management and GLP-1) – 42.4% of the U.S. population is overweight with about 30.7% being obese, meaning they have a body-mass index (“BMI”) of 30 or greater, creating the greatest level of prevalence among all of our product offerings. We believe that we have demonstrated that our digital self-care solution, with our Dario Health app and virtual coaching, delivers the industry’s highest level of digital self-care weight loss, at 10%, over 12 months. By educating users and helping them build healthier lifestyle habits such as changing their diet, exercise, and improving sleep behaviors, the solution is designed to help users lose weight and maintain that weight loss over time. Growing usage of GLP-1 medication has also increased interest in this solution. We are seeing that the costs associated with GLP-1 medication wastage becoming a significant area of focus for employers who are now also leveraging our Dario weight management solution as both a required lifestyle behavior change partner and, in certain programs, as a requirement for access to GLP-1 prescriptions. We have modified our core weight management offering to complement GLP-1 onboarding and offboarding, as well as GLP-1 prescription services, creating an integrated experience for members using GLP-1 medications. We offer standard weight management and GLP-1 solutions through our B2B sales channel.

Dario Move (musculoskeletal, or “MSK”) – Pain is one of the primary reasons for employees missing work and it is one of the key drivers of healthcare costs. Dario Move focuses on improving posture to help alleviate pain with its proprietary medical device used with its Dario Move application and virtual coaching. We find that prevalence among employers is nearly 25%. This solution is only sold on a B2B and D2C basis, and is generally combined with our other offerings, and can be paid for on either a PMPM or PEMPM basis.

Bundled Full-suite or Partial-suite – In response to market demand, we have evolved our commercial model to reduce contracting friction and administrative complexity associated with managing multiple point solutions. Employers and health plans are increasingly seeking to simplify vendor contracting, implementation, data integration, audits, and quarterly business reviews, while prioritizing vendors that have demonstrated the ability to reduce total cost of care while delivering sustainable health improvements and a positive member experience.

To address these needs, we offer bundled subscriptions across our full-suite or partial-suite of solutions, enabling customers to consolidate multiple condition programs under a single contract and simplified pricing structure. Pricing for bundled offerings is typically on a PEMPM basis, which is increasingly preferred by customers as it places Dario at risk to drive meaningful member engagement and deliver desired clinical and economic outcomes. From a member perspective, bundled offerings also simplify the experience by providing access to multiple programs through a single application, eliminating the need to enroll in and managing multiple separate programs. Bundled subscriptions may also include additional Dario or partner clinical network services offered either on an FFS basis or incorporated into the subscription pricing.

While bundled offerings provide pricing and scale efficiencies, our individual condition solutions remain available for customers who prefer single-condition purchases. As one of the few whole-person digital health platforms offering an integrated suite of cardiometabolic, behavioral health, and musculoskeletal solutions, we believe our ability to bundle services while preserving customer flexibility provides a competitive advantage.

Why We Have Confidence in Our Digital Offerings

We have developed a comprehensive body of research, encompassing over 100 studies, that have demonstrated the transformative potential of our digital health solutions in advancing clinical care. Our research program is conducted under physician-led clinical governance, overseen by the Company’s Chief Medical Officer, to ensure rigor and consistency. We believe that these findings emphasize the platform’s ability to deliver long-term sustainable outcomes, including durable results over four years, while showcasing scalability with outcomes for more than 1.2 million members. Critically, the data underlying these studies comes from objective, continuous physiological measurements generated by Dario’s own connected devices - not self-reported inputs or app engagement proxies. This distinction is fundamental: Dario’s AI and clinical evidence base is trained on real-world clinical data that competitors without a decade of hardware deployment and clinical study cannot replicate.

Since our inception, we have established ourselves as a pioneer in the digital health sector, being the first to analyze multi-condition impacts by exploring relationships such as blood glucose and blood pressure, as well as blood glucose and weight monitoring. This work spans diverse clinical domains, including diabetes, hypertension, weight loss, pain, depression, and anxiety. Among diabetes users, significant improvements were recorded, i.e. those with a baseline HbA1c greater than 9, with a 2.3-point reduction in HbA1c compared to a 1.8-point reduction among non-Dario users.

Additionally, our members achieved substantial cost savings of $5,077 per person annually, driven by reductions in all-cause healthcare resource utilization and office visit costs.

These outcomes are underpinned by the demonstrated effectiveness of behavioral engagement, which serves as a critical driver of improved clinical results. Collectively, these achievements position us as a leader in digital health, delivering enhanced care and meaningful economic value.

The Company’s clinical research strategy, evidence standards, and outcomes reporting are directed by our Chief Medical Officer. The following provides a summary of many of our clinical research findings that support our claims to improving user clinical, health, and economic outcomes.

●	28% reduction in depression and anxiety symptoms.
●	2.0 reduction in A1c.
●	10% reduction in weight.
●	10% reduction in blood pressure.
●	10% improvement in medication adherence.
●	50% reduction in pain.
●	$2,323 annual medical cost savings from behavioral interventions.
●	$5,077 annual medical cost savings from cardiometabolic interventions.

Competitive Strengths

Our competitive advantage stems from our origins as a D2C company, which requires us to build highly engaging self-care digital behavioral programs and integrated medical devices from the outset. Over more than a decade and more than

$500 million invested in technology, we have completed over 100 clinical, real-world evidence studies (“RWE”), and outcomes studies across our whole-person health offerings, demonstrating first-in-class clinical and health outcomes driven by sustained user engagement and clinically validated behavior change.

From an initial focus on diabetes, we have expanded to include hypertension, obesity and weight management, musculoskeletal pain, stress, anxiety, and depression, all delivered through a single digital health platform that can be bundled or sold individually. By collecting billions of data points across these conditions over more than ten years, we have developed and commercialized AI-driven personalization that amplifies our clinical and economic performance. Claims-based analyses of our users demonstrate that we deliver among the highest ROI for customers, including employers, health plans, and pharmaceutical companies.

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

Clinical Validation of The Highest Levels of Health Outcomes

Over more than a decade, we have completed over 100 studies, including randomized controlled trials (“RCTs”), RWEs, observational studies, interventional studies, and insurance-claims-based analysis. These have demonstrated our ability to generate best-in-class clinical and economic outcomes. Such studies provide the supporting evidence and confidence for us to provide at-risk offerings, performance guarantees, and value-based care.

Integrated Whole-Person Digital Health Platform

During the past five years, employers, health plans, healthcare providers, and pharmaceutical companies have expressed “point solution fatigue,” and have begun to prune the number of point solutions vendors and instead consolidate their digital health offering with vendors that provide a whole-person portfolio that covers all the major health conditions that drive their healthcare spending. Our whole-person digital health platform addresses these primary therapeutic areas of focus among employers, health plans, health systems, and pharmaceutical companies. These include all areas of cardiometabolic health (e.g., diabetes, hypertension, overweight/obesity), behavioral health (e.g., stress, anxiety, and depression), and musculoskeletal pain. In addition, we are partnering with clinical healthcare providers to add virtual clinical care to our digital health offerings and virtual coaching. By integrating all these onto our whole-person digital health platform, we enable a hyper personalized, seamless, and individualized experience across all relevant health needs that ensure high levels of user engagement to deliver robust clinical outcomes that exceed those of nearly all competitors across all medical conditions.

AI and Data-Driven Personalization

Our proprietary AI is not a product feature - it is the engine of our platform, trained on 13 billion proprietary data points generated by our own connected hardware devices over more than a decade. Unlike AI built on publicly available or self-reported data, our models are grounded in longitudinal, condition-specific, clinical-grade data that grows more defensible with every new member enrolled and every new device deployed. These algorithms were developed initially based upon our D2C experience with millions of users who pay out-of-pocket for our digital self-care solutions. By leveraging billions of data points with our D2C offering, we optimize our user recruitment, activation, and engagement algorithms for first-in-class engagement. We apply our AI, developed in the D2C market, to our B2B businesses to optimize the B2B businesses to enable us to outperform competitors in each market segment in engaging users and delivering valuable outcomes.

The Industries Highest ROIs

We have done claims-based analysis of our various offerings with our customers to measure the clinical and economic outcomes that results from using our whole-person digital health offerings. These studies support our claims for providing the digital health industry’s strongest ROIs by decreasing medical costs, increasing medication adherence, and activating and engagement users in the healthcare system more effectively than alternatives. In addition, our offerings deliver impressive improvements in worker productivity by decreasing absenteeism, presenteeism, and healthy engagement in work. The key to these costs savings is that we collaborate with employers, payers, pharmaceutical companies, and providers to deliver comprehensive care solutions and improve accessibility. Across all these market segments, we power behavior change by providing digital first self-care, complemented with virtual coaching care, and then the optimal level of clinical care delivered through our clinical provider partners to accelerate access to care and improved whole-person health outcomes, at the lowest possible cost.

Our Growth Strategies

We have four core growth strategies that leverage all aspects of our whole-person digital health platform. After the acquisition of Twill in 2024 and integrating its commercial offerings and technological platform with ours, we are now prepared to execute our growth strategies to both drive top line growth and to do so with greater operating efficiency that we believe will enable profitable growth.

Dario Health Comprehensive Cardiometabolic Health

Our core offering is our Dario Health cardiometabolic suite that provides FDA cleared devices and a digital behavioral health experience that enables users to decrease the symptoms of hypertension, diabetes, and obesity. Our primary market for this offering is medium-to-large sized employers that are seeking to control their chronic disease healthcare spending. We also work with large regional health plans to provide this offering to their members and self-insured employer customers. We provide virtual coaching to all of these users and provide access to virtual clinical services to these users as well. We find that among employees of most employers, the prevalence of diabetes is about 10%, while hypertension is 35%, and obesity and being overweight is between 35-75%.

Dario Connect is offered with Dario Health as a free digital experience that engages users across many different medical conditions within large health plan environments. Users of Dario Connect participate in digital communities to learn more about their health condition, treatment options, learn from healthcare experts, including clinicians, and explore ways that they can improve their overall health. Dario Connect can act as a gateway and digital front door to get access to all of our whole-person digital offerings, as well as to get access to our customer products and services.  Users can also get access to our virtual clinic partners and services through Dario Connect. Dario Connect is also the product that we configure for pharmaceutical companies to provide Top of Funnel awareness campaigns to help them find new patients.

Dario Mind Comprehensive Behavior Health

We have expanded our Dario Mind offering to include not only the industry leading self-care digital mental health application to decrease the symptoms of stress, anxiety, and depression, but also to provide access to virtual coaching, and virtual clinical services including virtual therapy and virtual clinical consultations, prescribing, and medication management. These clinical programs and outcome strategies are developed and overseen under the leadership of our Chief Medical Officer. We are the only provider in the market with a comprehensive whole-person digital health offering supported by RCTs that demonstrate the clinical efficacy of its digital cognitive behavioral therapy and mindfulness interventions. This offering has been deployed globally in 10 different languages among some of the world’s largest employers and health plans. We find that among most of our employer clients, over 20% will have a meaningful mental health challenge that requires some level of treatment and support that Dario Mind can provide. In addition, we have several large pharmaceutical companies that provide Dario Mind to patients to address their comorbid stress, anxiety, and depression associated with their underlying medical condition. By addressing these symptoms, and providing imbedded psychoeducation about their condition, we have seen medication adherence rates increase by 10-20% over 6–12-month periods.

Bundled Full Suite Offering for Body and Mind

We offer the most comprehensive whole-person digital health offering in the market and can offer it as a bundled full-suite offering to employers and health plans where these customers can pay for the full bundle under any one of several revenue models such as PMPM, PEMPM, and milestone value-based. All clinical programs within this bundled offering operate under our medical governance and clinical oversight. This full suite bundle includes Dario Mind, Dario Health, and Dario Move. When pricing a bundle, we consider condition prevalence and the size of the eligible population, recognizing that the average member uses approximately 2.4 Dario programs at a time. As a result, we effectively charge for a single program while delivering more than twice the program value, with corresponding clinical improvements and downstream medical cost savings that directly delivers in-year return on Dario investment for the customer.

GLP-1 Opportunities with Employers and Pharmaceutical Companies

According to the Center for Disease Control, 41.9% of Americans meet the BMI level of 30 for an obesity diagnosis. In the past few years, pharmaceutical companies like Eli Lilly and Novo Nordisk have launched expensive, blockbuster GLP-1 drugs for patient who have been diagnosed as obese that have demonstrated the ability to decrease BMI by 10-20%. Due to the success of these drugs in decreasing BMI, there are now nearly 100 drugs in the pipeline among these two pharmaceutical companies and their competitors that address many of the side effects that these drugs have with regards to tolerability, fatigue, and muscle loss. Clinical appropriateness, tolerability, and patient safety guide our GLP-1 support strategy. GLP-1 therapies initially entered the market as self-injections, which created a barrier to use for patients who were reluctant to self-inject. However, the FDA’s December 2025 approval of Novo Nordisk’s once-daily oral Wegovy (semaglutide) has helped reduce this barrier. Research indicates that 26.2% of patients discontinue GLP-1s at 3 months, with an additional 30.8 doing so at 6 months, and 36.5% at 12 months; with only 25% remaining on the medication after two years. Once a patient discontinues use of the GLP-1, the typical patient regained two-thirds of their weight within one year. For this reason, employers are eager to have their employees engaged in an effective digital behavioral health program while they are on a GLP-1 that will increase their weight loss while on the medication and keep the weight off after discontinuation by helping the patient develop new, sustainable healthy habits and manage side effects. Along with offering behavior change support, Dario launched its first eligibility client and its adherence offering that balances cost controls with enhanced rigor around ensuring GLP-1 program participants complete behavior change activities most correlated to weight loss within its program to access initial GLP-1 prescriptions and in some cases to ensure ongoing adherence to program activities. Presently, an increasing number of our employer customers now subscribe to its GLP-1 offering, and we see this as an important growth engine in the future. We have also found interest among pharmaceutical companies in providing our GLP-1 solution to support patients on their medication in developing healthy habits to improve outcomes.

Dario Flywheel Integrates All These Growth Strategies

Our strategy is to integrate all these growth strategies into a united whole through its flywheel as diagramed below, which shows how its B2B and D2C strategies feed one another to create greater value as follows:

More B2B Clients: By getting more B2B customers it increases the number of users on the platform, which increases the data collected and used, increases the value to third-party and inhouse virtual clinical care networks, increases cross condition and cross client monetization, such as from behavior health to cardiometabolic health, which increases the average revenue per user.

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

Dario AI Creating a Hyper-personalized Digital Health Future

We are successfully integrating AI to enhance patient care, streamline operations, and drive continuous innovation on our whole-person digital health platform. Our mission has been to empower individuals with personalized, data-driven health solutions while continuously improving clinical outcomes and healthcare efficiency. AI has been instrumental in harnessing the power of data to deliver precise, proactive, and personalized care.

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

Data and AI as a Strategic Asset

We have built an extensive repository of health data over a cumulative 25 years. This wealth of information serves as a critical asset, fueling AI-driven insights that enhance decision-making, predict health risks, and optimize patient engagement. Our proprietary datasets span multiple health conditions, providing a unique foundation for developing advanced AI models tailored to real-world patient needs.

25 Years of Cumulative Experience, With Billions of Proprietary Data Points

Our AI capabilities are built upon a rich foundation of proprietary data and research, including:

●	Large available member datasets: Billions of data points from providing its products to over 5 million users over a cumulative 25 years.

●	Multi-condition focus: Addressing multiple therapeutic areas Cardiometabolic (diabetes, hypertension, weight management), Behavioral Health (stress, anxiety, depression), and musculoskeletal pain with over 75 million physical and behavioral health measurements collected through our medical devices and billions of data points through its applications.

●	Uniquely matched datasets: Enriched with metadata such as biomedical and behavioral, as well as location, nutrition, and other timely and relevant health information for deeper insights.

●	Extensive AI research: Over 8 years of AI advancements, including the development of large language models, conversational AI chatbot, and advanced machine learning and deep learning algorithms, delivering over 15 million behavioral health interventions and 25 million digital behavioral health virtual coaching interactions.

●	Direct access to claims data: Utilized on an anonymized basis in-house to train proprietary models for optimized care delivery and outcomes.

●	Open architecture: Enabling integration with client-provided care modalities, seamlessly connecting them to Dario’s digital care pathways.

Core AI

Capabilities and Applications

We deliver measurable commercial value by leveraging AI-driven personalization, human expertise, and connected devices to engage users and drive sustained behavior change across the conditions that matter most to its customers, including diabetes, hypertension, weight management, behavioral health, and musculoskeletal health.

We have developed, and made strategic technology acquisitions to enhance, a suite of AI-driven capabilities that leverage years of implementation experience and the Company’s native data assets to support personalized digital health solutions.

These capabilities are deployed across Dario’s platform and support member engagement, content delivery, clinical insights, and operational efficiency.

In the fourth quarter of 2025, we enhanced our digital health platform with DarioIQ, a proprietary AI layer that is intended to support more personalized and efficient member experiences across our solutions. DarioIQ has been initially introduced within our D2C offerings in order to evaluate safety, performance, and member response in a controlled environment before making the capability more broadly available to our B2B customers as an optional feature.

DarioIQ is designed as a clinically aligned, conversational layer that operates alongside our existing data- and experience-driven applications. The system is intended to interpret member data, surface relevant insights, and support more tailored guidance while working in coordination with our human-centered care model rather than replacing it. Over time, we expect DarioIQ to be integrated more deeply across our portfolio of chronic condition solutions as we validate additional use cases.

The DarioIQ platform incorporates multiple AI-driven components that are designed to deliver member-facing support, maintain engagement, and generate decision-support insights for our customers. These components are built on proprietary and curated healthcare-intelligent data assets and are developed within our existing privacy, security, and compliance framework, including processes intended to align with applicable healthcare data protection regulations.

Key elements of the DarioIQ architecture include:

●	Advisor – a member-facing component intended to provide personalized guidance and educational support based on an individual’s profile and interactions.
●	Sentinel – an engagement layer designed to identify appropriate moments for outreach and surface timely prompts to help maintain member participation.
●	Strategist – an analytics and decision-support layer that aggregates member-level information to generate insights and value measures for our customers.

In addition, we have developed DarioSHIFT, an operations initiative focused on using AI agents and tools and agentic AI capabilities to improve the efficiency and scalability of our business operations. DarioSHIFT is intended to support functions such as sales development, member services, software development and responses to requests for proposals by automating routine tasks, optimizing workflows and accelerating certain development activities.

DarioSHIFT has already successfully deployed several AI tools and is currently expanding deployment of AI agents across multiple use cases, including sales development representative optimization, member services optimization, developer tools and RFP response support. Early use cases have shown a positive impact on how AI agents take on repeatable, process-driven activities so that our teams can focus on higher value and more complex work. These early-stage learnings are intended to inform how we may redesign workflows, staffing models and support technology over time. In addition, we already have several agents in regular use with demonstrative impacts, particularly within software development workflows, such as an AI-enabled scrum master agent that evaluates user stories against defined quality criteria and surfaces recommendations automatically, which we believe will contribute to increased developer velocity and more efficient use of resources over time.

To help manage the risks associated with AI deployment, we are developing DarioSHIFT under the oversight of a Center of Excellence intended to promote safe, scalable and compliant implementation of AI capabilities across the organization. This governance model is designed to align AI-related initiatives with our existing data privacy, security, clinical quality and compliance frameworks, and to provide a structure through which new use cases can be evaluated before broader adoption. As with all forward-looking initiatives, there can be no assurance that DarioSHIFT will achieve its intended benefits, and we expect to continue iterating on its design as we gain additional experience.

On Dario’s AI Roadmap

Looking ahead to 2026, we plan to continue the rollout of DarioIQ through a phased, risk-managed roadmap. We expect to broaden availability within our D2C offerings, explore additional condition areas, and initiate targeted deployments with select employer and health plan customers, subject to ongoing evaluation of safety, performance, and customer needs. In parallel, we intend to refine DarioIQ’s capabilities, safeguards, and integration points across our platform as we gather additional operational experience, clinical and engagement data, and stakeholder feedback. We will also continue to mature DarioSHIFT with the meaningful usage and deployment of AI agents and tools and monitor the impact on operational costs and revenue ratios.

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

We see two primary dimensions emerging: economies of scale and economies of scope. The first dimension is an increased focus on ROI driving by economies of scale. Recent surveys of employer’s priorities indicate that they want digital health solutions that have much lower costs that can be broadly deployed among their populations and deliver much higher ROIs than they have accepted in the past. A 2:1 ROI is no longer adequate to meet the needs of employers and health plans. For this reason, we have leveraged our AI investments, superior user engagement, highly effective user behavior change, and access to virtual digital care and services to deliver the highest ROIs in the industry that generally exceed 5:1.  As AI capabilities become more broadly available, we believe the primary competitive differentiator will be the quality and proprietary depth of the underlying data - not the software layer itself. Our hardware-generated, longitudinal clinical dataset represents a structural advantage that pure software platforms cannot replicate through technology investment alone.

The second dimension is driven by economies of scope that increases simplicity by decreasing the number of digital health vendors that deliver an increasingly broad scope of digital health offerings. This simplifies contracting, reporting, value creation, access to users, and the creation of value for users, employers, and health plans.

With these two emerging value creation dimensions that are driving competitive advantage, we see the following companies as their primary competitors:

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

Behavioral Health Providers

Specialized mental health platforms like Spring Care, Inc., Lyra Health, Inc., Headspace, Inc., BetterHelp, Inc. (a division of Teladoc), Calm.com, Inc., and Talkspace, Inc., compete in the B2B behavioral health marketplace. All these companies primarily focus narrowly on behavioral health rather than multi-condition support.

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

Given this competitive landscape, we differentiate ourselves through our integrated whole-person health approach, AI and data-driven personalization, and commitment to user-centric design to deliver industry leading levels of sustained user engagement. Our focus on measurable outcomes and strong partnerships positions us as a leader in the digital health market that can deliver the economies of scale and scope that delivers the highest ROI and easiest delivery of its individual or bundled solutions.

Recent Developments

Strategic Review Following Multiple Unsolicited Inbound Expressions of Interest

On September 25, 2025, we announced that our board of directors has initiated a comprehensive strategic review to maximize shareholder value following multiple unsolicited inbound strategic inquiries from interested parties. In relation to this review, our board of directors has established a special committee (the "Special Committee") of independent directors and engaged Perella Weinberg Partners LP as financial advisor. The Special Committee will consider a full range of potential opportunities including a sale, merger, strategic business combination, or continued execution of our strategy.

Strategic Collaboration to Enhance Fall Risk Prevention and Mobility Insights

On October 6, 2025, we announced a strategic collaboration with OneStep, a FDA-listed digital health company that delivers clinical-grade gait and mobility analysis using only smartphones. The collaboration expands our multi-condition digital health platform with advanced fall-risk assessment and prevention capabilities designed to support high-risk populations, including individuals with obesity and Medicare Advantage members experiencing frailty and balance challenges.

Clinical Studies

Evidence Generation Strategy

Strategic Investment in Clinical Research

We have made sustained, strategic investments in clinical research and real-world evidence generation to support the validation, differentiation, and long-term value of its digital health platforms. Over the past eight years, the company has invested approximately $8 million in clinical studies and evidence development.

Scope and Breadth of the Evidence Base

We have built one of the most extensive evidence bases in digital health, spanning diabetes, cardiometabolic disease, weight management, musculoskeletal health, and behavioral health. The research portfolio includes over 100 publications, abstracts, and conference presentations across leading medical, scientific, and health-economics venues, such as American Diabetes Association (“ADA”), the Journal of Medical Internet Research (“JMIR”), Frontiers, Advanced Technologies And Treatments For Diabetes, and the International Society for Pharmacoeconomics and Outcomes Research (“ISPOR”). Studies encompass retrospective cohort analyses, pragmatic and quasi-experimental designs, randomized controlled trials, machine-learning–driven analyses, and claims-based economic evaluations conducted across employer, health plan, and life-sciences populations.

Real-World Evidence and Clinical Outcomes

A central pillar of the research strategy is real-world evidence generation, leveraging large-scale longitudinal data from the Company’s platforms to evaluate clinical effectiveness, engagement, and healthcare utilization in routine care settings. Across multiple real-world studies, use of the Dario digital diabetes and cardiometabolic solutions has been associated with clinically meaningful and sustained improvements in glycemic control, reductions in hypoglycemia events (including among older adults), improvements in blood pressure and weight, and favorable outcomes across diverse demographic and high-risk subpopulations. Claims-based analyses have also demonstrated associations with reductions in healthcare utilization and total cost of care in certain populations.

Multi-Condition Management and Specialized Programs

The evidence base extends beyond diabetes to include studies evaluating GLP-1 therapy support and weight management, emphasizing the role of behavioral engagement and personalization in adherence and durability of outcomes. In musculoskeletal health, peer-reviewed and conference studies demonstrate associations between posture and biofeedback technologies and reductions in pain, ergonomic risk, and functional impairment. In behavioral and mental health, randomized and real-world studies show improvements in stress, anxiety, depressive symptoms, wellbeing, and productivity, as well as favorable economic impact from payer and employer perspectives.

Advanced Analytics, Personalization, and Data-Driven Insights

Dario integrates advanced analytics and machine learning into its research and product development to personalize interventions, predict outcomes, and optimize care pathways at scale. Consumer and D2C data analyses further support employer and health plan value propositions and inform engagement and product strategy.

Independent Validation and Scientific Leadership

To enhance credibility and transparency, Dario periodically engages independent third-party evaluators and external partners to assess clinical and economic outcomes. Findings are disseminated through peer-reviewed journals and scientific conferences, reinforcing the Company’s scientific leadership and contribution to the digital health evidence base.

Notable Findings

Consistent with the Company’s evidence-generation strategy described above, Dario’s clinical and real-world evidence portfolio includes peer-reviewed publications and scientific presentations spanning the cardiometabolic, behavioral health, and musculoskeletal conditions addressed by our platform. The studies below represent a sample from our broader research portfolio and illustrate findings across clinical outcomes, healthcare utilization and economic impact, engagement and predictive analytics, and outcomes in behavioral health and musculoskeletal programs. Results reported in these studies represent associations observed in retrospective, observational, or pragmatic study designs, and outcomes vary by population, engagement level, and context.

Clinical Outcomes in Cardiometabolic Health

Impact of Digital Diabetes Solution on Glycemic Control in Adults with Type 2 Diabetes Mellitus in the United States—Retrospective Cohort Study (Sanofi; ADA 2023).

A retrospective cohort study comparing Dario Diabetes Solution (“DDS”) users with matched non-users receiving usual care demonstrated greater HbA1c improvement among DDS users at six months, including among individuals with higher baseline HbA1c levels. DDS users were more likely to achieve a ≥1% HbA1c reduction and showed greater improvements among individuals with baseline HbA1c greater than 9%.

Use of Digital Diabetes Solution and Risk of Severe Hypoglycemia in Adults with Type 2 Diabetes Mellitus—Retrospective Cohort Study (Sanofi; ADA 2023).

A related retrospective analysis in adults with uncontrolled type 2 diabetes reported that a greater proportion of DDS users achieved HbA1c levels below 8% compared with matched non-users, with no increased risk of severe hypoglycemia reported.

Digital Intervention Messages for High Blood Pressure (JMIR Cardio 2025).

A real-world retrospective study of 408 users evaluated targeted digital intervention messages for high blood pressure events. Users receiving the intervention experienced greater reductions in monthly average systolic blood pressure compared with a control group, with higher levels of lifestyle activity associated with greater improvements.

GLP-1 Adherence and Post-Discontinuation Outcomes (ADA 2025).

A study presented at the ADA evaluated the role of a digital health platform in supporting GLP-1 medication adherence and outcomes following treatment discontinuation. The Study showed that lifestyle-related digital engagement activities, including meal and physical activity logging, moderated reductions in monthly average blood glucose, and blood glucose and weight remained stable during the six months following treatment discontinuation.

Digital Health Intervention to Improve Influenza Vaccination Awareness Among Adults with Diabetes—Pragmatic Randomized Study (JMIR 2025).

This pragmatic randomized study evaluated a digital intervention designed to improve awareness of influenza vaccination among adults with diabetes and demonstrated the potential of targeted digital messaging to support preventive care behaviors in real-world populations.

Healthcare Utilization and Economic Outcomes

Comparison of Healthcare Resource Utilization Between Digital Diabetes Solution Users and Non-Users—12-Month Retrospective Cohort Study (Sanofi; ISPOR 2023).

This claims-based analysis reported lower inpatient hospitalization rates and lower overall healthcare resource utilization among DDS users over a 12-month period, while emergency department visit rates were reported as similar between groups.

Observational Medical Cost Analysis in Employer Populations (ISPOR 2025).

An observational analysis presented at the ISPOR conference evaluated medical cost outcomes among an employer population participating in the platform. The study reported reductions in total medical and inpatient costs on a per-member-per-month basis, with the largest reductions observed among individuals with multiple cardiometabolic conditions.

Engagement, Personalization, and Predictive Analytics

Predictive Modeling Using Clinical Biomarkers (ADA 2025).

This study described a machine learning–based predictive model integrating digital behavioral data with clinical biomarkers to support personalized diabetes management. Predictive variables included blood glucose patterns, measurement frequency, step count, and food and activity tracking, demonstrating the potential of combining behavioral and clinical data to forecast future glycemic outcomes.

Machine Learning Decision Trees for Glycemic Response Stratification (ADA 2025).

Machine learning decision trees were used to identify glycemic response patterns among individuals with type 2 diabetes. The model stratified users by insulin use and years since diagnosis, with stronger early improvements observed among individuals with higher engagement in glucose monitoring.

Machine Learning and Demographic Factors in Blood Glucose Management (ADA 2025).

This analysis examined demographic influences on blood glucose outcomes within the digital platform. Age was identified as a key factor influencing glucose variability, while gender, BMI, and ethnicity did not significantly moderate outcomes. Members over age 60 demonstrated increased engagement in lifestyle activity tracking during early program participation.

Additional Outcomes in Behavioral Health and Musculoskeletal Care

Digital Therapeutics for Depression and Anxiety—Real-World Outcomes (JMIR 2023).

A retrospective real-world analysis reported significant reductions in depression and anxiety symptoms during early engagement with a digital therapeutic program, with improvements maintained over time. Coaching interactions and breathing exercises were associated with enhanced outcomes in specific symptom domains.

Posture Biofeedback Training for Back Pain—Retrospective Cohort Study (Frontiers in Physiology 2022).

A real-world evidence study of posture biofeedback training demonstrated substantial reductions in back pain over an eight-week period, with a majority of participants achieving clinically meaningful improvement.

Government Regulation

The following is an overview of the regulatory authorities in the jurisdictions we operate in.

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

Premarket Approval. The PMA process is more demanding than the 510(k) and De Novo classification processes. For a PMA, the manufacturer must demonstrate through extensive data, including data from nonclinical studies and one or more clinical trials, that the device is safe and effective for its proposed indication. The PMA application must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review and determine whether the proposed device can be approved for commercialization, although in practice, PMA reviews often take significantly longer, and it can take up to several years for the FDA to issue a final decision. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the QSR.

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

The FDA issued a Final Rule on February 2, 2024, describing amendments to harmonize the QSR with the 2016 edition of the International Organization for Standardization publication Medical Devices: Quality management systems—Requirements for regulatory purposes (ISO 13485:2016), which became effective on February 2, 2026. The harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016. However, device manufacturers will likely need to revise certain quality system procedures to ensure compliance with the harmonized regulations and any failure to make such revisions or adapt to the harmonized regulations, once they become effective, may result in observations of noncompliance during facility inspections by the FDA or comparable regulatory authorities.

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

For example, the European Union (“EU”) has adopted specific directives and subsequently regulations regulating the design, manufacture, clinical investigations, labeling, conformity assessment, post-market surveillance and vigilance reporting for medical devices.  The EU rules described below are generally applicable in the European Economic Area (“EEA”). Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements.

The EU presently requires that all medical products be certified to meet the EU’s safety and performance requirements for such products and bear a CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness.  Prior to May 26, 2021, all medical devices placed on the EU market had to meet the relevant essential requirements laid down in Council Directive 93/42/EEC, or the Medical Device Directive (“MDD”), and if applicable, the Council Directive 90/385/EEC, or the Active Implantable Medical Device Directive (“AIMDD”), or for in vitro diagnostic devices, Council Directive 98/79/EC, or the In Vitro Diagnostic Directive (“IVDD”).  Active Implantable Medical Device (“AIMD”) are defined as medical devices that rely on a source of electrical energy or any source of power other than that generated by the body, which are totally or partially introduced, either surgically or medically, into the human body and intended to remain after the procedure.

On May 26, 2021, the Medical Devices Regulation, EU 2017/745, (“MDR”) became effective, repealing and replacing the MDD and the AIMDD. The MDR is directly applicable in all EU member states.  The MDR changed several aspects of the regulatory framework for medical device marketing in Europe in order to increase regulatory oversight of all medical devices marketed in the EU (which, in turn, increased the costs, time and requirements to place innovative or high-risk medical devices on the European market).  The MDR among other things (i) strengthens the rules on placing devices on the market and reinforces post-market surveillance; (ii) establishes explicit provisions on a manufacturer’s responsibilities for the follow-up of the quality, performance and safety; (iii) improves the traceability of medical devices through a unique identification number; and (iv) sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU.

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

To demonstrate compliance with the General Safety and Performance Requirements (“GSPRs”) set forth in the MDR, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification.  Conformity assessment procedures require an assessment of the technical documentation, including the device description, the design stages, the manufacturing process, available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed.  Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the GSPRs (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body.  Notified Bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market.  A Notified Body typically audits and examines a product’s technical dossiers and the manufacturer’s quality management system (which must, in particular, comply with ISO 13485).  If satisfied that the AIMD or other medical device conforms to the relevant GSPRs, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity.  The manufacturer may then apply the CE-Mark to the device, allowing the device to be legally marketed throughout the EU.

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

In May 2022, the IVDD was replaced by the In Vitro Diagnostic Device Regulation, EU 2017/746, (“IVDR”) and given a 5-year transition period until its full implementation on May 26, 2022. Unlike the IVDD, the IVDR has binding legal force throughout every EU member state. The major goal of the IVDR was to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR, IVDs are subject to additional legal regulatory requirements. Among other things, the IVDR introduces a new risk-based classification system and requirements for conformity assessments. Under the IVDR and subsequent amendments, IVDs already certified by a Notified Body under the IVDD may remain on the market until May 26, 2025, and IVDs certified without the involvement of a Notified Body may be placed on, or remain in, the market for up to three additional years (until May 26, 2028) depending on the classification of the IVD. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. In addition, the IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

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

Clinical Trials

Clinical trials are almost always required to support PMA applications and are sometimes required to support 510(k) and De Novo classification submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s good clinical practice (“GCP”), regulations, including the investigational device exemption (“IDE”) regulations that govern investigational device labeling, prohibit promotion of investigational devices, and specify recordkeeping, reporting and monitoring responsibilities of trial sponsors and investigators.  If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies.  A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a patient.  An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that the device has a safety profile appropriate for human testing and that the trial protocol is scientifically sound.  The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA expressly approves or denies the application in writing or notifies the sponsor that the investigation is on hold and may not begin until the sponsor provides supplemental information about the investigation that satisfies the agency’s concerns.  If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the trial, the FDA may permit a clinical trial to proceed under a conditional approval or the sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.  In addition, the trial must be approved by, and conducted under the oversight of, an institutional review board (“IRB”), for each clinical site.  If the device presents a non-significant risk to the patient according to criteria established by FDA as part of the IDE regulations, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate authorization from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

As part of its clinical trial oversight responsibilities, an IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations.  Information about certain clinical studies, including details of the protocol and eventually trial results, also must be submitted within specific timeframes to the National Institutes of Health (“NIH”), for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial.  Sponsors are also obligated to disclose the results of their clinical studies after completion.  Disclosure of the results of these studies can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.  The U.S. Department of Health and Human Services’ Final Rule and NIH’s corresponding policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and more frequently if unanticipated serious adverse events, occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk.  Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the investigational product has been associated with unexpected serious harm to patients.

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

In order to maintain the right to affix the CE Mark to sell medical devices in the European Union, periodic surveillance audits of the company premises and, if needed, at major subcontractors’ premises must be carried out by a

Notified Body. In addition, all manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions (“FSCAs”), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market.  A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect that directly or indirectly led, might have led or might lead to death, temporary or permanent serious deterioration of health state, or a serious public health threat. An FSCA can include the withdrawal of the device from the market, or a recall thereof.  FSCAs must be communicated by the manufacturer or its legal representative to the users of the device through Field Safety Notices.

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

Federal Trade Commission Regulatory Oversight

Our advertising for our products in the United States is subject to federal truth-in-advertising laws enforced by the Federal Trade Commission (“FTC”), as well as comparable state consumer protection laws.  Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce.  The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution.

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

Other U.S. Healthcare Laws and Regulations

We must comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

●	The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”) or federal civil money penalties statute;
●	The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
●	The Civil Monetary Penalties Law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	The federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Center for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, such physicians, non-physician

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

U.S. and European Data Security and Data Privacy Laws

HIPAA’s administrative simplification provisions established comprehensive U.S. federal standards for the privacy and security of health information. In 2009, Congress enacted Subtitle D of the HITECH provisions of the American Recovery and Reinvestment Act of 2009, which expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically, which are referred to collectively as Covered Entities, as well as individuals or entities that perform services for Covered Entities involving the use, or disclosure of, individually identifiable health information or protected health information (“PHI”) under HIPAA. Such service providers are called "Business Associates." Under HIPAA, as amended by the HITECH Act, HHS has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates. HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing.  Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.

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

Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including a downstream Business associate, as determined according to the federal common law of agency.  Civil penalties are adjusted for inflation on an annual basis and can exceed one million dollars per year for failure to comply with a HIPAA requirement. A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face criminal penalties (including fines and imprisonment), which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm.  Covered Entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.

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

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI.  These laws overlap with HIPAA and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  The State of California, for example, has implemented comprehensive laws and regulations. The California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. The California Consumer Privacy Act of 2018 (“CCPA”) went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information.  It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches which has led to an increase in data breach litigation.  Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context.  Further, the California Privacy Rights Act (“CPRA”) went into effect January 1, 2023, amending the CCPA.  The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to all human resources personal information of California-based employees.  It also created a new regulatory entity, the California Privacy Protection Agency data protection agency, which is authorized to issue substantive regulations under the CPRA and is expected to result in increased privacy and information security enforcement.  Other states have implemented similar laws protecting identifiable health and personal information, and most such laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018.  The General Data Protection Regulation (“GDPR”) applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of our total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime.  In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance measures.  Noncompliance could result in the imposition of fines, penalties, data lockup or orders to stop noncompliant activities.

We could also be subject to evolving European Union laws on data export, for transfers of data outside the European Union to themselves, group companies or third parties. The GDPR only permits exports of data outside the European Union to jurisdictions that ensure an adequate level of data protection.  The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) called into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidated the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States.  However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data.  The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision by the CJEU. The European Commission will continually review developments in the United States along with its adequacy decision.  Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict.  Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make.  This could lead to the loss of current or prospective customers or other business relationships.

Intellectual Property

Granted Patents

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

On May 1, 2014, we announced the receipt of a U.S. Notice of Allowance for a key patent relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smartphone via the audio jack port. This patent was issued as U.S. Patent No. 8,797,180 in August 2014, and in August 2015, we received U.S. patent (No. 9,125,549) that broadened our registered patent No. 8,797,180 to include testing of other bodily fluids through an audio jack connection. We believe these early patents represent critical intellectual property recognition and a significant initial validation of our intellectual property efforts. An additional corresponding patent was granted in Israel in April 2016.

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

As a result of our acquisition of Twill, we have acquired the following patents:

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

On October 10, 2023, the United States Patent Office issued Patent No. US 11,779,270 B2 titled “SYSTEMS AND METHODS FOR TRAINING ARTIFICIALLY-INTELLIGENT CLASSIFIER”. The abstract contained in the patent award describes the patent as “A computing system/method for enabling a user to improve, via training, a system designed to increase the emotional and/or physical well-being of persons or designed for other purposes. The system/method includes retrieving a user response from a dialogue database, the user response having already labeled thereto an assigned class having a highest confidence score, the confidence score indicating degree of confidence that context of the retrieved user response is of the assigned class, displaying, the assigned class, along with other classes each having a respective lower confidence score, and receiving an indication of validity of the assigned class. The system/method further includes retrieving of a pair of sequential user response and follow-up prompt from the database, displaying user-selectable ratings, each rating designating a respectively different quality to the follow-up prompt, receiving selection of a rating and a related comment, and associating the selection and the comment to the follow-up prompt.

Design patents

To further protect our market distinction and branding for the Dario Blood Glucose Monitoring System, three U.S. Design Applications have been filed and granted covering: D706935, the glucose meter; D7066934, the cartridge; and D706933, connection dongle.

As a result of our acquisition of Upright, we have acquired the following two design patents: D852656, the Upright wearable device, and D958784, the wearable posture detection device.

Trademarks

We have filed several families of trademark applications covering the “Dario” name (wordmark), the Dario name and logo, the Dario logo alone, the DARIO-LITE wordmark, the LABSTYLE INNOVATIONS wordmark, the DARIOHEALTH wordmark, and the DARIOHEALTH logo.  In particular, DARIO (word mark, name and logo), is registered in the United States, China, the EU, Canada, Hong Kong, Australia, Brazil, and is also registered as a WO (WIPO registration). DARIOHEALTH, is registered in the United States, China, the EU, Canada, Hong Kong, Australia, Brazil, Israel, Japan, India, and is also registered as a WO. DARIO-LITE, is registered in the United States, Brazil, and

Chile. DARIO MOVE, DARIO ELEVATE, DARIO CONNECT, DARIO MIND, DARIO LC, DARIO EVOLVE, DARIO ONE, are registered in the United States. DARIO ENGAGE is registered in the EU.

As a result of our acquisition of Upright, we have acquired the following trademarks: UPRIGHT, UPRIGHT GO, are registered in the Unites States, China, England, and the EU. UPRIGHT GO 2 is registered in the Unites States.

As a result of our acquisition of Twill, we have acquired the following trademarks: HAPPIFY, is registered in the United States, China, England, the EU, India, and as a WO. TWILL, is registered in China, England, the EU, India, Australia, Brazil, Canada, Japan and as a WO. ASPIRO, is registered in China, England, the EU, India, Australia, Brazil, Canada, Japan, and as a WO. THERAPEUTIC MEDIA and Circular Design (Talk Bubble Design), are registered in the United States.

Patent Applications

On June 17, 2021, PCT/IL2021/050739 was filed for the WO, titled POSTURE DETECTION DEVICE AND SYSTEM.

On December 8, 2021, patent application 2022/0181004 was filed in the United States Patent office. Titled “CUSTOMIZABLE THERAPY SYSTEM AND PROCESS”,

On October 12, 2022, patent application 2023/0111078 was filed in the United States Patent office. Titled “DISTRIBUTED NETWORK FOR MODIFIABLE INTERACTIVE SESSIONS AND ADHERENCE ENHANCEMENT THEREOF ”.

On October 12, 2022, patent application 2023/0112522 was filed in the United States Patent office. Titled “PHARMACEUTICAL ADMINISTRATION TRACKING AND TREATMENT COMPLIANCE SYSTEM”.

On October 12, 2022, patent application 20230112908 was filed in the United States Patent office. Titled “Modifiable pharmaceutical protocol for migraine treatment and assessment of drug efficacy thereof”.

On January 26, 2022, patent application 2022/0237709 was filed in the United States Patent office. Titled “SENSOR TRACKING BASED PATIENT SOCIAL CONTENT SYSTEM”.

On April 19, 2023, patent application 20230260423 was filed in the United States Patent office. Titled “Systems and methods for managing dynamic user interactions with online services for enhancing mental health of users”.

On August 15, 2023, patent application 20230385555 was filed in the United States Patent office. Titled “Systems and methods for dynamic user interaction for improving mental health”.

Other intangible assets

As the number of our users grows, an ever-growing amount of data is being collected from patients, including their blood sugar levels, meal compositions, routines, physical exercise (intensity and duration) as well as many other factors, and lately also blood pressure data, which are all useful for creating meaningful correlations between these factors and insulin use.  We expect that this database will be highly valuable and may be capitalized in many ways. The accumulation of this type of know-how and related algorithms are protected as trade secrets using specialized confidentiality protocols.

Employees

As of March 11, 2026, we had 160 full-time employees and five part-time employees. We have employment agreements with our four executive officers. See “Management – Employment Agreements.”

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

According to our management’s estimates, based on our current cash on hand and further based on our budget and the assumption related to our commercial sales, we believe that we will have sufficient resources to continue our activities for at least a period of twelve months from the date of the issuance of this 10K.

Since we might be unable to generate sufficient revenue or cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations. We may also need additional funding for developing products and services, increasing our sales and marketing capabilities, and promoting brand identity, as well as for working capital requirements and other operating and general corporate purposes. Moreover, the regulatory compliance that comes with being a publicly registered company incurs significant costs.

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

Debt financing obtained by us involves agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt. This increases our expenses and requires that our assets be provided as security for such debt. Debt financing must be repaid regardless of our operating results. We currently have a credit facility in place, of which $32.5 million was made available in April 2025. However, there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and our financial condition may be materially adversely affected. As of December 31, 2025, we have drawn down $32.5 million of the credit facility.

If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us.

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

Since our inception, we have engaged primarily in research and development activities and in 2015 entered the commercialization stage. We have financed our operations primarily through private placements, public offerings of common stock and certain credit facilities, and have incurred losses in each year since inception including net losses of $41,714,000 and $42,747,000 in 2025 and 2024, respectively. Our accumulated deficit as of December 31, 2025 was approximately $452,078,000. We do not know whether or when we will become profitable. Our ability to achieve profitability depends on, among other things, our ability to grow our contracted member base, expand utilization among existing customers, retain and renew contracts, manage operating expenses. There can be no assurance that we will achieve or sustain profitability.

Our indebtedness under the Callodine loan facility subjects us to financial covenants and other restrictions that could adversely affect our liquidity, operational flexibility and financial condition.

In April 2025, we entered into a credit facility with Callodine Commercial Finance, LLC (“Callodine”) providing for borrowings of up to $50.0 million, of which $32.5 million was funded at closing. In November 2025, we entered into an amendment to the facility that, among other things, reset certain financial covenants, waived financial covenant testing for the second and third quarters of 2025, modified liquidity requirements to include a $10.0 million minimum consolidated unencumbered liquid assets covenant, imposed enhanced reporting obligations under certain liquidity thresholds, increased the exit fee and clarified that a portion of the remaining availability under the facility is uncommitted and subject to the lenders’ discretion.

Our ability to access the remaining availability under the facility is subject to the achievement of specified revenue thresholds and other conditions. The credit agreement contains financial and operational covenants and other restrictions that may limit our ability to incur additional indebtedness, grant liens, make investments, or engage in certain strategic transactions. If we fail to comply with the covenants or other requirements under the loan facility, or if our operating performance does not meet required thresholds, the lenders could declare an event of default and accelerate repayment of outstanding amounts, which could materially adversely affect our liquidity and financial condition. There can be no assurance that we would be able to obtain additional waivers, amendments or refinancing on acceptable terms, or at all.

In addition, the facility includes warrant coverage and a conversion feature that may result in dilution to our stockholders. Our ability to service our indebtedness and comply with the terms of the credit agreement depends on our future operating performance and our ability to generate sufficient cash flow, which are subject to economic, competitive, regulatory and other factors beyond our control.

Risks Related to Our Business

There is no assurance that our digital health engagement platform will succeed or achieve broad adoption by healthcare providers, employers, health plans or other enterprise customers.

Our product offering consists of our digital health engagement platform, which is designed to provide digital health solutions across cardiometabolic and behavioral health conditions, through which we digitally engage users, assist them in monitoring chronic conditions and provide coaching, support, digital communications, connected devices, data analytics and alerts. We primarily generate revenue under a Business-to-Business-to-Consumer (“B2B2C”) model by contracting with employers, health plans and other enterprise customers, who in turn make our solutions available to their eligible members.

While we have entered into agreements with employers and health plans in the United States, enterprise adoption of digital health solutions is subject to lengthy sales cycles, budget constraints, procurement processes, clinical validation requirements and competitive evaluations. In addition, even where contracts are executed, revenue realization depends on member eligibility, enrollment rates, engagement levels, utilization and contract renewals, all of which are outside our direct control.

Accordingly, the success of our platform depends on our ability to attract new enterprise customers, retain and expand existing customer relationships, demonstrate clinical and economic value, and achieve sufficient enrollment and sustained utilization by members. We cannot assure that prospective customers will adopt our platform, that existing customers will renew or expand their contracts, or that eligible members will enroll in or continue to use our solutions at anticipated levels. If adoption, enrollment, engagement or renewal rates are lower than expected, or if customers reduce the scope of their agreements, our revenue growth may be adversely affected, and our business, financial condition and operating results could be materially and adversely impacted.

We cannot accurately predict the volume or timing of any future sales, making the timing of any revenues difficult to predict.

We are often faced with lengthy customer evaluation and approval processes associated with the adoption of our digital health engagement platform. Consequently, we incur substantial expenses and devote significant management effort and expense to developing customer adoption of our platform which may not result in revenue generation. We must also obtain regulatory approvals of Dario in certain jurisdictions as well as approval for insurance reimbursement in order to initiate sales of Dario, each of which is subject to risk and potential delays, and neither of which may actually occur. As such, we cannot accurately predict the volume or timing of any future sales.

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

We are dependent upon third-party manufacturers and suppliers, making us vulnerable to supply shortages and problems and price fluctuations, which could harm our business.

We do not own or operate manufacturing facilities for commercial production of our products, and we lack the resources and the capability to manufacture our products on a commercial scale. Therefore, we rely on a limited number of suppliers who manufacture and assemble certain components of our products. Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

●	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
●	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;
●	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;
●	our suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of our products or cause delays in shipment;
●	we may have difficulty locating and qualifying alternative suppliers;
●	switching components or suppliers may require product redesign and possibly submission to FDA, European Economic Area Notified Bodies, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
●	one or more of our sole- or single-source suppliers may be unwilling or unable to supply components of our products;
●	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
●	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and

●	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

In several of our principal target markets, we utilize online and digital marketing in order to create awareness of Dario and our products. Our management believes that using online advertisement through affiliate networks and a variety of other pay-for-performance methods is superior for marketing and generating sales of our products rather than utilizing traditional, expensive retail channels. However, there is a risk that our marketing strategy could fail. Because we use non-traditional retail sales tools and rely on healthcare providers to educate our customers about our products, we cannot predict the level of success, if any, that we may achieve by marketing our products via the Internet. The failure of our online marketing efforts would significantly and negatively impact our ability to generate sales.

Our Dario applications, which are a key to our business model, are currently available on the Apple App Store and the Google Play Store. If we are unable to achieve or maintain a good relationship with each of Apple and Google or similar platforms, or if the Apple App Store or the Google Play Store or any other applicable platform, which we may use in the future, become unavailable for any prolonged period of time, our business will be negatively impacted.

A key component of our available solutions are iPhone or Android applications, which include tools to help our customers and users manage their conditions. These applications are compatible with Apple’s iOS and with Google’s Android platforms and may in the future become compatible via additional platforms. If we are unable to make our Dario applications compatible with these platforms, or if there is any deterioration in our relationship with either Apple or Google or others platforms we may offer our applications on, our business would be materially harmed.

We are subject to each of Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution, and operation of applications on their respective stores. Each of Apple and Google has broad discretion to change its standard terms and conditions, including changes which could require us to pay to have our Dario applications available for downloading. In addition, these standard terms and conditions can be vague and subject to changing interpretations by Apple or Google. We may not receive any advance notice of such changes. In addition, each of Apple and Google has the right to prohibit a developer from distributing its applications on its store if the developer violates its standard terms and conditions. In the event that either Apple or Google ever determines that we are in violation of their standard terms and conditions, including by a new interpretation, and prohibits us from distributing our Dario applications on their store, it would materially harm our business.

Additionally, we will rely on the continued function of the Apple App Store and the Google Play Store as digital stores where our Dario applications may be obtained. There have been occasions in the past when these digital stores were unavailable for short periods of time or where there have been issues with the in-app purchasing functionality within the store. In the event that either the Apple App Store or the Google Play Store is unavailable or if in-app purchasing functionality within the stores is non-operational for a prolonged period of time, it would have a material adverse effect on the ability of our customers to secure the Dario applications, which would materially harm our business.

Our dependence on SaaS business model, third-party services and network infrastructure could adversely affect our business and results of operations.

Our business depends on the performance, availability, scalability and correct pricing of our SaaS offerings and related third-party and internal SaaS infrastructure, and any disruption, misalignment of pricing or demand, or revenue recognition impacts associated with our SaaS model could adversely affect our business, financial condition and results of operations.

We rely heavily on subscription-based SaaS offerings for a substantial portion of our revenue growth, and this model depends on achieving economies of scale because the initial upfront investments in infrastructure, implementation and customer acquisition are significant while associated revenues are recognized on a ratable basis over the subscription term. If we fail to achieve appropriate economies of scale, or if we fail to anticipate or manage the evolution of SaaS pricing and packaging or customer demand for our SaaS solutions, our revenues, margins and overall operating results could be adversely affected.

In addition, our reported results may fluctuate due to the timing of revenue recognition under our SaaS delivery model. SaaS revenues are generally recognized ratably over the life of the subscription or at engagement, and a meaningful portion of such revenues consists of the recognition of deferred revenues from prior periods. As a result, a decline in new or renewed subscriptions in any period may not be immediately reflected in our financial results for that period, but may lead to lower revenues and operating income in future periods. If our assumptions regarding customer adoption, renewal rates, usage patterns, or other inputs to our SaaS model prove incorrect, our actual results may differ materially from our expectations.

Our SaaS offerings also depend on both third-party hosted applications that support critical aspects of our operations - such as platform delivery, enterprise resource planning, customer relationship management, billing, project management, accounting and financial reporting - and on our own SaaS network infrastructure and data centers, which are vulnerable to damage, failure and disruption. These systems and facilities could be affected by human error, telecommunications failures or outages (including from third-party providers), computer viruses or cyber-attacks, break-ins or other security incidents, acts of terrorism, sabotage or vandalism, natural disasters, power loss and other unforeseen events. Any extended outage, degradation in performance, security breach or loss of data, or the unavailability of such services on commercially reasonable terms could interrupt or impair our ability to deliver our solutions, process and report financial information, manage sales and support functions, or otherwise operate our business. Such events could damage our reputation, require us to provide service credits or refunds, increase our costs, delay or prevent us from gaining new or additional business from existing customers, or cause customers to reduce or terminate their use of our solutions, any of which could adversely affect our business, financial condition and results of operations.

Our products are subject to technological changes which may impact their use.

Our Dario Blood Glucose Monitoring System is currently designed to be plugged into the Lightning jack for Apple devices or the USB-C jack for other mobile devices. As a result, our products are subject to future technological changes to mobile devices that may occur in the future. If we are unable to modify our products to keep pace with such technological changes, it would have a material adverse effect on the ability of our customers to use our products, which would materially harm our business.

As we conduct business internationally, we are susceptible to risks associated with international relationships.

Outside of the United States, we operate our business internationally, presently in Israel and India and offer our products in Europe,  Canada, and Mexico. The international operation of our business requires significant management attention, which could negatively affect our business if it diverts their attention from their other responsibilities. In the event that we are unable to manage the complications associated with international operations, our business prospects could be materially and adversely affected. In addition, ongoing geopolitical tensions and conflicts, including the Russia-Ukraine conflict and other regional conflicts, have resulted in sanctions, export controls, supply chain disruptions, and economic uncertainty in certain markets. For example, the United States, the European Union and other jurisdictions have imposed sanctions against certain Russian and Belarusian individuals and entities. Such geopolitical developments and related sanctions or trade restrictions may adversely affect economic and political stability in certain regions, including Europe, which could negatively impact our business, including our revenue, profitability, cash flows and operations. In addition, doing business with foreign customers subjects us to additional risks that we do not generally face in the United States. These risks and uncertainties include:

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

Because we expect to conduct a material portion of our business outside of the United States but report our financial results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations will be exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. Dollars upon consolidation. Specifically, the U.S. Dollar costs of our operations in Israel and India are influenced by any movements in the currency exchange rate of the New Israeli Shekel (“NIS”) and Indian Rupee, respectively. Such movements in the currency exchange rate may have a negative effect on our financial results. If the U.S. Dollar weakens against foreign currencies, the translation of these foreign currencies denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. Dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from our or the capital market’s expectations.

Changes in U.S. laws or policies, including trade policies and tariffs, could adversely affect our business and results of operations.

Changes in U.S. laws and policies, including those relating to international trade, tariffs, foreign affairs and healthcare regulation, could adversely affect our business, financial condition and results of operations. Certain components of our solutions, including connected health devices and related materials, are sourced or manufactured outside the United States. As a result, tariffs, trade restrictions or other changes in trade policy could increase our costs, disrupt our supply chain, delay product availability or require modifications to our sourcing and logistics strategies.

In addition, evolving trade policies and geopolitical developments may create uncertainty in global markets and supply chains. The extent and duration of any such policies, and their impact on our business and financial results, remain uncertain.

Non-U.S. governments often impose strict price controls, which may adversely affect our future profitability.

We market our products in both the U.S. and in non-U.S. jurisdictions and we may seek approval to market our products and any future product in additional jurisdictions. We are subject to rules and regulations in those jurisdictions relating to our products. In some countries, particularly countries of the European Union, each of which has developed its own rules and regulations, pricing may be subject to governmental control under certain circumstances. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a medical device candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of our product to other available products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Our Dario platform and associated business processes may contain undetected errors, which could limit our ability to provide our services and diminish the attractiveness of our service offerings.

The Dario platform may contain undetected errors, defects or bugs. As a result, our customers or end users may experience errors or defects in our products, software or the systems we design, or the products or systems incorporating our designs and intellectual property may not operate as expected. We may discover significant errors or defects in the future that we may not be able to fix. Our inability to fix any of those errors could limit our ability to provide our products, impair the reputation of our brand and diminish the attractiveness of our product offerings to our customers.

In addition, we may utilize third-party technology or components in our products, and we rely on those third parties to provide support services to us. Failure of those third parties to provide necessary support services could  have a significant negative impact on our business.

Our future performance will depend on the continued engagement of key members of our management team.

Our future performance depends largely on the continued services of members of our current management including, in particular, Erez Raphael, our Chief Executive Officer and a member of our Board of Directors, Steven Nelson, our Chief Commercial Officer and President, and Chen Franco-Yehuda, our Chief Financial Officer, Treasurer and Secretary. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations, and prospects.

If we are unable to attract and retain highly skilled managerial, scientific and technical personnel, we may not be able to implement our business model successfully.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will continue to depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently do, and such higher compensation payments would have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense and we cannot assure that we will be able to recruit and retain such personnel. We may not be able to hire or retain the necessary personnel to continue implementing our business strategy. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

Our strategic review process may not result in a transaction and may create additional risks and uncertainties for our business.

In September 2025, we announced that our Board of Directors is conducting a strategic review of alternatives to maximize shareholder value, following multiple unsolicited inbound expressions of interest.  In relation to this review, our Board of Directors established the Special Committee of independent directors and engaged Perella Weinberg Partners as our financial advisor to assist with this process. There can be no assurance that this strategic review  process will result in the execution of a definitive agreement for any transaction, or that we will pursue or complete any particular strategic alternative. The timing, structure, scope and outcome of the strategic review process are uncertain, and our Board of Directors may determine at any time to suspend, modify or terminate the process.

The strategic review process may also be disruptive to our business operations. The attention of our management team and other employees may be diverted from day-to-day operations and the execution of our business strategy while the review process is ongoing. In addition, uncertainty regarding the outcome of the process may adversely affect our ability to attract, retain and motivate key employees, including members of management and technical personnel who are critical to our operations.

Uncertainty surrounding the strategic review may also cause our customers, partners, suppliers and other business counterparties to delay, defer or reconsider their business relationships with us, which could negatively affect our revenue, operating results and growth prospects. In addition, the process may result in the incurrence of substantial costs, including advisory, legal and other professional fees, regardless of whether any transaction is ultimately completed.

Even if a definitive agreement is executed in connection with the strategic review process, the consummation of such a transaction would be subject to various closing conditions, including stockholder approval, which may not be obtained. If a proposed transaction is not approved by our stockholders or otherwise fails to close, our stock price may decline, we may experience increased volatility in our stock price and we might incur substantial costs and management distraction without realizing any benefits.

Our outcomes-based contracts and reimbursement arrangements may not achieve expected results and may expose us to financial and operational risks.

We enter into outcomes-based agreements with certain customers and payers that include performance guarantees, claims-based billing, or other arrangements in which reimbursement or payment is tied to specific clinical or economic outcomes. These arrangements expose us to the risk that we may not achieve, accurately measure, or be able to verify the expected outcomes, including cost savings, improvements in patient health, or return on investment. If we fail to meet the specified outcomes, we may be required to provide financial concessions, rebates, or other remedies under the terms of the agreements. Any such events could materially adversely affect our business, financial condition, results of operations, and cash flows.

Furthermore, because many of our contracts emphasize projected savings or ROI, the presentation of these results in our business section should not be interpreted as a guarantee of future performance. Actual outcomes may differ materially from projections, and our ability to deliver such outcomes depends on multiple factors, including patient adherence, provider engagement, regulatory approvals, and third-party payer practices.

Risks Related to Product Development and Regulatory Approval

The regulatory clearance process which we must navigate is expensive, time-consuming, and uncertain and may prevent us from obtaining clearance for the commercialization of our current or any future product.

We are not permitted to market our medical device products in any jurisdiction until we receive marketing authorization from the applicable regulatory authority. To date, we have received regulatory authorization in Australia, Canada, Israel and the United States.

The research, design, testing, manufacturing, labeling, selling, marketing and distribution of medical devices are subject to extensive regulation by the FDA and non-U.S. regulatory authorities, which regulations differ from country to country.  In particular, marketing authorization requirements vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA clearance or other marketing authorization. Obtaining authorization for a device in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory authorization in one country may negatively impact the regulatory process in others.  There can be no assurance that even after such time and expenditures, we will be able to obtain necessary regulatory approvals for clinical trials or for the manufacturing or marketing of any products.  In addition, during the regulatory process, other companies may develop other technologies with the same intended use as our products.  Significant delays in receiving, or the failure to receive, marketing authorization for our new products would have an adverse effect on our ability to expand our business.

We are also subject to numerous post-marketing regulatory requirements, which include quality management system regulations, labeling regulations and medical device reporting regulations. Specifically, the medical device reporting regulations require us to report to different regulatory agencies if our device causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us, or various regulatory authorities may take other actions that could prevent or delay authorization of our products under development or impact our ability to gain authorization for modifications to our currently approved or cleared products in a timely manner. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by regulatory agencies, which may include, among others, any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
●	customer notification, or orders for repair, replacement or refunds;
●	voluntary or mandatory recall or seizure of our current or future products;
●	imposing operating restrictions, suspension or shutdown of production;
●	refusing our requests for marketing authorization of new products, new intended uses or modifications to our current or future products;
●	suspending or withdrawing marketing authorizations that have already been granted; and
●	criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

We have conducted limited clinical trials of certain of our solutions. Clinical and nonclinical data is susceptible to varying interpretations, which could delay, limit or prevent additional regulatory clearances.

To date, we have conducted limited clinical trials on certain of our solutions. There can be no assurance that we will successfully complete additional clinical trials necessary to receive additional regulatory approvals in certain jurisdictions. If we fail to adequately demonstrate the safety and effectiveness of a product under development, it could delay or prevent regulatory authorization of the device, resulting in delays to commercialization, and could materially harm our business.  Even though we have received FDA clearance for our blood glucose monitoring system (“BGMS”) product, there can be no assurance that we will be able to receive authorization for other potential applications of our principal technology, or that we will receive regulatory authorizations from other targeted regions or countries.

If we or our manufacturers fail to comply with the FDA’s Quality System Regulation, pre-market notifications, or any applicable state equivalent, our operations could be interrupted, and our operating results could suffer.

We, our manufacturers, and suppliers must, unless specifically exempt by regulation, follow the FDA’s QSR, as well as similar regulations of foreign jurisdictions regarding the manufacturing process. In addition, we and certain of our manufacturers and suppliers are subject to inspection by regulatory authorities to assess regulatory compliance from time to time and may not be able to demonstrate adequate compliance with applicable regulations.  If we, our affiliates, our manufacturers or suppliers are found to be in significant non-compliance or fail to take satisfactory corrective action in response to adverse inspectional findings, the FDA or other applicable regulatory authority could take enforcement actions against us and our manufacturers which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. Accordingly, our operating results could suffer.

FDA initiatives to enhance and modernize various regulatory pathways for device products and its overall approach to safety and innovation in the medical technology industry create the possibility of changing product development costs, requirements, and other factors and additional uncertainty for our future products and business.

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

In recent years, the U.S. government, including the FDA and other government agencies, have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. For example, in December 2022, the Congress enacted the Consolidated Appropriations Act for 2023, an omnibus appropriations bill, which included amendments to the FDCA under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”). The FDORA included new requirements for cyber devices, defined as any medical device that is or includes software that is validated, installed, or authorized by the manufacturer; can connect to the internet; and may be vulnerable to cybersecurity threats. Additionally, under the FDORA amendments to the FDCA, any application for marketing authorization of the cyber device, such as our applications, must include a software bill of materials and a cybersecurity plan describing the methods by which the manufacturer will monitor, identify and address cybersecurity vulnerabilities. Any failure by a cyber device manufacturer to comply with applicable cybersecurity requirements is considered a violation of the FDCA and is subject the manufacturer to enforcement actions and possibly legal sanctions. Further regulatory efforts by the FDA or other federal or state regulatory authorities could lead to new, onerous cybersecurity requirements in the future as well as additional product liability or other litigation risks if any of our products is considered to be susceptible to third-party tampering.

Furthermore, the FDA issued a Final Rule on February 2, 2024 describing amendments to harmonize the QSR with ISO 13485:2016, which became effective on February 2, 2026. The harmonization process is not expected to have a significant impact on the quality system compliance operations of device manufacturers because most requirements described in the QSR correspond to requirements set forth in ISO 13485:2016.

Broad-based domestic and international government initiatives to reduce spending, particularly those related to healthcare costs, may reduce reimbursement rates for medical procedures, or make it more difficult for customers to purchase our products and services, all of which could adversely affect our business.

Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursements, including legislation enacted reforming the U.S. healthcare system and both domestic and foreign healthcare cost containment legislation, and any future changes to such legislation, may affect demand for our products and services and may have a material adverse effect on our financial condition and results of operations. Reforms implemented under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, (“ACA”) in the United States, as well as state-level healthcare reform proposals, could reduce medical procedure volumes and impact the demand for medical device products or the prices at which we can sell products. The impact of healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements are uncertain. There can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. The adoption of significant changes to the healthcare system in the United States, the EEA or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes and increase operational and other costs.

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

In addition, there has been heightened governmental scrutiny, including increasing legislative and enforcement interest, in recent years over the manner in which manufacturers set prices for their marketed healthcare products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to healthcare product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for healthcare products. Individual states in the United States have also become increasingly active in implementing regulations designed to control healthcare product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation of healthcare products from other countries. Additionally, third-party payors and government authorities have become increasingly interested in reference pricing systems and publication of discounts and list prices.

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

Product liability suits, whether or not meritorious, could be brought against us due to an alleged defective product or for the misuse of our current products or our potential future products. These suits could result in expensive and time-consuming litigation, payment of substantial damages, and an increase in our insurance rates.

If our current products or any of our future products are defectively designed or manufactured, contain defective components, or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our device or failing to adhere to the operating guidelines or any devices not functioning as intended, could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we maintain product liability insurance, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Part of our business operations includes the handling of medical data of users of our products. There are a number of federal and state laws protecting the confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We may face difficulties in holding such information in compliance with applicable law. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

In particular, data protection, privacy, and other laws and regulations adopted in jurisdictions outside of the United States can be more restrictive than corresponding U.S. laws and regulations. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the GDPR imposes requirements in the European Economic Area relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches, and use of third-party processors. The GDPR also imposes restrictions on the transfer of personal data from the European Economic Area to third countries like the United States, although the European Commission recently adopted an adequacy decision for the EU-U.S. Data Privacy Framework. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties in amounts that could be significant.

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

Although we have a code of conduct, it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition and results of operations.

Our use of AI and machine learning, including in DarioIQ and DarioSHIFT, exposes us to risks related to model accuracy, bias, privacy, intellectual property, cybersecurity, third-party dependencies, evolving regulation, and reputational harm, any of which could materially adversely affect our business, results of operations, or stock price.

We incorporate AI and machine learning technologies into aspects of our platform, including DarioIQ, DarioSHIFT, our proprietary data assets, and certain decision-support capabilities. The development and use of AI technologies present significant operational, legal and reputational risks. AI models may produce inaccurate, unreliable, incomplete or misleading outputs, including so-called “hallucinations,” and their performance may be affected by data quality, training methodologies and real-world deployment conditions. If our AI-enabled tools generate incorrect analyses or recommendations, our products may be less effective, which could adversely affect user outcomes, customer trust and our reputation.

AI systems may also reflect or amplify biases present in training data or algorithms, which could lead to unintended or discriminatory outcomes and expose us to regulatory scrutiny, litigation, or reputational harm. Our AI capabilities rely on large datasets, including proprietary and third-party data, and the use of such data may raise privacy, data protection and intellectual property risks, including allegations that our models improperly use, reproduce or derive value from protected data or content.

In addition, we may rely on third-party models, tools and infrastructure to develop or operate certain AI capabilities. These dependencies may introduce cybersecurity vulnerabilities, performance limitations, licensing restrictions or service disruptions outside of our control. The legal and regulatory framework governing AI is rapidly evolving, and new or changing laws, regulations or industry standards may increase our compliance costs, require modifications to our technologies or business practices, or restrict our ability to develop or deploy certain AI capabilities. Any of these factors could adversely affect our business, financial condition, results of operations and reputation.

Risks Related to Our Intellectual Property

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to maintain and continue to develop, and we heavily rely on, our proprietary position with respect to our technologies and intellectual property.

To date, we have eleven patents, three of which were issued in the United States, relating to how the Dario Blood Glucose Monitoring System draws power from and transmits data to a smartphone via the audio jack port. Our other patents were acquired through the acquisitions of other companies. In addition, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our pending patents and other proprietary rights principally include the following:

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

We cannot be certain that patents will be issued as a result of any of our pending or future applications, or that any of our future patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since the publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may have or may obtain issued patents that could prevent us from commercializing future products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

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

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to enter into these types of agreements with our employees, contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our technology. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;
●	these agreements may not provide adequate remedies for the applicable type of breach;
●	our proprietary know-how will otherwise become known; or
●	our competitors will independently develop similar technology or proprietary information.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as inventors or co-inventors. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. In addition, under the Israeli Patents Law, 1967, inventions created by employees in the course of their employment are generally considered “service inventions” and are owned by the employer. However, Israeli law provides that employees may be entitled to compensation for service inventions, even if the employee has assigned all intellectual property rights to the employer under an employment agreement. The Israeli Supreme Court has ruled that contractual provisions purporting to waive an employee’s right to compensation may not necessarily prevent such claims. As a result, it is uncertain whether, and to what extent, our employees may be entitled to additional compensation in connection with inventions developed during their employment with us. Any such claims could result in additional payments to employees and could adversely affect our results of operations.

Risks Related to Our Industry

We face significant competition in the digital health and connected health device markets, which may limit our ability to grow our business.

The market for digital solutions addressing cardiometabolic and behavioral health conditions is highly competitive and continues to evolve. Our primary business model focuses on providing digital cardiometabolic and behavioral health programs to health plans and self-insured employers, while we also sell connected health devices for chronic condition management directly to consumers.

In our enterprise business, we compete with a range of digital health vendors offering condition management, coaching and virtual care services, including companies such as Teladoc Health, Omada Health, Vida Health and Virta Health.  Some competitors offer broad virtual care platforms, while others focus on specific conditions such as diabetes, weight management or mental health. Many of these companies have greater financial resources, larger sales organizations, broader product offerings or longer operating histories than we do. In our D2C device business, we compete with manufacturers and sellers of blood glucose monitoring systems and other connected health devices, including large, established companies with greater brand recognition, broader distribution and substantially greater financial, marketing and research & development resources than we do.

Competition in our markets may result in pricing pressure, longer sales cycles, higher customer acquisition costs and lower margins. Some competitors may bundle services or offer lower prices to gain market share. In addition, large technology companies and new entrants may seek to enter digital health markets by leveraging existing consumer platforms or data assets. To compete effectively, we must continue to demonstrate value to payers and employers, maintain engagement among members and differentiate our offerings. If we are unable to compete successfully against current or future competitors, our ability to grow revenue and achieve profitability could be adversely affected.

If we fail to keep pace with technological change, our offerings may become less competitive.

The digital health and connected health device markets are characterized by rapid technological change, evolving customer expectations and frequent product introductions.  Our ability to compete depends on our ability to maintain and improve our platform, applications and devices, as well as to adapt our offerings to the needs of health plans, employers and consumers. If we are unable to develop, acquire or integrate new technologies or enhancements in a timely and cost-effective manner, our offerings may become less competitive, which could adversely affect our business and results of operations.

Risks Related to Our Operations in Israel

Our principal executive offices and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including a multi front war against Israel.

Our executive offices and corporate headquarters are located in Israel. In addition, most of our executive officers are residents of Israel, although the majority of our employees are located outside of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and results of operations.

Following the October 7, 2023 attacks by Hamas terrorists in Israel’s southern border, Israel declared war against Hamas and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Additionally, following the fall of the Assad regime in Syria, Israel has conducted limited military operations targeting the Syrian army, Iranian military assets and infrastructure linked to Hezbollah and other Iran-supported groups. Although certain a ceasefire agreement have been reached with Hamas and the level of hostilities has since decreased, the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries, including as a result of instability arising from developments in Syria.

On June 13, 2025, Israel launched a strike against Iran, aimed to disrupt Iran’s capacity to coordinate or launch hostilities against Israel. Iran has retaliated in response, firing missiles and drones at Israeli military and civilian infrastructure. In February 2026, hostilities between Israel and Iran escalated again. In late February 2026, Israel, together with the United States, conducted a major joint military campaign of air and missile strikes against targets in Iran, which triggered a broad Iranian response and contributed to significant regional instability. The situation remains highly fluid, and we are unable to predict when, or on what terms, this escalation will be resolved. Further escalation, whether involving direct confrontation between Israel and Iran or through regional proxy groups, could result in additional mobilization of reserve personnel, further restrictions on movement or commerce, damage to infrastructure, supply chain interruptions, disruptions to global energy markets, and heightened cybersecurity threats. Any of the foregoing could materially and adversely affect our operations, financial condition, and results of operations, particularly if disruptions are prolonged or recur.

It is possible that other terrorist organizations, including from within territory administered by the Palestinian National Authority, as well as other hostile countries, will join in or resume hostilities. Any hostilities involving Israel, or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.

Since the multi-front conflict started on October 7, 2023, including the hostilities between Israel and Iran, our operations have not been materially adversely affected by this war. However, at this time, it is not possible to predict the intensity or duration of the war, nor can we predict how this war will ultimately affect Israel’s economy in general and we continue to monitor the situation closely and examine the potential disruptions that could adversely affect our operations.

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

Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies, whether as a result of hostilities in the region or otherwise. Also, the Israeli government imposes restrictions on doing business with certain countries. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods and cooperation with Israeli-related entities based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to collaborate with other third parties. Any hostilities involving Israel, any interruption or curtailment of trade or scientific cooperation between Israel and its present partners, or a significant downturn in the economic or financial condition of Israel could adversely affect our business, financial condition and operations. Moreover, we cannot predict how this war will ultimately affect Israel’s economy in general, which may involve a downgrade in Israel’s credit rating by rating agencies (such as the downgrade by Moody’s of its credit rating of Israel from A1 to A2 in October 2023 and further downgrade to Baa1 with a negative outlook in September 2024, which followed by an upgrade of its outlook rating from “negative” to “stable”, in January 2026). We may also be targeted by cyber terrorists specifically because we are an Israeli-related company.

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

Risks Related to the Ownership of Our Common Stock

There can be no assurance that we will be able to maintain continued Nasdaq listing criteria.

On September 16, 2024, we received a letter from the listing qualifications staff (the “Staff”) of the Nasdaq Stock Market notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing

Rule 5550(a)(2) for continued listing. On September 12, 2025, we received a letter from the Staff that it has determined that for the last 10 consecutive business days, from August 28, 2025 to September 11, 2025, the closing bid price of our common stock had been at $1.00 per share or greater and that accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2) and the matter is now closed. However, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or that we will otherwise be in compliance with other Nasdaq listing criteria.

In addition, on August 28, 2025, we announced a reverse stock split of our outstanding shares of common stock at a ratio of twenty -for- one. There can be no assurance that this reverse share split will result in sustained compliance with the minimum bid price requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), because we have effected a reverse stock split within the prior one-year period, if our common stock again has a closing bid price below $1.00 per share for 30 consecutive business days, we would not be eligible for an additional compliance period and the Staff may issue a delisting determination without providing a further cure period. As a result, if our common stock again trade below $1.00 per share for 30 consecutive business days, we could be subject to immediate delisting from Nasdaq.

If, for any reason, Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; a decrease in the number of institutional and general investors that will consider investing in our common stock; and, a determination that our shares of common stock are a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock may be influenced by research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

●	“short squeezes”;
●	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
●	large stockholders exiting their position in our securities or an increase or decrease in the short interest in our securities;
●	actual or anticipated fluctuations in our financial and operating results;
●	changes in foreign currency exchange rates;
●	regulatory or legal developments in the United States and other countries;
●	the success of competitive products or technologies;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our products or clinical development programs;
●	litigation matters, including amounts which may or may not be recoverable pursuant to our officer and director insurance policies, regulatory actions affecting us and the outcome thereof;
●	the results of our efforts to discover, develop, acquire or license additional products;
●	actual or anticipated changes in estimates as to financial results and development timelines;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	market conditions in our market sector;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
●	investors’ general perception of us and our business.

Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, the closing sale prices of our common stock from January 1, 2025 through December 31, 2025, ranged from a high of $30.60 per share (on January 7, 2025) to a low of $6.17 per share (on September 18, 2025). During that time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume; however, we have sold equity which was dilutive to existing stockholders. These broad market fluctuations may adversely affect the trading price of our securities. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock.

Future sales of our securities could depress the market price of our common stock.

Future sales of substantial amounts of our common stock or other securities in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock. Certain of our stockholders may be able to sell shares of our common stock pursuant to Rule 144 under the Securities Act or pursuant to registration rights that permit resale of their securities. These sales, or the availability of such securities for sale, could cause the market price of our securities to decline.

Our compliance with U.S. regulations concerning corporate governance and public disclosure is expensive.

As a public reporting company, we are faced with expensive, complicated, and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Exchange Act, Sarbanes-Oxley Act and the Dodd-Frank Act, and the rules of the Nasdaq Stock Market. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our failure to company with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation. The disclosure of these issues could have an adverse impact on the price of our common stock.  We have established and are required to maintain appropriate internal control over financial reporting.  Failure to maintain those controls could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations, which may also raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock and warrants.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and by-laws, among other things:

●	provide that special meetings of stockholders may only be called by our Chairman, Chief Executive Officer and/or President or other executive officer, our Board of Directors or a super-majority (66 2/3%) of our stockholders;
●	provide that our Board of Directors or a super-majority of our stockholders (66 2/3%) may amend our bylaws;
●	provide the Board of Directors with the exclusive authority to fix the number of directors constituting the whole Board; and
●	provide that vacancies on the Board of Directors may be filled by a majority of directors then in office, although less than a quorum.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 1C.     Cybersecurity

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from external experts and internal threat intelligence team. A team of dedicated privacy, safety, and security professionals oversees cybersecurity risk management and mitigation, incident prevention, detection, and remediation. Leadership of this team includes professionals with deep cybersecurity expertise, including our Chief Compliance Officer. Our executive leadership team, along with input from the above team, are responsible for our overall enterprise risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.

As part of our cybersecurity risk management system, our incident management team tracks and logs privacy and security incidents across the Company, our vendors, and other third-party service providers to remediate and resolve any such incidents. Significant incidents are reviewed regularly by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and then reported to designated members of our senior management. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our senior management makes the final materiality determinations and disclosure and other compliance decisions.

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

Item 2.     Properties

We do not own any real property. Currently, we maintain offices at 5 Tarshish St., Caesarea Industrial Park, 3088900, Israel. On June 6, 2023, we signed a lease agreement for these facilities for a period of 5 years commencing upon the completion of adjustments of the office space. We moved into these offices during August 2023. The lease agreement will be extended automatically for an additional 60 months following expiration of the initial term. The monthly rent and management services under this lease are approximately $22,195.

We also maintain offices at Office Unit, Seventh Floor, IndiQube Unitech Cyber Park, Sector 39, Gurugram, Haryana, India. On June 1, 2024, we signed a lease agreement for these offices for a period of 2 years. The monthly rent and management services under this lease are approximately $16,790. On January 2, 2026, we signed a new lease agreement for offices on the fourth floor at Vatika Towers, Golf Course Road, Sector 54, Gurugram, Haryana 122003, India. The lease is for a period of 42 months starting in April 2026. The existing lease for our offices at IndiQube Unitech Cyber Park will be terminated at that time. The monthly rent, including management services, under the new lease will be approximately $18,900.

Item 3.     Legal Proceedings

We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding that we believe is not ordinary routine litigation incidental to our business or otherwise material to the financial condition of our business.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “DRIO”.

Record Holders

As of March 11, 2026, we had 415 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2025:

The following table provides information as of December 31, 2025, with respect to awards outstanding under the Company’s Amended and Restated 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”), the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Equity Incentive Plan”), and the Company’s other equity compensation arrangements.

		Number of securities
		to be issued upon	Weighted-average
		exercise of	exercise price of	Number of securities
		outstanding options,	outstanding options,	remaining available
Plan category	Forfeited shares (4)	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by security holders	133,208	189,868	$51.51	98,927
Equity compensation plans not approved by security holders (1)		2,500	$115.00	—
Equity compensation plans not approved by security holders (2)		51,900	$51.00	—
Equity compensation plans not approved by security holders (3)		92,500	$27.00	—
Total	133,208	336,768		98,927

In March 2013, our Board adopted a non-employee director’s remuneration policy.

(1)	In March 2020, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Medical Officer. The options have an exercise price of $115.00 per share, and vest over a three-year period with one third vesting after one year and the balance vesting over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a six-year term.
(2)	In February 2024, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to the employees of Twill. The options have an exercise price of $51.00 per share, the options are time based and vest over a two-year period in eight equal amounts. These options have a cashless exercise feature and a ten-year term.

(3)	In June 2024, our Board approved the grant of certain non-plan options as a material inducement for employment, in accordance with Nasdaq Listing Rule 5635(c)(4), to our newly hired Chief Commercial Officer. The options have an exercise price of $27.00 per share, 25,000 options are time based and vest over a three-year period. One third vests after one year and the balance vests over eight quarterly installments after the first anniversary; these options have a cashless exercise feature and a ten-year term. An additional 87,500 options are performance based, and vest upon achieving personal objective during the years 2025 to 2028. During the year ended December 31, 2025, 22,500 performance-based options expired as the applicable objectives were not achieved.
(4)	133,208 restricted shares of common stock issued to certain of our employees were forfeited, as they were not vested upon certain employee departures.

On September 2, 2020, and October 14, 2020, respectively, our Board of Directors and stockholders approved and adopted the 2020 Equity Incentive Plan, reserving for issuance a pool of 45,000 shares of the Company’s common stock under the plan. On January 1, 2021, the number of shares of common stock available under the plan increased to 91,445 according to the terms thereof. On June 7, 2021, the number of shares of common stock available under the plan increased to 126,445 according to the terms thereof. On January 1, 2022, the number of shares of common stock available under the plan increased to 193,426 according to the terms thereof. On January 1, 2023, the number of shares of common stock available under the plan increased to 293,143 according to the terms thereof. On January 1, 2024, the number of shares of common stock available under the plan increased to 417,832 according to the terms thereof. On June 25, 2024, the number of shares of common stock available under the plan increased to 567,832. On January 1, 2025, the numbers of shares of common stock available under the plan increased to 894,883. As of March 11, 2026, there were 1,238,177 shares of Common Stock reserved for issuance thereunder.

The Company’s officers and directors are among the persons eligible to receive awards under the 2020 Equity Incentive Plan in accordance with the terms and conditions thereunder.

The purpose of our 2020 Equity Incentive Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements The 2020 Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors or by the full board, which may determine, among other things, the (a) terms and conditions of any option or stock purchase right granted, including the exercise price and the vesting schedule, (b) persons who are to receive options and stock purchase rights and (c) the number of shares to be subject to each option and stock purchase right.

The 2020 Equity Incentive Plan provides for the grant of (i) ”incentive” options (qualified under section 422 of the Internal Revenue Code of 1986, as amended) to employees of our company and (ii) non-qualified options to directors and consultants of our company, (iii) restricted stock units (“RSUs”), and (iv) other stock-based awards. In addition, our Board of Directors has authorized the appointment of IBI Capital Compensation and Trusts (2004) Ltd. to act as a trustee for grants of options under the Israeli sub-plan to Israeli residents.

In connection with the administration of our 2020 Equity Incentive Plan, our Compensation Committee:

●	determines which employees and other persons will be granted awards under our 2020 Equity Incentive Plan;
●	grants the awards to those selected to participate;
●	determines the exercise price for options; and
●	prescribes any limitations, restrictions and conditions upon any awards, including the vesting conditions of awards.

Our Compensation Committee: (i) interpret our 2020 Equity Incentive Plan; and (ii) makes all other determinations and actions that may be necessary or advisable to implement and administer our 2020 Equity Incentive Plan.

The 2020 Equity Incentive Plan provides that in the event of a change of control, the Compensation Committee or our Board of Directors shall have the discretion to determine whether and to what extent to accelerate the vesting, exercise or payment of an award.

In addition, our Board of Directors may amend our 2020 Equity Incentive Plan at any time. However, without stockholder approval, our 2020 Equity Incentive Plan may not be amended in a manner that would:

●	increase the number of shares that may be issued under such 2020 Equity Incentive Plan;
●	materially modify the requirements for eligibility for participation in such 2020 Equity Incentive Plan;
●	materially increase the benefits to participants provided by such 2020 Equity Incentive Plan; or
●	otherwise disqualify such 2020 Equity Incentive Plan for coverage under Rule 16b-3 promulgated under the Exchange Act.

Awards previously granted under our 2020 Equity Incentive Plan may not be impaired or affected by any amendment of such without the consent of the affected grantees.

On May 19, 2025, our Board of Directors, upon the recommendation of the Compensation Committee approved an amended and restated 2020 Equity Incentive Plan, which was approved by the stockholders on July 23, 2025. The principal amendments (i) provide that for each of the calendar years ending on December 31, 2026, December 31, 2027, December 31, 2028, December 31, 2029 and December 31, 2030, the number of shares available under the 2020 Equity Incentive Plan shall be increased by an additional number of shares of Common Stock equal to six percent (6%) of the number of shares of Common Stock issued and outstanding on a Fully Diluted Basis on the immediately preceding December 31; and (ii) authorize the grant of RSUs as a permissible form of award under the 2020 Equity Incentive Plan.

On January 29, 2026, our stockholders approved an amendment to our 2020 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the 2020 Equity Incentive Plan by 500,000 shares.

In addition to the 2020 Equity Incentive Plan, we also maintain the Amended and Restated 2012 Equity Incentive Plan. Under the 2012 Equity Incentive Plan, awards may be granted to our officers, directors, employees and consultants or the officers, directors, employees and consultants of our subsidiary. Pursuant to the 2012 Equity Incentive Plan, the total number of shares of Common Stock authorized for issuance thereunder may not exceed 98,434. The 2012 Equity Incentive Plan expired on January 23, 2022. We may issue awards under the 2012 Equity Incentive Plan up to the amount available under the 2012 Equity Incentive Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fourth quarter of 2025, we issued an aggregate 150,000 shares of our common stock to certain of our service providers as compensation to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended (“Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

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

Overview

We are a vertically integrated health intelligence platform with a mission to power the behavior changes that drive better health. Unlike software-only digital health platforms, Dario owns the complete chain of value in chronic care management - connected FDA-cleared hardware devices that generate continuous physiological data, AI built on that proprietary data, and a behavior change and coaching layer validated through over 100 peer-reviewed clinical studies. We are committed to transforming healthcare by delivering a comprehensive and highly engaging whole-person health platform, which enables us to create a future where healthy change is effortless and accessible to all.

At the core of our mission and vision is engagement. We believe that most existing digital health solutions in the market fail to deliver improved health outcomes because users are not engaged due to a lack relevance, personalization, consumerization, and longitudinal data and information. We, and our acquired companies, first commercialized our digital behavioral health products in the D2C marketplace, and we continue to use the D2C marketplace as a sandbox and laboratory to innovation. These consumers pay for these digital health products out of their own pockets and are therefore the most value driven among all healthcare consumers. These consumers demanded that we deliver highly engaging user experiences that deliver strong clinical health outcomes for which consumers will pay. The bottom line is that if users are not engaged in digital solutions over a long period of time, they cannot change their behavior and they cannot get healthier – we first deliver engagement followed by sustained behavior change that then leads to measurable health outcomes and improvement. We believe that our D2C marketplace roots and continued focus delivers better user experiences, longer sustained engagement, stronger clinical outcomes, at the most affordable prices, that then delivers the highest ROI in the industry.

Our principal operating subsidiary, LabStyle Innovation Ltd., is an Israeli company (“LabStyle”) with its headquarters in Caesarea, Israel. We were formed on August 11, 2011, as a Delaware corporation with the name LabStyle Innovations Corp. On July 28, 2016, we changed our name to DarioHealth Corp. We began our sales in the direct-to-consumer space, solving first for what we deemed the most difficult problems: how to engage users and support behavior change to improve clinical outcomes in diabetes. Our most developed AI tools leverage direct-to-consumer experience from over 150,000 members to drive superior engagement and outcomes. In early 2020, we broadened our solutions to include other medical conditions in addition to diabetes, and to serve business customers who seek to improve the health of their stakeholders. We also subsequently acquired Upright, PsyInnovations, Physimax Technology, and most recently Twill, to further our platform. Presently, we have deployed solutions for diabetes, hypertension, pre-diabetes, MSK and behavioral health, which conditions will also be powered by our AI-driven behavior change platform. We are currently delivering our solutions to providers, employers, health plans and pharmaceutical companies. We continue to achieve key benchmarks as we rapidly scale our B2B2C model, including more than 100 total signed contracts as of today. We believe we have a unique and defensible position in the market thanks to our unique solution origin in consumer markets.

On January 26, 2021, Dario, Labstyle, Upright Technologies Ltd., an Israeli limited company, Vertex C (C.I.) Fund L.P. (in its capacity as the representative of the Selling Shareholders), and all holders of Upright’s outstanding securities (the “Selling Shareholders”), entered into a share purchase agreement (the “Upright Agreement”) pursuant to which Dario, through Labstyle, acquired all of the outstanding securities of Upright. The agreement was consummated on February 1, 2021, and Upright now operates as our wholly owned subsidiary. As part of the acquisition, we issued the Selling Shareholders 84,381 shares of our common stock and agreed to assume options to purchase up to 5,010 shares of our common stock, subject to certain escrow and indemnity provisions contained in the Upright Agreement (in the aggregate, the “Consideration Shares”). In addition, the shares issued are subject to the terms of a lock-up agreement, pursuant to which the Selling Shareholders (subject to certain exceptions) have agreed to restrict their ability to transfer their shares as follows: (i) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of one hundred and eighty (180) days from the date of the closing of the acquisition, (ii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of two hundred and seventy (270) days from the closing date, (iii) shares representing 30% of their respective Consideration Shares will be restricted from transfer for a period of three hundred and sixty (360) days from the closing date and (iv) shares representing 20% of their respective Consideration Shares will be restricted from transfer for a period of four hundred and fifty (450) days from the closing date.

We, along with Twill Merger Sub, Inc. (“Merger Sub”), Twill and Bilal Khan, solely in his capacity as the representatives of Twill’s stockholders and other equity holders, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated February 15, 2024 (the “Closing Date”). Pursuant to the provisions of the Merger Agreement, on the Closing Date, (i) Merger Sub was merged with and into Twill (the “Merger”), the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company, (ii) we paid to Twill’s debt holders and equity holders aggregate consideration (“Merger Consideration”) of (A) $10.0 million in cash, (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 500,020 shares (the “Warrant Shares”) of our common stock issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill, issuable in 4 equal tranches, (C) stock options to purchase up to 148,173  shares of common stock issued to employees of Twill as an inducement to their employment with us, issued outside of our equity compensation plans, pursuant to Nasdaq Rule 5635(c)(4), with an exercise price of $51.00 per share, and (D) a combination of warrants and RSUs to acquire up to 88,326  shares of common stock issued to certain outgoing board members, consultants and outgoing officers of Twill (all of such RSUs and warrants being subject to the approval of the Company’s stockholders, pursuant to Nasdaq Rule 5635), and (iii) the parties to the Merger Agreement consummated the transactions contemplated thereby. The Merger Agreement contains various customary representations, warranties and covenants. As a result of the Merger, Twill will operate as our wholly owned subsidiary.

The Pre-Funded Warrants were subject to a non-waivable 19.99% ownership blocker and the issuance of any shares of common stock underlying such warrants that are in excess of such amount shall be subject to the approval of our stockholders. In addition, the Company, the Trust and WhiteHawk Capital Partner LP (the “Beneficiary”), have executed a Lock Up/Leak Out Agreement (the “Leak Out Agreement”), pursuant to which until such time as the Trust receives $10,600,000 in aggregate net proceeds (the “Leak Out Period”), (i) the Trust shall only be allowed to sell such Warrant Shares at a rate of up to 10% of the average daily trading volume of the common stock in a manner which will not negatively affect the share price, (ii) all such sales shall be conducted pursuant to Rule 144 and (iii) that the Beneficiary shall not cause the Trust to engage in any short selling of such Warrant Shares during the Leak-Out Period. On January 29, 2026, we held our Annual Meeting of Stockholders pursuant to which our stockholders voted to approve the issuance of shares of common stock issuable upon exercise of the Pre-Funded Warrants, among other agenda items. As of February 11, 2026 all of the Pre-Funded Warrants related to Merger were issued to the trustee.

Pursuant to the terms of the Merger Agreement, we also agreed to appoint a new member to our board of directors, nominated by Twill equity holders and subject to such nominee being acceptable to us, within 90 days following the closing of the Merger. Such appointment right shall continue until the earlier of 540 days following the closing of the Merger, or the date which the Trust exercises its third tranche of Pre-Funded Warrants. As of December 31, 2025, the Trust had exercised its third tranche of Pre-Funded Warrants, and accordingly, the related board appointment right has terminated and is no longer in effect.

In addition, we executed certain consulting agreements (the "Consulting Agreements") with Ofer Leidner and Bilal Khan, each former officers of Twill. Pursuant to the terms of the Consulting Agreements, we agreed to retain the services of Messrs. Leidner and Khan for a period of at least 14 months and 6 months respectively, in exchange for monthly consulting fees of $35,416 and $35,417, respectively. As of December 31, 2025, both Consulting Agreements have been concluded. In addition, we agreed to issue to Mr. Leidner warrants to purchase up to 51,648 shares of common stock, of which 35,898 are subject to time vesting and 15,750 are subject to certain performance-based metrics. As of December 31, 2025, all 35,898 time-vesting warrants have vested. The 15,750 performance-based warrants expired upon conclusion of the Consulting Agreement. We also agreed to issue to Mr. Khan 17,500 fully vested RSUs

In addition, in August 2024 we agreed to issue to Mr. Leidner warrants to purchase up to 25,000 warrants subject to time vesting, 15,625 vested upon conclusion of the consulting services and 9,375 remain unvested. We also agreed to issue to Mr. Leidner performance-based warrants to purchase up to 40,000. The performance-based warrants expired upon conclusion of the Consulting Agreement.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our fiscal year ends on December 31.

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

While all the accounting policies impact the consolidated financial statements, certain policies may be viewed to be critical. Our management believes that the accounting policies which involve more significant judgments and estimates used in the preparation of our consolidated financial statements include revenue recognition, inventories, liability related to certain warrants, and accounting for production lines and its related useful life and impairment.

Revenue Recognition

We recognize revenue in accordance with ASC 606, when (or as) it satisfies performance obligations by transferring promised hardware or services to its customers in an amount that reflects the consideration we expect to receive. We apply the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price (“SSP”) for each performance obligation. We use judgment in determining the SSP for its performance obligations. To determine SSP, we maximize the use of observable standalone sales and observable data, where available. In instances where performance obligations do not have observable standalone sales, we may use alternative methods to estimate the standalone selling price, such as cost plus margin approach.

Our payment terms are generally 45 days or less. In instances where the timing of revenue recognition differs from the timing of invoicing, we determine our contracts generally do not include a significant financing component since our selling prices are not subject to billing terms nor is our purpose to receive financing from our customers or to provide customers with financing. In addition, we elected to apply the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at the inception of a contract, that the period between when we will transfer a promised good or service to a customer and when the customer will pay for that good or service will be one year or less. Revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities. We elected to account for shipping and handling activities as fulfillment activities. Shipping and handling activities are classified as part of cost of revenues.

We derive our revenue principally from:

Consumers revenue

We consider customer and distributor purchase orders to be contracts with customers. For each contract, the Company considers the promise to transfer tangible hardware and/or services, each of which are distinct, and accounted for as separate performance obligations. In determining the transaction price we evaluate whether the price is subject to rebates and adjustments to determine the net consideration to which we expect to receive. Revenue from tangible hardware is recognized when control of the hardware is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price service arrangements are recognized over time based on the pattern of transfer of services to the customer.

Commercial revenue - B2B2C

We provide a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and MSK. At contract inception, we assess the type of services being provided and assesses the performance obligations in the contract. These solutions integrate access to our web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services recognized over time that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Revenues related to the Twill platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by our performance. Revenues related to health management programs and to the Twill platform are recognized using a time-elapsed measure of progress, since those services have a consistent continuous pattern of transfer to the customer.

To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When the variable consideration allocation exception is met, we recognize revenue each month using either on a PEMPM or a PEPM basis.

We generally recognize revenues for professional services using an input method, based on labor hours consumed, which the Company believes best depicts the transfer of the services to the customer.

Certain of our contracts include client performance guarantees and a portion of the fees in those contracts are subject to performance-based metrics such as clinical outcomes or minimum member utilization rates. The Company includes in the transaction price some or all of an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Refunds to a customer that result from performance levels that were not met by the end of the measurement period are adjusted to the transaction price and therefore estimated at the outset of the arrangement.

We follow the guidance provided in ASC 606 for determining whether it is a principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis) in arrangements with customers that involve another party that contributes to providing specified services to a customer, based on whether we control the specified good or service.

In the 2025 fiscal year, our B2B2C channel included 85 new employers and health plan clients, which brought our total client base to 167.

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

During the year ended December 31, 2025, total inventory write-downs expenses amounted to $320.

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

Comparison of the Year Ended December 31, 2025 to Year Ended December 31, 2024 (dollar amounts in thousands)

Revenues

Revenues for the year ended December 31, 2025, amounted to $22,359 compared to $27,040 during the year ended December 31, 2024. The decrease in revenues for the year ended December 31, 2025, compared to the year ended December 31, 2024, resulted primarily from a non-renewal of one customer acquired through the Twill acquisition.

Revenues generated during the year ended December 31, 2025, were derived from the sale of services to our commercial customers and consumers located mainly in the United States.

Cost of Revenues

Cost of revenues for the years ended December 31, 2025 and 2024 was $9,694 and $13,773, respectively. The decrease was primarily driven by lower amortization of technology, hardware and consumables, reduced payroll-related expenses allocated to cost of revenues, and lower hosting and server expenses.

Cost of revenues consist mainly of cost of device production, employees’ salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs and inventory write-downs.

Gross Profit

Gross profit for the year ended December 31, 2025, amounted to $12,665 (56.6% of revenues) compared to $13,267 (49.1% of revenues) for the year ended December 31, 2024. The increase in gross profit as a percentage of revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, resulted mainly from lower amortization of technology, hardware and consumables and reduced hosting costs. Gross profit for the year ended December 31, 2025, excluding amortization of acquired technology, depreciation and stock-based compensation was $14,404 (64.4% of revenues) compared to $18,366 (67.9% of revenues) during the year ended December 31, 2024.

Research and Development Expenses

Our research and development expenses decreased by $10,388 to $13,791 for the year ended December 31, 2025, compared to $24,179 for the year ended December 31, 2024. The decrease in research and development expenses was mainly due to efficiency and post-merger integration activities resulting in a decrease in payroll expenses, subcontractors and consulting and stock-based compensation expenses. Our research and development expenses, excluding stock-based compensation and depreciation, for the year ended December 31, 2025, were $12,033 compared to $20,645 for the year ended December 31, 2024, a decrease of $8,612. This decrease was mainly due to efficiency and post-merger integration activities resulting in a decrease in payroll, and subcontractors and consulting expenses.

Research and development expenses consist mainly of employees’ salaries and related overhead costs involved in research and development activities, expenses related to: (i) our solutions including our Diabetes Management, MSK and our digital behavioral health solutions, (ii) labor, stock-based compensation contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development and (iv) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing

Our sales and marketing expenses decreased by $6,012 to $20,338 for the year ended December 31, 2025, compared to $26,350 for the year ended December 31, 2024. This decrease was mainly a result of lower payroll related expenses, lower stock-based compensation expenses, partially offset by an increase in subcontractors and consulting expenses and digital marketing expenses. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the year ended December 31, 2025, were $16,851 compared to $20,277 for the year ended December 31, 2024, a decrease of $3,426. This decrease was mainly due to a reduction in payroll expenses resulting from post-merger integration activities and a reduction in headcount. partially offset by an increase in subcontractors and consulting expenses and digital marketing expenses.

Sales and marketing expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, depreciation of customer relationship intangible asset, online marketing campaigns of our service offering, trade show expenses and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $5,291 to $15,191 for the year ended December 31, 2025, compared to $20,482 for the year ended December 31, 2024. The decrease was mainly due to lower stock-based compensation expenses, lower accounting and legal fees and reduced acquisition costs that were related to the acquisition of Twill on February 15, 2024. Our general and administrative expenses, excluding stock-based compensation, share-based payments, acquisition costs and depreciation, for the year ended December 31, 2025, were $9,667 compared to $11,236 for the year ended December 31, 2024, a decrease of $1,569, and was mainly due to lower accounting and legal fees, reduced subcontractor and consulting expenses.

Our general and administrative expenses consist mainly of employees’ salaries and related overhead costs, stock-based compensation, insurance costs, legal and accounting fees, acquisition related costs, expenses related to investor relations.

Finance income (expenses), net

Our finance expenses, net, were $4,954 for the year ended December 31, 2025, compared to $13,145 of finance income, net, for the year ended December 31, 2024, a change of $18,100. The change from finance income to finance expenses was primarily due to the decrease in income from revaluation of the pre-funded warrants (income of $1,580 in 2025 compared to income of $16,435 in 2024) issued in the first quarter of 2024, which are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss.

Financial expenses, net, primarily consist of credit facility interest expense, interest income from cash balances, revaluation of warrants and pre-funded warrants, revaluation of a long-term loan, bank charges, lease liability and foreign currency translation differences.

Income tax

Income tax expense was $105 for the year ended December 31, 2025, compared to income from tax of $1,852 for the year ended December 31, 2024. The change was primarily due to a reduction in the valuation allowance for deferred tax liability that resulted from the acquisition of Twill in 2024.

Net loss

Net loss for the year ended December 31, 2025 was $41,714. Net loss for the year ended December 31, 2024, was $42,747. The decrease from 2024 was mainly due to the decrease in our operating expenses.

The factors described above resulted in net loss attributable to common stockholders of $61,735 and $40,982 for the year ended December 31, 2025 and 2024, respectively.

Net operating loss carryforwards

As of December 31, 2025, we, WayForward and Twill had a U.S. federal net operating loss carryforward of approximately $47,055, $5,803, and $156,686 of which $7,120, $371 and $18,832 respectively, were generated from tax years 2011-2017 and can be carried forward and offset against taxable income and that expires during the years 2031 to 2037.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) modified the rules regarding utilization of net operating loss and net operating losses generated subsequent to the TCJA can only be used to offset 80% of taxable income with an indefinite carryforward period for unused carryforwards (i.e., they should not expire). The remaining net operating losses carryforwards of approximately $183,221 were generated during 2018 - 2024 and are not subject to the annual limitation described above.

Our Israeli subsidiary, Labstyle, accumulated net operating losses for Israeli income tax purposes as of December 31, 2025, in the amount of approximately $273,548. The net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

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

The factors described above resulted in net loss attributable to common stockholders of $61,735 and $40,982 for the year ended December 31, 2025 and 2024, respectively.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with U.S. GAAP within this Annual Report on Form 10-K, management provides certain non-GAAP financial measures (“NGFM”) of our financial results, including such amounts captioned: “Non-GAAP Adjusted Loss,” as presented herein below. Importantly, we note the NGFM measures captioned “Non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

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

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) audited statement of operations such as the revaluation of the warrants and the expense related to stock-based compensation, each as discussed herein above.

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Year Ended December 31,
	(in thousands)
	2025	2024	$ Change
Net Loss Reconciliation
Net loss - as reported	$(41,714)	$(42,747)	$1,033

Adjustments
Depreciation and impairment expense	307	1,327	(1,020)
Amortization of acquired technology and brand	2,831	6,100	(3,269)
Financial (income) expenses, net	4,954	(13,145)	18,099
Income tax	105	(1,852)	1,957
Acquisition costs	—	729	(729)
Stock-based compensation expenses	9,365	15,796	(6,431)

Non-GAAP adjusted Loss	$(24,152)	$(33,792)	$9,640

Liquidity and Capital Resources (amounts in thousands except for share and share amounts)

As of December 31, 2025, we has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $452,078 as of December 31, 2025. For the year ended December 31, 2025, we incurred approximately $25,941 of negative cash flows in operations. Management believes we have sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these consolidated financial statements. Our current operating budget includes various assumptions concerning the level and timing of cash receipts and cash outlays for operating expenses and capital expenditures. We expect to incur future net losses and its transition to profitability is dependent upon, among other things, the successful commercialization of our products and the achievement of a level of revenues adequate to support the cost structure. Until we achieve profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. We intend to fund our future operations including meeting its covenants related to loan facility, through cash on hand, additional private and/or public offerings of debt or equity securities, cost-saving plan intended to reduce operating expenses and extend its cash runway, or a combination of the foregoing. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

As of December 31, 2025, we had approximately $26,017 in cash and cash equivalents and short-term bank deposits compared to $28,461 at December 31, 2024.

We have experienced cumulative losses of $452,078 from inception (August 11, 2011) through December 31, 2025 and have a stockholders’ equity of $67,922 at December 31, 2025. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our common stock and warrants to purchase shares of our common stock, receiving aggregate net proceeds totaling $307,133 and a credit facility of $25,795 as of December 31, 2025.

On June 9, 2022, we entered into a Credit Agreement (the “OrbiMed Credit Agreement”), with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), as the lender for a five-year senior secured credit facility in an aggregate principal amount of up to $50 million, of which $25 million was made available on the closing date and up to $25 million was to be made available on or prior to June 30, 2023, subject to certain revenue requirements.

On May 1, 2023, we entered into a Loan and Security Agreement, and Supplement thereto (the “LSA”), with our subsidiary, PsyInnovations, collectively as the borrowers (the “Borrowers”) and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The LSA provides for a four-year secured credit facility in an aggregate principal amount of up to $40,000 (the “Avenue Loan Facility”), of which $30,000 was made available on the closing date (the “Initial Tranche”) and up to $10,000 (the “Discretionary Tranche”) may be made available on the later of July 1, 2023, or the date the Avenue Lenders approve the issuance of the Discretionary Tranche. On May 1, 2023, the Borrowers closed on the Initial Tranche, less certain fees and expenses payable to or on behalf of the Avenue Lenders. As a result of the execution of the LSA and the funding of the Initial Tranche, we satisfied our prior OrbiMed Credit Agreement we previously executed with OrbiMed, on June 9, 2022, and terminated the OrbiMed Credit Agreement with Orbimed.

All obligations under the LSA are guaranteed by our wholly owned subsidiary, Labstyle. All obligations under the LSA, and the guarantees of those obligations, are secured by substantially all of our, PsyInnovations’ and the guarantor's assets. Subject to certain milestones set forth in the LSA, the Borrowers shall make monthly payments to the Avenue Lenders of the interest at the then effective rate. If the Borrowers fail to meet the milestones set forth in the LSA, the Borrowers shall make monthly principal installments in advance in an amount sufficient to fully amortize the Loan. The Borrowers shall repay amounts outstanding under the Avenue Loan Facility in full immediately upon an acceleration as a result of an event of default as set forth in the LSA.

During the term of the Avenue Loan Facility, interest payable in cash by the Borrowers shall accrue on any outstanding balance due under the Avenue Loan Facility at a rate per annum equal to the higher of (x) the sum of four one-half percent (4.50%) plus the prime rate as published in the Wall Street Journal and (y) twelve and one-half percent (12.50%). During an event of default, any outstanding amount under the Avenue Loan Facility will bear interest at a rate of 5.00% in excess of the otherwise applicable rate of interest. The Borrowers will pay certain fees with respect to the Avenue Loan Facility, including an upfront commitment fee, an administration fee and a prepayment premium, as well as certain other fees and expenses of the Avenue Lenders.

On February 15, 2024, we entered into the First Amendment to Loan and Security Agreement and Supplement (the “Avenue Amendment”) with the Avenue Lenders. Pursuant to the Avenue Amendment, the parties agreed to include the Merger Sub and Twill as parties to our existing Avenue Loan Facility with Avenue Lenders. In addition, the Avenue Amendment provides (i) that we will seek stockholder approval to reprice the warrants issued to the lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Twill Agreement and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $80.02 per share.

On December 16, 2024, we entered into the Third Amendment to Loan and Security Agreement and Supplement (the “Third Avenue Amendment”) with Avenue Lenders. Pursuant to the Third Avenue Amendment, the parties agreed to (i) amend the potential interest only period under the Avenue Loan Facility such that the existing interest only period ending on April 30, 2024 was extended by a period of six months provided that we net certain proceeds from an equity financing on or before March 31, 2025 in the aggregate; (ii) an additional sixth month interest only extension period was added, which is conditioned on our achieving a multi-million dollar net revenue milestone, with cash burn not to exceed a certain multi-million dollar level, for the trailing six month period ending September 30, 2025; (iii) the interest only period may not exceed a total of 36 months from the closing of the loan as of May 1, 2023; and (iv) the maturity date of the loan will be extended from May 1, 2027 to November 1, 2027, provided that we meet the foregoing amended milestones.

In addition, the Third Avenue Amendment provides (i) that we will seek stockholder approval to reprice the warrants issued to the Avenue Lenders on May 1, 2023 to permit an amendment to the exercise price of such warrants to the “minimum price” as defined by Nasdaq rules as of the closing of the Avenue Amendment (or $14.416 per share) and (ii) permit the Avenue Lenders, subject to Nasdaq rules, to convert up to two million of the principal amount of its loan to us at a conversion price of $17.30  per share.  On April 28, 2025, we held a special meeting of stockholders in which the stockholders approved the following: (i) reduce the exercise price of certain warrants to purchase 29,246 shares of Common Stock issued to Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. (collectively “Avenue”) to $14.42 per share, and (ii) to permit the conversion of up to two million dollars of the principal amount of the loan issued by Avenue to us at a conversion price of $17.30 per share.

In consideration for the Third Avenue Amendment, we agreed to pay a certain amendment fee at closing, and the exit payment due under the loan was increased by a certain amount, in addition to accrued interest and then outstanding principal. On April 30, 2025, the Avenue Loan Facility pursuant to the LSA was repaid in full.

On May 1, 2023, we executed an agreement (the “Preferred Agreement”) with existing holders of our Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”). Pursuant to the Preferred Agreement, we agreed to issue such holders of Series A-1 Preferred Stock up to an aggregate of an additional 19,103 shares of common stock, in addition to the 63,675 shares of common stock issuable upon conversion of the Series A-1 Preferred Stock, in consideration for such holders agreeing not to convert their shares of Series A-1 Preferred Stock. Such shares of common stock are issuable on the following dates, assuming the Series A-1 Preferred Stock has not yet been converted: (i) up to an aggregate of 3,184 shares of Common Stock before July 1, 2023, if not converted for at least one quarter, (ii) up to an aggregate of 6,368 shares of Common Stock before October 1, 2023, if not converted for at least two quarters, (iii) up to an aggregate of 9,551 shares of Common Stock before January 1, 2024, if not converted for at least three quarters, (iv) up to an aggregate of 12,735 shares of Common Stock before April 1, 2024, if not converted for at least four quarters, and (v) up to an aggregate of 19,103 shares of Common Stock before July 1, 2024, if not converted for at least five quarters. The holders of Series A-1 Preferred Stock will not be entitled to receive any such shares if the issuance of such shares will exceed a non-waivable 19.99% ownership blocker.

On February 15, 2024, we entered into securities purchase agreements (each, a “Series C Purchase Agreement”) with accredited investors relating to an offering (the “Series C Offering”) and the sale of an aggregate of (i) 17,307 shares of newly designated Series C Preferred Stock (the “Series C Preferred Stock”), and (ii) 4,000 shares of Series C-1 Preferred Stock (the “Series C-1 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. In addition, on February 16, 2024, we entered into Series C Purchase Agreements with accredited investors relating to the Series C Offering and the sale of an aggregate of 1,115 shares of Series C-2 Preferred Stock (the “Series C-2 Preferred Stock” and together with the Series C Preferred Stock and the Series C-1 Preferred Stock, the “Series C Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. We received aggregate gross proceeds of approximately $22,422 from the offering of preferred stock. The closing of the Series C Preferred Stock, Series C-1 Preferred Stock and Series C-2 Preferred Stock occurred on February 21, 2024.

On December 16, 2024, we entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of (i) 7,055 shares of newly designated Series D Preferred Stock, and (ii) 11,750 shares of Series D-1 Preferred Stock, at a purchase price of $1,000 for each share of preferred stock. We received aggregate gross proceeds of approximately $18,805 from the offering of preferred stock. The closing of the offering occurred on December 18, 2024.

On December 16, 2024, we and certain purchasers that were holders of our Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which we agreed to issue, subject to stockholder approval, up to forty percent (40%) of the shares of common stock issuable upon conversion of the preferred stock held by such purchaser, including dividend shares of common stock due upon conversion of these shares into shares of common stock , over the course of twelve (12) months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3) month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of common stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of common stock due upon conversion. Between May 23, 2025 and May 28, 2025, the Company and holders that previously entered into Lock-Up Agreements, entered into an Amended and Restated Lock-Up Agreement (the “A&R Lock-Up Agreement”) pursuant to which the holders agreed to extend the restrictive period previously provided in the Lock-Up Agreements until February 21, 2026 (the “Lock Up Period”) for the right to receive an additional 10% of the common stock underlying the Series B Preferred Stock and the Series C Preferred Stock held by the holders. On October 20, 2025, we and holders that previously entered into the Lock-Up Agreement and the A&R Lock-Up Agreement entered into a Second Amended and Restated Lock-Up Agreement (the “Second A&R Lock-Up Agreement”) pursuant to which the Lock-Up Period shall automatically terminate, and all share consideration shall be accelerated and immediately be issued by us in full (to the extent not already issued) upon (A) any merger or consolidation of our with or into another individual, entity, corporation, partnership, association, limited liability company, limited liability partnership, joint-stock company, trust or unincorporated organization, (B) any sale of all or substantially all of our assets in one transaction or a series of related transactions, or (C) any reclassification of the Common Stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property.

On February 21, 2026, all lockup shares were issued to the holders in the form of common stock and pre-funded warrants.

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

On April 28, 2025, we held a special meeting of stockholders in which the stockholders approved among other agenda items the (A) the issuance of shares of our common stock, in excess of 20% of our issued and outstanding shares of common stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 1,697,677 shares of common stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025 (the “Private Placements”), (ii) the issuance of up to 679,085 shares of common stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 208,754 shares of common stock issuable as share consideration provided under the Lock Up Agreements.

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

On April 30, 2025, we entered into a debt financing facility for up to $50 million (the “Callodine Loan Facility”) provided by Callodine (the “Callodine Lenders”). The capital refinances our existing credit facility, providing additional operational flexibility and supporting the commercial execution of our B2B2C strategy across pharmaceutical companies, self-insured employers and payer channels. Under the terms of the credit agreement (the "Callodine Credit Agreement"), we borrowed $32.5 million at closing. In addition, an aggregate of up to an additional $17.5 million is available to be drawn down at our option, based on the achievement of certain revenue thresholds. The Callodine Credit Agreement has a five-year term that matures in April 2030. In connection with the funding of the closing amount, we also issued a warrant to purchase 105,707 shares of our common stock, with an exercise price of $16.556. In addition, up to $2.5 million of the loaned amount can be converted into shares of our common stock at a price of $19.866 per share. With the refinancing and current cash on hand, we believe that deferring the debt amortization from the end of 2025 to 2028 will allow the time to generate funds from operations to support our cash flow.

On August 15, 2025, we did not meet one of the financial covenants under the Callodine Credit Agreement. Upon an Event of Default (as defined in the Callodine Credit Agreement) under the Callodine Credit Agreement, interest shall accrue to at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Callodine Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations, until paid. The Company notified Callodine of its intention to utilize an Equity Cure (as defined in the Callodine Credit Agreement) to address the event of default.

On November 5, 2025, we entered into an amendment (the “Callodine Credit Agreement Amendment”) to its existing Callodine Loan Facility, with the Callodine Lenders. Among other things, the Callodine Credit Agreement Amendment provides for (i) a reset of financial covenants and waives financial-covenant testing for the second and third quarters of 2025; (ii) the replacement of the existing minimum cash covenant to a $10,000,000 minimum consolidated unencumbered liquid assets covenant; (iii) a monthly 13-week cash-flow reporting requirement when liquidity is below $11,000,000 (subject to a certain EBITDA exception); (iv) a clarification that an additional funding of $2,500,000 by the Callodine Lenders is uncommitted and at the Callodine Lenders’ discretion; and (v) an increase in the exit fee by an additional $150,000 (which may be waived if a change-of-control prepayment fee is triggered). The Company paid an amendment fee of $150,000 to Callodine. In connection with the Callodine Credit Agreement Amendment, we also amended and restated the warrants issued to the Lenders upon the execution of the Callodine Loan Facility, to reduce the exercise price of the Callodine Lender Warrants from $16.556 (post reverse stock split) to $15.3495 per share as well as to reduce the conversion price of up to $2,500,000 of the Callodine Loan Facility from $19.866 (post reverse stock split) to $15.3495.

On September 22, 2025, we entered into securities purchase agreements with accredited investors relating to the offering and the sale of an aggregate of 1,154,420 shares of common stock and pre-funded warrants to purchase up to 1,558,760 shares of common stock, at a purchase price of $6.45 per share. We received aggregate gross proceeds of approximately $17,500 from the offering of common stock and pre-funded warrants. The closing of the offering occurred on September 23, 2025.

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

Cash Flows (dollar amounts in thousands)

The following tables sets forth selected cash flow information for the periods indicated:

	December 31,
	2025	2024
	$	$
Cash used in operating activities:	(25,941)	(38,562)
Cash used in investing activities:	(4,342)	(8,934)
Cash provided by financing activities:	24,313	38,531
	(5,970)	(8,965)

Net cash used in operating activities

Net cash used in operating activities was $25,941 for the year ended December 31, 2025, compared to $38,562 used in operations for the year ended December 31, 2024. Cash used in operations decreased mainly due to the decrease in our operating expenses and a decrease in our working capital, specifically due to efficiencies and post-merger activities.

Net cash used in investing activities

Net cash used for investing activities was $4,342 for the year ended December 31, 2025, compared to cash used in investing activities of $8,934 for the year ended December 31, 2024. The decrease is mainly due to the acquisition of Twill in the year ended December 31, 2024, compared to the year ended December 31, 2025.

Net cash provided by financing activities

Net cash provided by financing activities was $24,313 for the year ended December 31, 2025, compared to $38,531 for the year ended December 31, 2024. During the year ended December 31, 2025, we raised net proceeds in an amount of approximately $24,128 through our January and September 2025 offerings and net proceeds in an amount of approximately $185 through the refinance with the Callodine Loan Facility Lenders.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024.  The Company implemented the new income tax disclosures prospectively. The implementation of ASU 2023-09 affected disclosures only and had no impact on the Company’s financial condition or results of operations (See Note 15 Taxes on Income).

Recently issued accounting pronouncements, not yet adopted:

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. ASU 2025-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2025-06 will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto, are set forth on pages F-5 through F-56 of this Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2025, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting on December 31, 2025.

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

Name	Age	Position(s)
Erez Raphael	52	Chief Executive Officer and Director
Chen Franco-Yehuda	42	Chief Financial Officer, Treasurer and Secretary
Steven Nelson	53	Chief Commercial Officer
Yoav Shaked	54	Chairman of the Board of Directors
Dennis Matheis	65	Director
Hila Karah	57	Director
Dennis M. McGrath	69	Director
Lawrence Leisure	75	Director
Adam Stern	61	Director

Erez Raphael has served as our Chief Executive Officer since August 9, 2013. Mr. Raphael served as Chairman of the Board of Directors from November 2014 to July 2018, and as a director from November 2014 to the present. He previously and until October 2012 served as our Vice President of Research and Development. Mr. Raphael has over 17 years of industry experience, having been responsible in his career for product delivery, technology and business development. Prior to joining us, from 2010 to 2012, Mr. Raphael served as Head of Business Operations for Nokia Siemens Networks, where he was responsible for establishing and implementing a new portfolio business unit directed towards marketing and sales of complimentary products. Prior to that, from 1998 to 2010, he held increasingly senior positions at Amdocs Limited (Nasdaq: DOX) where he was ultimately responsible for advising the Chief Technology Officer and implementing matters of overall business strategy. Mr. Raphael holds a B.A. in economics and business management from Haifa University. We believe Mr. Raphael is qualified to serve on our Board of Directors because of his extensive experience with technology companies and in sales and marketing.

Chen Franco-Yehuda has served as the Company’s Chief Financial Officer, Treasurer and Secretary, since May 15, 2025. Prior to joining our company, Ms. Franco-Yehuda served as Chief Financial Officer, Treasurer and Secretary of Pluri Inc. (Nasdaq, TASE: PLUR), from March 2019 to October 2024. Prior to that, Ms. Franco-Yehuda served as Pluri’s Head of Accounting and Financial Reporting since July 2016, and Pluri’s Corporate Controller since May 2013. Before joining Pluri, from October 2008 to April 2013, Ms. Franco-Yehuda served as a manager of audit groups relating to public and private companies in various industries at PricewaterhouseCoopers (PwC) and also as a lecturer of accounting classes at the Open University of Israel from 2009 to 2014. Ms. Franco-Yehuda also served as a board member and a member of the audit and compensation committee at Brenmiller Energy Ltd. (Nasdaq: BRNG) between August 2022 to August 2025. Ms. Franco-Yehuda holds a Bachelor’s degree in economics and accounting with high honors from Haifa University and is a certified public accountant in Israel.

Steven C. Nelson has served as our Chief Commercial Officer since June 5, 2024, and as our President since July 10, 2025. From October 2018 to September 2023, Mr. Nelson served as President and Chief Executive Officer of Contigo Health, a Premier Inc. subsidiary, where he previously served as Chief Operating Officer from 2017 to 2018, Vice President of Strategy, Planning, & Innovation from 2015 to 2016 and Chief of Staff in 2016. From 2007 to 2014, he served as Senior Vice President of Strategy, Product, & Marketing at Highmark Inc., a healthcare company. Prior to Highmark, from 2012 to 2014, he served as the Senior Vice President of Executive Oversight at Allegheny Health Network, a healthcare company. Earlier in his career, Mr. Nelson was a Senior Vice President for GNC Holdings, LLC, General Manager of Brand Marketing and Promotions for MET-Rx Nutrition Inc., Vice President of International Marketing for 141 Communicator, and Director of Marketing & Omnicom Integration for GMR Marketing LLC. Mr. Nelson holds a Bachelor of Science in education from the University of Pittsburgh at Johnstown and a Master of Arts in Business Administration from Ohio University.

Yoav Shaked has served as the Chairman of our Board of Directors since July 5, 2018. Since 2011, Mr. Shaked has served as a partner at Sequoia Capital, a leading global venture capital firm. In 2005, he co-founded Medpoint Ltd., a private medical device distribution company offering a wide range of medical products. Previously, he founded and served as Chief Executive Officer of Y-Med Inc. from May 2004 until its sale to C.R. Bard, Inc. in November 2009. After the sale of Y-Med Inc., Mr. Shaked served as the director of research at ThermopeutiX, a developer of innovative products for strokes and peripheral artery diseases. Mr. Shaked currently serves on the board of directors of several biotechnology companies, including Endospan Ltd., Vibrant Ltd., G&G Biotechnology Ltd., and Orasis Pharmaceuticals, Ltd., the latter of which he serves as Chairman of the board. Mr. Shaked has a B.A. in biology from The Hebrew University of Jerusalem. We believe that Mr. Shaked is qualified to serve as Chairman of the Board because of his extensive experience both in biotechnology companies and in the venture capital realm.

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

Hila Karah has been a director of our company since November 23, 2014. Ms. Karah has extensive experience in business consulting and as an investor in high-tech, biotech, and internet companies. Ms. Karah serves as a managing partner at Pitango HealthTech VC. From 2006 to 2013, she served as a partner and Chief Investment Officer of Eurotrust Ltd., a family office. From 2002 to 2005, she served as a research analyst at Perceptive Life Sciences Ltd., a New York-based hedge fund.  Prior to that, Ms. Karah served as research analyst at Oracle Partners Ltd., a health care-focused hedge fund.  Ms. Karah has served as a director in several private and public companies including Intec Pharma, since 2009 and Cyren Ltd since 2008. Ms. Karah holds a B.A. in molecular and cell biology from the University of California, Berkeley, and studied at the University of California, Berkeley-University of California, San Francisco Joint Medical Program.  We

believe Ms. Karah is qualified to serve on our Board of Directors because of her experience as an investor in and advisor to high-tech, biotech and internet companies.

Dennis M. McGrath has been a director of our company since November 12, 2013. Mr. McGrath is a seasoned medical device, diagnostic, and pharma industry executive with extensive public company leadership experience possessing a broad range of skills in corporate finance, business development, corporate strategy, operations, and administration. After an 18 year career at PhotoMedex, Inc. (Nasdaq: PHMD), he joined PAVmed, Inc (Nasdaq: PAVM, PAVMZ), a multi-product, commercial stage, medical technology company in 2017 and presently serves as its President and Chief Financial Officer. Additionally, upon the IPO of PAVmed’s majority owned subsidiary, Lucid Diagnostics, Inc. (Nasdaq: LUCD) he was appointed its Chief Financial Officer. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc. in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. Mr. McGrath presently serves as a director and audit chair of several healthcare companies, including Citius Pharmaceuticals (Nasdaq: CTXR), Citius Oncology, Inc. (Nasdaq: CTOR), LivProcess, Inc.,  and as a founding member and director from its inception in 2014 until 2024 of Cagent Vascular, Inc. Formerly, from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves as the Chairman emeritus of the Board of Trustees for Manor College. We believe Mr. McGrath is qualified to serve on our Board of Directors because of his financial and accounting expertise and his experiences serving as an officer and director of public and private companies, particularly in the healthcare industry.

Lawrence Leisure has been a director of our company since February 25, 2025. Mr. Leisure has extensive business experience consulting and advising in the senior living, provider services, value based care and technology enabled services sectors. Since 2014, Mr. Leisure has served as the Co-Founder and Co-Managing Partner of Chicago Pacific Founders, a private equity firm focused on digital and AI-enabled businesses, and those serving the senior population. Mr. Leisure is serving on the board of directors and the compensation committee of P3 Health Partners Inc. (Nasdaq: PIII), a publicly traded health management company. Mr. Leisure has also served on the board of directors of several private companies backed by Chicago Pacific Founders as well as several venture capital backed companies. Prior to Chicago Pacific Partners, Mr. Leisure held senior management roles at Accenture, PricewaterhouseCoopers, Towers Perrin, Kaiser Foundation Health Plans and UnitedHealth Group. Mr. Leisure was also employed by the venture capital firm, Kleiner Perkins, as an Operating Partner within the Life Sciences & Digital Health Practice. Mr. Leisure is a Senior Advisor at the Mussalem Center for BIODESIGN at Stanford University.  Mr. Leisure holds a B.A. from Stanford University and an MBA from the University of California-Los Angeles Anderson School of Management. We believe Mr. Leisure is qualified to serve on our Board of Directors because of his accounting expertise and his experiences serving as an officer and director of public and private companies.

Adam Stern has been a director of our company since March 1, 2020 and previously served on our board of directors between October 2011 and May 2014. Mr. Stern serves as the Head of Private Equity, Merchant & Venture Banking at ThinkEquity LLC, specializing in providing principal investment capital and strategic advisory services to high-growth private companies across technology, life sciences, and emerging growth sectors. Prior to that, Mr. Stern was the Head Private Equity Banking at Aegis Capital Corp. and CEO of SternAegis Ventures since 2012 . Prior to Aegis, from 1997 to November 2012, he was with Spencer Trask Ventures, Inc., as a Senior Managing Director, where he managed the structured finance group focusing primarily on the technology and life science sectors. Mr. Stern held increasingly responsible positions from 1989 to 1997 with Josephthal & Co., Inc., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing. He has been a FINRA licensed securities broker since 1987 and a General Securities Principal since 1991. Mr. Stern holds Series 7, 8, 9, 10, 24, 63, and 79 licenses and received a Bachelor of Arts degree with honors from The University of South Florida in 1997. We believe Mr. Stern is qualified to serve on our Board of Directors because of his experience in the capital markets, his experiences serving as a director of public and private companies and his experience with life sciences companies.

Board Composition

Our business is managed under the direction of our Board of Directors. Our Board of Directors currently consists of seven members and one observer.

Pursuant to the Callodine Loan Facility, the Callodine Lenders have appointed one representative to attend all meetings of the Board of Directors (the “Board Observer”) in a non-voting capacity during the term of the Callodine Credit Agreement. The Board Observer is required to keep all information provided by the Company confidential, and we reserve the right to exclude the Board Observer from accessing any materials, meetings, or portions thereof if (a) the Board of Directors, based upon advice from counsel, believes that exclusion is necessary to protect attorney-client privilege or confidential information, or (b) the Board of Directors reasonably believes that such access could significantly impact the Board of Directors’ consideration of a specific matter.

Pursuant to the terms of the placement agency agreement between us and Aegis Capital Corp. (“Aegis”), dated October 22, 2019, we granted Aegis the right to nominate an individual to the Board of Directors for a period of three years, which resulted in the appointment of Mr. Stern to serve on our Board of Directors.

Except for the foregoing, there are no arrangements between our directors and any other person pursuant to which our directors were nominated or elected for their positions.

Except as set forth herein, none of our directors or executive officers have been involved, in the past ten years and in a manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer, in any of those “Certain Legal Proceedings” more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws. Additionally, none of our directors or executive officers have been involved in any material proceedings to which such director or executive officer was a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Meetings of the Board

Our Board of Directors met in person or telephonically seven times during the fiscal year ended December 31, 2025 and acted by unanimous written consent on eleven occasions. Each member of our then current Board of Directors was present for at least 86% or more of the Board of Directors meetings held.

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

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which is reviewed annually) and performs several functions. The Audit Committee charter is available on our website at www.dariohealth.investorroom.com under the “For Investors--Corporate Governance” section. The Audit Committee:

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

The Audit Committee met telephonically on five occasions during the fiscal year ended December 31, 2025 and acted by unanimous written consent on four occasions. Each of the members of the Audit Committee attended 100% of the meetings held by the Audit Committee during the time each director served as a member of the committee.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Shaked, McGrath and Ms. Karah. Mr. McGrath is the Chairman of the Compensation Committee.

The Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter (which is reviewed annually) and performs several functions. The Compensation Committee charter is available on our website at www.dariohealth.investorroom.com under the “For Investors--Corporate Governance” section.

The Compensation Committee has the authority to directly engage, at our expense, any compensation to consultants, or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

The Compensation Committee met in person on one occasion during the fiscal year ended December 31, 2025 and acted by unanimous written consent on twelve occasions. Each of the members of the Compensation Committee attended 100% of the meetings held by the Compensation Committee during the time each director served as a member of the committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Messers. Matheis and Shaked. Mr. Matheis is the Chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our company. The Nominating and Corporate Governance Committee operates under a written charter, which is reviewed and evaluated at least annually.

The Nominating and Corporate Governance Committee acted by unanimous written consent on five occasions during the fiscal year ended December 31, 2025.

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

Code of Ethics

On May 15, 2022, our Board of Directors adopted our updated Code of Conduct which is available on our website at https://dariohealth.investorroom.com/CorporateGovernance.

The information on our website is not incorporated by reference into this Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address specified above.

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

Item 11.    Executive Compensation

The following table summarizes compensation of our named executive officers, as of December 31, 2025 and 2024.

Summary Compensation Table

								Option		Non-equity	Non-qualified	All Other
Name and								Awards		incentive plan	incentive plan	Compensation		Total
Principal Position	Year	Salary ($)*		Bonus ($)		Stock Awards		($)**		compensation	compensation	($)		($)
Erez Raphael	2025	$483,366	(1)	$249,860	(2)	$425,400	(3)	$—		—	—	$191,512	(4)	$1,350,138
(Chief Executive Officer)	2024	$448,293	(1)	$—	(2)	$1,344,000	(3)	$—		—	—	$169,791	(4)	$1,962,084

Chen Franco Yehuda	2025	$201,449	(5)	—		$362,950	(6)	$—		—	—	$53,922	(7)	$618,321
(Chief Financial Officer)	2024	$—	(5)	—		$—	(6)	$—		—	—	$—	(7)	$—

Zvi Ben David	2025	$274,259	(8)	—		$—	(9)	$—		—	—	$76,581	(10)	$350,840
(Former Chief Financial Officer)	2024	$327,311	(8)	—		$672,000	(9)	$—		—	—	$87,144	(10)	$1,086,455

Steven Nelson	2025	$400,004	(11)	$—		$212,700		$—	(12)	—	—	$78,203	(13)	$690,907
(Chief Commercial Officer) (20)	2024	$212,308	(11)	$—		$—		$532,500	(12)	—	—	$44,564	(13)	$789,372

*	Certain compensation paid by the company is denominated in NIS. Such compensation is calculated for purposes of this table based on the annual average currency exchange for such period.
**

Amount shown does not reflect dollar amount actually received. Instead, this amount reflects the aggregate grant date fair value of each stock option granted in the fiscal years ended December 31, 2025, and December 31, 2024, computed in accordance with the provisions of ASC 718 “Compensation-Stock Compensation” (“ASC 718”). Assumptions used in accordance with ASC 718 are included in Note 16 to our consolidated financial statements included in this Annual Report.

(1)	In accordance with his second amendment to the employment agreement with our company effective August 11, 2013, Mr. Raphael was initially entitled to a monthly salary of NIS 44,000. Since August 2013, the Compensation Committee has approved several increases to Mr. Raphael’s monthly salary, most recently on April 1, 2021, when his monthly salary was increased to NIS 137,466 (approximately $37,078 per month).
(2)	In January 2025, Mr. Raphael was paid a bonus of $249,860 for his performance during 2024.
(3)	On September 11, 2025, Mr. Raphael was granted 60,000 restricted shares of our common stock under our 2020 Equity Incentive Plan. On March 6, 2024, Mr. Raphael was granted 40,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.
(4)	In addition to his salary, Mr. Raphael is entitled to receive a leased automobile and mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(5)	In accordance with her employment agreement with our Company effective May 15, 2025, Ms. Franco is entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 82,000 (approximately $26,000).
(6)	On April 18, 2025, the Board of Directors appointed Ms. Chen Franco-Yehuda to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective as of May 15, 2025. In connection with her appointment, the Company agreed to issue Ms. Franco-Yehuda 25,000 restricted shares of the Company’s common stock, pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended. On September 11, 2025, Ms. Franco was granted 5,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.

(7)	In addition to her salary, Ms. Chen Franco-Yehuda is entitled to receive a mobile phone during her employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of her “All Other Compensation.”
(8)	In accordance with his employment agreement with our company effective January 8, 2015, Mr. Ben David was initially entitled to a monthly salary and additional compensation (excluding social benefits under applicable Israeli law) of NIS 31,200 (approximately $8,415) for providing eighty percent of his working time to our company. Beginning on March 1, 2015, Mr. Ben David began working for us on a full-time basis pursuant to the terms of his employment agreement at which point Mr. Ben David’s salary was increased to NIS 39,000 (approximately $10,519 per month. Since March 2015, the Compensation Committee has approved several increases to Mr. Ben David’s salary, on March 1, 2024, when his monthly salary was updated to NIS 105,000 (approximately $28,471). On April 18, 2025, the Company, through its wholly owned subsidiary Labstyle Innovation Ltd., executed a Termination of Employment and Separation Agreement with Mr. Ben David, pursuant to which Mr. Ben David’s position as Chief Financial Officer, Secretary and Treasurer, terminated effective May 15, 2025. We also agreed to pay Mr. Ben-David, in lieu of his notice period and accrued vacation, a reduced monthly payment of 52,500 NIS (approximately $14,266) for the period from July 1, 2025 through December 31, 2025, and 47,775 NIS (approximately $12,982) for the period January 1, 2026 through October 31, 2027. The amounts payable to Mr. Ben David pursuant to the Termination of Employment and Separation Agreement are reflected in the compensation amounts reported in the table above.
(9)	On March 6, 2024, Mr. Ben David was granted 20,000 restricted shares of our common stock under our 2020 Equity Incentive Plan.
(10)	In addition to his salary, Mr. Ben David was entitled to receive a mobile phone during his employment as well as reimbursements for expenses accrued. These benefits, as well as other social benefits under Israeli law, are included as part of his “All Other Compensation.”
(11)	In accordance with his employment agreement, effective in June 2024, Mr. Nelson was entitled to a monthly salary of $33,333.33.
(12)	On June 5, 2024, Mr. Nelson was granted 25,000 options to purchase shares of our common stock as an inducement grant pursuant to Nasdaq Listing Rule 5635 (c)(4), at an exercise price of $27.00 per share.
(13)	In addition to his salary, Mr. Nelson is entitled to participate in any and other benefit plans and programs that we may offer to our employees from time to time according to the terms of such plans and the Company’s practices and policies as well as reimbursements for expenses accrued. These benefits are included as part of his “All Other Compensation.”

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

On July 25, 2017, we, through our Israeli subsidiary, LabStyle Innovation Ltd., executed an Amended and Restated Employment Agreement with Mr. Raphael. Pursuant to the agreement, Mr. Raphael kept his monthly salary and shall be eligible for an annual bonus equal to up to 60% of his annual base salary. In the event Mr. Raphael’s employment agreement is terminated by us at will, by Mr. Raphael for good reason as provided thereby, or in conjunction with a change of control, Mr. Raphael shall be entitled to receive 24 months base salary and severance payment pursuant to applicable Israeli severance law, provided, however, that in the event such termination occurs during the final year of the term, or within the last 6 months of a renewal period of the term, Mr. Raphael shall be entitled to receive 12 months base salary and severance payment pursuant to applicable Israeli severance law. In the event the employment agreement is terminated by us for cause, Mr. Raphael will only be entitled to a severance pay under applicable Israeli severance law. Mr. Raphael’s employment agreement also includes a one-year non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Under the terms of the agreement, Mr. Raphael is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and car and mobile phone allowances. On February 12, 2020, we extended Mr. Raphael’s employment term to expire on December 31, 2022. The employment agreement has since renewed automatically, continuing for additional one-year terms. According to the agreement, if we and Mr. Raphael do not mutually agree to extend or terminate the agreement before the end of any set term, as is the current situation, the employment agreement will automatically renew and continue for additional one-year terms following the expiration date.

Chen Franco-Yehuda, Chief Financial Officer, Treasurer and Secretary — On April 18, 2025, the Board appointed Ms. Franco-Yehuda, as our Chief Financial Officer, Treasurer and Secretary effective May 15, 2025. In connection with her appointment, we, through our wholly owned subsidiary Labstyle Innovation Ltd., entered into an employment agreement and a standard indemnification agreement with Ms. Franco-Yehuda. Pursuant to the terms of her Employment Agreement, we agreed to pay Ms. Franco-Yehuda a monthly salary of NIS 82,000 (approximately $26,000), as well as a target bonus equal to a gross amount of up to six times her base salary, subject to meeting certain milestones as annually approved by the Compensation Committee and/or the Board.

Ms. Franco-Yehuda’s employment agreement may be terminated by either party at will upon 90 days prior written notice or terminated by us for cause, as defined under the employment agreement. In the event the employment agreement is terminated by us or by her at will, Ms. Franco-Yehuda shall be entitled to receive a minimum of 90 days of severance plus any required severance payment pursuant to applicable Israeli severance law, including an adjustment period where she will continue to receive severance (whereby Ms. Franco will accrue one month of an adjustment period for each year of her employment, commencing as of April 27, 2025, but in no event will the adjustment period exceed six (6) months in the aggregate). In the event the employment agreement is terminated by the Company for cause, Ms. Franco-Yehuda will only be entitled to a severance pay under applicable Israeli severance law. In the event of a change of control of the Company, Ms. Franco-Yehuda will be entitled to a six (6) month adjustment period and a full acceleration of any unvested awards. The Employment Agreement also includes a twelve-month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of her company-related inventions to the company. Under the terms of the Employment Agreement, Ms. Franco-Yehuda is entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and mobile phone allowances.

In addition, we issued to Ms. Franco-Yehuda 25,000 restricted shares of Common Stock, pursuant to our Amended and Restated 2020 Equity Incentive Plan, as amended. The restricted shares vest over three years, with one third of such shares vesting on April 27, 2026, and the remaining shares vesting in equal quarterly amounts.

On September 11, 2025, we issued 5,000 restricted shares Common Stock to Ms. Chen Franco-Yehuda, pursuant to our Amended and Restated 2020 Equity Incentive Plan. The restricted shares vest in two equal installments on the last day of each successive annual anniversary after the grant date over a two-year period.

Steven Nelson, Chief Commercial Officer and President – On June 5, 2024, we appointed Mr. Nelson as our Chief Commercial Officer. In connection with Mr. Nelson’s appointment, we agreed to pay Mr. Nelson an annual base salary of $400,000. Mr. Nelson shall also be subject to a six-month non-competition and one-year non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions. Mr. Nelson will also be entitled to certain expense reimbursements and other standard benefits, including vacation and sick leave. In addition, Mr. Nelson will be entitled to receive an annual incentive bonus of up to $400,000, subject to certain milestones and performance targets. In conjunction with his appointment as Chief Commercial Officer, we agreed to issue Mr. Nelson a stock option to purchase up to 25,000 shares of common stock, with such shares vesting over three years, with one third of such shares vesting on June 1, 2025, and the remaining shares vesting in equal quarterly amounts. In addition, we agreed to issue Mr. Nelson a stock option to purchase 20,000 shares of common stock, of which 7,500 shares commence vest upon our achieving 92% of a targeted revenue amount for the year ended December 31, 2024, and the remaining balance of 12,500 shares if the annual revenue is 100% or more of a targeted amount, provided, however that such options shall be canceled if the annual revenue does not reach at least 92% of the targeted amount. We also agreed to issue Mr. Nelson a stock option to purchase 22,500 shares of common stock, for each of the years ending December 31, 2025, December 31, 2026 and December 2027, of which 7,500 shares commence vesting if the Company’s annual revenue is at least 92% of a targeted amount, 7,500 shares commence vesting if the Company’s annual revenue is 100% or more of the targeted amount and an additional 7,500 shares will commence vesting upon reaching certain annual goals as determined by the Company’s Board of Directors for such fiscal year, provided, however that such options shall be canceled if the annual revenue does not reach at least 92% of the targeted amount. Each of the performance options vests over a three-year period commencing on the first day of the following fiscal year to which such option relates, at the rate of 8.33% per quarter, at the last day of the relevant fiscal quarter. All options were granted as an inducement material to Mr. Nelson becoming an employee of the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). On September 11, 2025, we issued 30,000 restricted shares of Common Stock to Mr. Nelson, pursuant to our Amended and Restated 2020 Equity Incentive Plan. The restricted share vest on the last day of the second-year anniversary after the grant date.

Zvi Ben David, Former Chief Financial Officer, Treasurer and Secretary – On January 8, 2015, LabStyle Innovation Ltd., our Israeli subsidiary, entered into a Personal Employment Agreement with Mr. Ben David. Pursuant to the terms of his employment agreement, as amended, Mr. Ben David is entitled to a monthly salary of NIS 105,000 (approximately $28,471) and a target bonus equal to 40% of his base salary.

The employment agreement also included a twelve-month non-competition and non-solicitation provision, certain confidentiality covenants and assignment of any of his company-related inventions to the company. Under the terms of the employment agreement, Mr. Ben David was entitled to certain expense reimbursements and other standard benefits, including vacation, sick leave, contributions to a manager’s insurance policy and study fund and mobile phone allowances. On April 18, 2025, the Company, through its wholly owned subsidiary Labstyle Innovation Ltd., executed a Termination of Employment and Separation Agreement with Mr. Ben David, pursuant to which Mr. Ben David’s position as Chief Financial Officer, Secretary and Treasurer, terminated effective May 15, 2025. We also agreed to pay Mr. Ben-David, in lieu of his notice period and accrued vacation, a reduced monthly payment of 52,500 NIS (approximately $14,266) for the period from July 1, 2025 through December 31, 2025, and 47,775 NIS (approximately $12,982) for the period January 1, 2026 through October 31, 2027.

Outstanding Equity Awards on December 31, 2025

	Option Awards						Stock Awards
				Equity
				incentive
				plan awards:
	Number of	Number of		Number of					Market
	securities	securities		securities					value
	underlying	underlying		underlying			Number of		of shares
	unexercised	unexercised		unexercised	Option	Option	shares that		that
	options (#)	options (#)		unearned	exercise	expiration	have not		have not
Name	exercisable	unexercisable		options (#)	price ($)	date	vested (#)		vested ($)
Erez Raphael	—	—		—	$—	—	60,000	(1)	$425,400
(Chief Executive Officer)
Chen Franco Yehuda	—	—		—	—	—	25,000	(2)	$327,500
(Chief Financial Officer, Secretary and Treasurer)	—	—		—	—	—	5,000	(3)	$35,450
Zvi Ben David	1,391	—		—	$154.72	February 12, 2026	—		—
(Former Chief Financial Officer, Secretary and Treasurer)
Steven Nelson	12,500	12,500	(4)	—	$27.00	June 5, 2034	30,000	(5)	$212,700
(Chief Commercial Officer and President)
Total Option Shares	13,891	12,500					120,000
(1)60,000 stock awards shall vest in two equal installments of 30,000 on the last day of each successive annual anniversary after the grant date over a two-year period.
(2)25,000 stock awards vest as follows: (a) 8,334 RSUs vest on April 27, 2026; and (b) 16,666 RSUs vest in eight equal quarterly installments of 2,083 on July 27, 2026, and every three months thereafter.
(3)5,000 stock awards shall vest in two equal installments of 2,500 on the last day of each successive annual anniversary after the grant date over a two-year period.
(4)12,500 vests in 6 equal quarterly amounts over the following two years.
(5)30,000 stock awards shall vest on the last day of the second-year anniversary after the grant date.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission that were likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates.

Non-Employee Director Remuneration Policy

In March 2013, our Board of Directors adopted the following non-employee director remuneration policy:

Cash Payments

Our non-employee directors (currently Messrs. Shaked, Matheis, McGrath, Leisure, Stern and Ms. Karah) will receive the following cash payments for each fiscal year: (i) $50,000 per year, to be paid quarterly in arrears and (ii) $20,000 for Board committee service, to be paid quarterly in arrears. Commencing the second quarter of 2024 Messrs Shaked, Mathies, Leisure, Stern and Ms. Karah have waived their cash compensation.

Stock and Option Awards

On February 24, 2025, our Compensation Committee of our Board of Directors, (i) approved to accelerate the vesting of 1,750 restricted shares of our Common Stock; (ii) approved the grant of 1,500 restricted shares of Common Stock to Mr. Kaplan.

On September 11, 2025, the Compensation Committee approved the following issuances, pursuant to our Amended and Restated 2020 Equity Incentive Plan: (i) 20,000 restricted shares of our Common Stock to each of Mr. Shaked, and Ms. Karah. The restricted shares vest in two equal installments on the last day of each successive annual anniversary after the grant date over a two-year period; and (ii) 20,000 restricted shares of our Common Stock to each of Mr. Matheis, Mr. McGrath, Mr. Stern and Mr. Leisure. The restricted share vest on the last day of the second-year anniversary after the grant date. All such grants include a change in control section that accelerates the vesting day in case of change in control event.

Compensation Committee Review

The Compensation Committee shall, if it deems necessary or prudent in its discretion, reevaluate and approve each year the cash and equity awards (amount and manner or method of payment) to be made to non-employee directors for such fiscal year. In making this determination, the Compensation Committee shall utilize such market standard metrics as it deems appropriate, including, without limitation, an analysis of cash compensation paid to independent directors of our peer group.

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

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2025:

		Fees Paid						Non-
		or					Non-equity	qualified
Name and		Earned in			Option		incentive	deferred	All other
Principal		Cash	Stock		Awards		plan	compensation	compensation
Position	Year	($)	Awards		($)*		compensation	earnings	($)	Total ($)
Dennis McGrath	2025	$70,000	$141,800	(1)	$—		$—	$—	$—	$211,800

Jon Kaplan (9)	2025	$—	$20,784	(2)	$—		$—	$—	$—	$20,784

Dennis Matheis	2025	$—	$141,800	(3)	$—	(4)	$—	$—	$—	$141,800

Hila Karah	2025	$—	$141,800	(5)	$—		$—	$—	$—	$141,800

Yoav Shaked	2025	$—	$141,800	(6)	$—		$—	$—	$—	$141,800

Adam Stern	2025	$—	$141,800	(7)	$—		$—	$—	$—	$141,800

Lawrence Leisure	2025	$—	$141,800	(8)	$—		$—	$—	$—	$141,800
(1)	7,738 stock awards are outstanding as of December 31, 2025.
(2)	5,579 stock awards are outstanding as of December 31, 2025.
(3)	6,881 stock awards are outstanding as of December 31, 2025.
(4)	2,750 option awards are outstanding as of December 31, 2025.
(5)	10,965 stock awards are outstanding as of December 31, 2025.
(6)	13,665 stock awards are outstanding as of December 31, 2025.
(7)	8,918 stock awards are outstanding as of December 31, 2025.
(8)	12,900 stock awards are outstanding as of December 31, 2025.
(9)	Mr. Kaplan resigned from the Board of Directors on February 23, 2025.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2026 by:

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

		Percent of
	Shares of	Common
	Common	Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Stock Owned	Owned (1)
Officers and Directors
Erez Raphael (2)	99,326	1.5%
Chen Franco-Yehuda (3)	8,334	*	%
Steven C. Nelson (4)	19,334	*	%
Dennis M. McGrath	7,738	*	%
Lawrence Leisure	17,900	*	%
Hila Karah	10,965	*	%
Yoav Shaked	13,665	*	%
Adam Stern (5)	61,440	*	%
Dennis Mathies (6)	11,346	*	%
All Executive Officers and Directors as a group (9 persons) **	250,048	3.4%

5% Stockholders
Nantahala Capital Management, LLC. (7)	729,311	9.9%
Tasso Partners, LLC. (8)	729,311	9.9%
Craig Kallman 2015 Living Trust (9)	729,311	9.9%
*	less than 1%.
(1)	Percentage ownership is based on 7,300,406 shares of our common stock outstanding as of March 11, 2026 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which exercisable within 60 days of such date.
(2)	Includes 1,894 shares of our common stock, held by Dicilyon Consulting and Investment Ltd. Erez Raphael is the natural person with voting and dispositive power over our securities held by Dicilyon Consulting and Investment Ltd. The address of Dicilyon Consulting and Investment Ltd. is 10 Nataf St., Ramat Hasharon 4704063, Israel.
(3)	Includes 8,334 restricted shares which vest within 60 days.
(4)	Includes 14,584 vested options to purchase common stock and 4,750 shares of common stock purchased privately as reported on Form 4.
(5)	Includes warrants exercisable into 25,383 shares of common stock. subject to a contractual beneficial ownership limitation of 4.99%.
(6)	Includes 2,750 vested options to purchase common stock.
(7)	Based on information contained in Form 13G/A filed with the SEC on February 13, 20256, and data provided by the holder. (i) 610,691 shares of Common Stock and (ii) 1,140,444 pre-funded warrants to purchase Common Stock, subject to a contractual beneficial ownership limitation of 9.99%.

(8)	Based on information contained in Form 13G/A filed with the SEC on November 12, 2025. Consists of (i) 712,871 shares of common stock and (ii) pre-funded warrants exercisable into 1,113,078 shares of common stock, which contain a contractually stipulated 9.99% ownership restriction and which are beneficially owned by Dana Carrera, which is the trustee of GCL Family Trust, and included pursuant to Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended.
(9)	Based on information contained in Form 13G filed with the SEC on December 16, 2025, and data provided by the holder. Includes (i) 604,803 shares of common stock held by the Reporting Person, and (ii) pre-funded warrants exercisable into 124,031 shares of common stock, which contain a contractually stipulated 9.99% ownership restriction (and which are beneficially owned by Craig Kallman, who is the trustee of the Trust), and included pursuant to Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended.

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

On December 28, 2023, we entered into a placement agency agreement with Aegis, as amended on January 31, 2024, with respect to the offering of the Series C Preferred Stock. Pursuant to the terms of the placement agency agreement, in connection with each closing of the offering, we agreed to pay Aegis an aggregate cash fee representing 10% of aggregate proceeds raised in the offering (and fees representing 5% and 1.5% for certain company introduced investors), non-accountable expense allowance representing 3% of aggregate proceeds raised in the offering (and fees representing 1.5% and none for certain Company introduced investors). In addition, we will issue to Aegis or its designees warrants to purchase shares of common stock representing 14.5% of the equivalent shares of Common Stock issuable upon initial conversion of the Series C Preferred Stock at an exercise price equal to the consolidated bid price of the common stock as of the date of such closing. The placement agent warrant provides for a cashless exercise feature and are exercisable for a period of five years from the date of closing. We also granted the Aegis the right of first refusal, for a twelve (12) month period after the final closing of the offering, to serve as the Company’s lead or co-placement agent for any proposed private placement of our securities (equity or debt) that is proposed to be consummated to investors in the United States with the assistance of a registered broker dealer.

Adam Stern, a member of our Board of Directors, has an interest, and received fees due to Aegis.

On April 3, 2020, we entered into a financial advisory agreement with Aegis Capital Corp., pursuant to which we agreed to pay Aegis certain a fee of up to 3% of any proceeds from sales derived by us through commercial transactions entered into with parties introduced by Aegis. In addition, on April 3, 2020, we entered into a Sales Fee Agreement with Aegis, pursuant to which we agreed to pay Aegis a fee of up 4.5% of consideration we may receive in a business development transaction (including, any joint-venture, partnership, strategic collaboration or investment, licensing transaction, co-promotion or distribution agreement or other profit or revenue sharing, or similar business arrangement)

from parties introduced by Aegis. To date, we have not paid Aegis any fees as a result of these agreements. Adam Stern, a member of our Board, has an interest, and will receive fees due, to Aegis.

On September 3, 2021, we entered into to a consulting agreement, as amended (the “Consulting Agreement”), with NearWater Growth LCC (“NearWater”). As remuneration for such services, we agreed to pay NearWater a monthly cash retainer upon the successful completion of an equity financing resulting in gross proceeds in excess of $25 million and we further agreed to issue NearWater shares of our common stock as equity compensation if certain milestones are met such as NearWater introducing entities to us for acquisition or partnership purposes, provided certain revenue milestones are met. Further, the Consulting Agreement provides for the payment to NearWater of 7,500 shares of our common stock which shall vest quarterly over a four-year period. To date, NearWater has received approximately 12,900 shares of our common stock and common stock purchase warrants to purchase up to 5,000 shares of common stock. On February 24, 2025, we and NearWater entered into a Second Amendment to the Consulting Agreement pursuant to which we agreed to pay NearWater a monthly retainer of $5,000 beginning on September 1, 2024, increasing to $10,000 per month on January 1, 2025.

In September 2025, the Compensation Committee approved the grant of 20,000 restricted shares subject to time vesting to the director. The time-vesting restricted shares shall vest on the last day of the second-year anniversary commencing on the respective grant date. The restricted shares were issued under Amended and Restated 2020 Equity Incentive Plan.

Lawrence Leisure, a member of our Board of Directors, is a Member of NearWater. Mr. Leisure has an interest in, and will receive, compensation due to NearWater.

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

Item 14.    Principal Accounting Fees and Services

The fees for services provided by our independent registered public accounting firm to the Company and paid in the last two fiscal years were as follows:

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

	December 31, 2025	December 31, 2024
Audit Fees	$340,000	$487,573
Tax Fees (1)	$17,700	$82,535
All Other Fees (2)	$2,000	$273,150
Total	$359,700	$843,258
(1)	Consists of fees relating to our tax compliance and tax planning.
(2)	Consists of fees relating to our private placements.

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

On March 12, 2025, our Audit Committee dismissed Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our independent registered public accounting firm. In addition, on March 12, 2025, our Audit Committee appointed Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, or PwC, as our independent registered public accounting firm for the fiscal year ending December 31, 2025, whose appointment took place upon the dismissal of our former auditors.

As of December 31, 2025, we have accrued approximately $265,000 for the annual audit fees and tax fees for the fiscal year ending December 31, 2025, which we expect to pay PwC during fiscal year 2026.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation, as amended on February 2, 2026 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2026).

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

4.6	Form of Warrant Amendment Agreement, dated June 14, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
4.8	Form of Placement Agent Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 6, 2025).
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

10.3+

Amendment to the Amended and Restated 2012 Equity Incentive Plan of the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2019).

10.4+

Amended and Restated 2020 Equity Incentive Plan of the Company (incorporated by reference to Annex A of the Company’s Definitive Prospectus on Form DEF 14A filed with the Securities and Exchange Commission on December 22, 2025).

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

10.7+

Representative Form of Indemnification Agreements between DarioHealth Corp. and each of its directors and officers (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.8

Agreement and Plan of Merger dated February 15, 2024, by and among DarioHealth Corp., Twill Merger Sub, Inc., Twill, Inc. and Bilal Khan solely in his capacity as holders’ representative (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

10.9

Lock Up/Leak Out Agreement dated February 15, 2024, by and among DarioHealth Corp., Titan Trust 2024 I, a Delaware statutory trust, and WhiteHawk Capital Partners LP, a Delaware limited partnership (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024).

10.10

Offer Letter dated May 29, 2024, by and between DarioHealth Corp. and Steven Nelson (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 5, 2024).

10.11+˄

Amendment to Offer Letter dated May 29, 2024, by and between DarioHealth Corp. and Steven Nelson (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2025).

10.12	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 18, 2024).
10.13

Credit Agreement, dated April 30, 2025, by and among the Company, as borrower, Callodine Commercial Finance, LLC, as agent and lender, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 6, 2025).

10.14+

Personal Employment Agreement, dated April 18, 2025, between DarioHealth Corp. and Chen Franco-Yehuda (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on April 21, 2025).

10.15	Form of Amended and Restated Lock-Up Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on May 29, 2025)
10.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on September 25, 2025).
10.17˄	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on November 10, 2025).
10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on September 25, 2025).
10.19	Form of Second Amended and Restated Lock-Up Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2025).
10.20˄

First Amendment to Credit Agreement, dated November 5, 2025, by and among the Company, as borrower, Callodine Commercial Finance, LLC, as agent and lender, and the financial institutions party thereto from time to time as lenders (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 10, 2025).

19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Kost Forer Gabbay and Kaiserer.
23.2*	Consent of Kesselman & Kesselman.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.
97.1	Clawback Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024).
101*

The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

Date: March 19, 2026	DARIOHEALTH CORP.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer

	By:	/s/ Chen Franco-Yehuda
		Name:	Chen Franco-Yehuda
		Title:	Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Erez Raphael	Chief Executive Officer and	March 19, 2026
Erez Raphael	Director (Principal Executive Officer)

/s/ Chen Franco Yehuda	Chief Financial Officer, Secretary and	March 19, 2026
Chen Franco Yehuda	Treasurer (Principal Financial and Accounting Officer)

/s/ Yoav Shaked	Chairman of the Board	March 19, 2026
Yoav Shaked

/s/ Dennis Matheis	Director	March 19, 2026
Dennis Matheis

/s/ Hila Karah	Director	March 19, 2026
Hila Karah

/s/ Dennis M. McGrath	Director	March 19, 2026
Dennis M. McGrath

/s/ Lawrence Leisure	Director	March 19, 2026
Lawrence Leisure

/s/ Adam Stern	Director	March 19, 2026
Adam Stern

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

- - - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the board of directors and stockholders of DarioHealth Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DarioHealth Corp. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of comprehensive loss, changes in stockholders' equity and cash flows for the year ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Liquidity assessment

As discussed in Note 1f to the consolidated financial statements, management believes that its cash and cash equivalents and short-term bank deposits, are sufficient funds to support its operation for at least the next 12 months. The Company expects to incur future net losses and the transition to profitability is dependent upon, among other things, the successful commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure.

The principal considerations for our determination that performing procedures related to liquidity assessment is a critical audit matter are the estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows to conclude the Company would have sufficient liquidity to fund its operations for at least the next 12 months. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. Our audit procedures included, among others, testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund its operations for at least the next 12 months. We assessed the appropriateness of the forecast assumptions by comparing prior period forecasts to actual results, comparing forecasted revenue to recent historical financial information, inquiring of management regarding the mitigating actions to reduce costs and manage cash flows and assessing whether the mitigating actions were within the Company's control, testing the relevant underlying data generated to prepare the forecast scenarios and determining whether there was adequate support for the assumptions underlying the forecast, considering the terms of the Company's existing loan facility , and evaluating management's analysis of the impact of the above assumptions on the forecasted cash flows.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member firm of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 19, 2026

We have served as the Company's auditor since 2025.

Ernst & Young (Israel) Ltd 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

DARIOHEALTH CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DarioHealth Corp. and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

We have served as the Company’s auditor from 2012 to 2025.

Tel-Aviv, Israel

March 10, 2025

A member firm of Ernst & Young Global Limited

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,803	$27,764
Short-term bank deposits	4,214	697
Short-term restricted bank deposits	229	175
Trade receivables, net	2,144	4,804
Inventories	4,316	4,753
Other accounts receivable and prepaid expenses	2,361	2,336

Total current assets	35,067	40,529

NON-CURRENT ASSETS:
Deposits	80	79
Operating lease right of use assets	717	1,065
Long-term assets	304	313
Property and equipment, net	549	709
Intangible assets, net	15,931	18,762
Goodwill	57,427	57,427

Total non-current assets	75,008	78,355

Total assets	$110,075	$118,884

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except stock and per share data)

	December 31,	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,928	$3,045
Deferred revenues	714	1,583
Operating lease liabilities	430	504
Other accounts payable and accrued expenses	5,251	6,052
Current maturity of long-term loan	—	5,451

Total current liabilities	9,323	16,635

NON-CURRENT LIABILITIES
Operating lease liabilities	571	765
Long-term loan	30,747	23,472
Warrant liability	1,466	5,968
Other long-term liabilities	46	25

Total non-current liabilities	32,830	30,230

STOCKHOLDERS’ EQUITY **
Common stock of $0.0001 par value - authorized: 400,000,000 shares; issued and outstanding: 6,905,948 and 1,919,420 shares on December 31, 2025 and December 31, 2024, respectively	4	4
Preferred stock of $0.0001 par value - authorized: 5,000,000 shares; issued and outstanding: 0 and 49,585 shares on December 31, 2025 and December 31, 2024, respectively	—	*) -
Additional paid-in capital	519,996	462,358
Accumulated deficit	(452,078)	(390,343)

Total stockholders’ equity	67,922	72,019

Total liabilities and stockholders’ equity	$110,075	$118,884

*)  Represents an amount lower than $1.

(**) See note 1e regarding reverse share split

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except stock and per share data)

	Year ended
	December 31,
	2025	2024
Revenues:
Services	$14,929	$20,197
Consumer hardware	7,430	6,843
Total revenues	22,359	27,040

Cost of revenues:
Services	2,900	3,606
Consumer hardware	5,124	5,139
Amortization of acquired intangible assets	1,670	5,028
Total cost of revenues	9,694	13,773

Gross profit	12,665	13,267

Operating expenses:
Research and development	$13,791	$24,179
Sales and marketing	20,338	26,350
General and administrative	15,191	20,482

Total operating expenses	49,320	71,011

Operating loss	36,655	57,744

Interest expenses	3,020	—
Other financial expenses (income), net	1,934	(13,145)

Total financial expenses (income), net	4,954	(13,145)

Loss before taxes	41,609	44,599

Income taxes (benefit)	105	(1,852)

Net loss	$41,714	$42,747

Deemed dividend (contribution)	$20,021	$(1,765)

Net loss attributable to common shareholders	$61,735	$40,982

Net loss per share:

Basic and diluted loss per share of common stock	$10.12	$12.27
Weighted average number of common stock used in computing basic and diluted net loss per share**	3,982,956	2,451,971

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of January 1, 2024	1,359,592	$3	18,959	$	*) -	$407,502	$(349,361)	$58,144

Exercise of options	536	*) -	—		—	*) -	—	*) -
Exercise of pre-funded warrant to common stock	159,355	*) -	—		—	2,225	—	2,225
Extinguishment of preferred stock in connection with preferred stock modification	—	—	—		—	(12,194)	12,194	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	10,429	(10,429)	—
Conversion of preferred stock to common stock	240,374	*) -	(10,601)		*) -	—	—	*) -
Issuance of warrants to service providers	—	—	—		—	2,704	—	2,704
Stock-based compensation	159,563	*) -	—		—	13,092	—	13,092
Issuance of preferred stock, net of issuance cost	—	1	41,227		*) -	38,530	—	38,531
Modification of warrants	—	—	—		—	70	—	70
Net loss	—	—	—		—	—	(42,747)	(42,747)

Balance as of December 31, 2024	1,919,420	$4	49,585	$	*) -	$462,358	$(390,343)	$72,019

Round-up of shares due to reverse share split effectuated on August 28, 2025	53,518	*) -	—		—	—	—	—
Exercise of pre-funded warrant to common stock	299,681	*) -	—		—	2,821	—	2,821
Issuance of common stock and prefunded warrant, net of issuance cost	1,154,420	*) -	—		—	17,374	—	17,374
Modification of preferred stock	—	—	—			1,604	(1,604)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	18,417	(18,417)	—
Conversion of preferred stock to common stock and prefunded warrant	2,826,861	*) -	(56,385)		*) -		—	*) -
Stock-based compensation	652,048	*) -	—		—	9,365	—	9,365
Issuance of preferred stock, net of issuance cost	—	—	6,800		*) -	6,815	—	6,815
Issuance of warrants in connection with Callodine Loan Facility, net of issuance cost	—	—	—		—	1,140	—	1,140
Modification of Avenue warrants	—	—	—		—	102	—	102
Net loss	—	—	—		—	—	(41,714)	(41,714)

Balance as of December 31, 2025	6,905,948	$4	—		$—	$519,996	$(452,078)	$67,922

*)  Represents an amount lower than $1.

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the consolidated financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

U.S. dollars in thousands

	Year ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,714)	$(42,747)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,365	15,796
Change in operating lease right of use assets	421	907
Amortization of acquired intangible assets	2,831	6,100
Depreciation and impairment	307	1,327
Change in fair value of warrant liability	(1,681)	(16,504)
Accrued interest on short term bank deposits	(14)	—
Non-cash financial expenses	2,933	516
Changes in operating assets and liabilities, net of effects of businesses acquired:
Decrease in trade receivables, net	2,660	1,680
Increase in other accounts receivable, prepaid expense and long-term assets	(16)	(80)
Decrease in inventories	437	308
Decrease in trade payables	(122)	(496)
Decrease in other accounts payable and accrued expenses	(780)	(3,483)
Decrease in deferred revenues	(869)	(156)
Change in operating lease liabilities	(341)	(1,150)
Other	642	(580)

Net cash used in operating activities	(25,941)	(38,562)

Cash flows from investing activities:
Purchase of property and equipment, net	(142)	(138)
Investments in short-term bank deposits	(4,200)	—
Payments for business acquisitions, net of cash acquired	—	(8,796)

Net cash used in investing activities	(4,342)	(8,934)

Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	17,374	—
Proceeds from issuance of preferred stock, net of issuance costs	6,754	38,531
Proceeds from borrowings on credit agreement, Net of issuance cost	31,700	—
Repayment of long-term loan	(31,515)	—

Net cash provided by financing activities	24,313	38,531

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(5,970)	(8,965)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	9	(68)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	27,764	36,797
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$21,803	$27,764
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$3,493	$3,927
Non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$73	$428
Purchase of property and equipment on credit	5	—
Exercise of pre-funded warrants to common stock upon acquisition	$2,821	$2,225

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other general and administrative business activities.
c.	On February 15, 2024, the Company acquired Twill, pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, Twill Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates artificial intelligence (AI) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has, through its wholly owned subsidiary, PsyInnovations Inc., a company located in India, DarioHealth Services, which serves as the Company’s primary research and development center. DarioHealth Services is engaged in software development and other research and development activities in support of the Company’s operations.
e.	Effective as of August 28, 2025, the Company effected a reverse stock split of its outstanding shares of Common Stock at a ratio of twenty -for- one (the “Reverse Stock Split”). The Reverse Stock Split, which was approved by the Company’s board of directors under authority granted by the Company's stockholders at the Company’s 2025 Annual Meeting of Stockholders held on July 23, 2025, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on August 25, 2025 (the “Certificate of Amendment”). All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all periods presented. An additional 53,518 shares of Common Stock were included in the Company’s issued and outstanding shares as a result of rounding-up fractional shares into whole shares as a result of the Reverse Stock Split.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-     GENERAL (Cont.)

f.	As of December 31, 2025, we has incurred recurring losses and negative cash flows from operations since inception and has an accumulated deficit of $452,078 as of December 31, 2025. For the year ended December 31, 2025, we incurred approximately $25,941 of negative cash flows in operations. Management believes we have sufficient funds to support its operation for at least a period of twelve months from the date of the issuance of these consolidated financial statements. Our current operating budget includes various assumptions concerning the level and timing of cash receipts and cash outlays for operating expenses and capital expenditures. We expect to incur future net losses and its transition to profitability is dependent upon, among other things, the successful commercialization of our products and the achievement of a level of revenues adequate to support the cost structure. Until we achieve profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. We intend to fund our future operations including meeting its covenants related to loan facility, through cash on hand, additional private and/or public offerings of debt or equity securities, cost-saving plan intended to reduce operating expenses and extend its cash runway, or a combination of the foregoing. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.
g.	The Company’s common stock (the “Common Stock”) is listed on the Nasdaq Capital Market under the symbol “DRIO”.

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates:

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

f.	Short-term bank deposits:

Short-term bank deposits are non-tradable deposits with maturities of more than three months but less than one year. Non-tradable deposits are presented at their cost, including accrued interest.

g.	Short-term restricted bank deposits:

Short-term restricted bank deposits are restricted deposits with maturities of up to one year and are pledged in favor of the bank as a security for the bank guarantees issued to the landlords of the Company’s offices and credit card payments. The short-term restricted bank deposits are denominated in NIS and Indian Rupee and bear interest at an average rate of 2.49% and 4.56% as of December 31, 2025 and 2024, respectively. The short-term restricted bank deposits are presented at their cost, including accrued interest.

As of December 31, 2025, and 2024, the Company had a short-term restricted bank deposit which is used as collateral for rent in the amount of $229 and $175, respectively.

h.	Trade receivables, net:

The Company records trade receivables when an enforceable right to payment exists, net of allowance for credit losses. The Company’s expected credit loss allowance methodology for trade receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company's Consolidated Statements of Comprehensive Loss. As of December 31, 2025, and 2024, the credit loss allowance was $158 and $169, respectively.

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

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

j.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers, and peripheral equipment	15-33
Office furniture and equipment	6-15
Production lines	14-20
Leasehold improvements	Over the shorter of the lease term or useful economic life

k.	Impairment of long-lived assets:

The Company's long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (or asset group) to the future undiscounted cash flows expected to be generated by the assets. If such assets (or asset group) are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (or asset group). For the years ended December 31, 2025, and 2024, the Company recorded an impairment loss of $0 and $860, respectively.

l.	Revenue recognition

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

Consumers revenue

The Company considers customer and distributor purchase orders to be contracts with customers. For each contract, the Company considers the promise to transfer tangible hardware and/or services, each of which are distinct, and accounted for as separate performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. Revenue from tangible hardware is recognized when control of the hardware is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price service arrangements are recognized over time based on the pattern of transfer of services to the customer.

Commercial revenue – B2B2C

The Company provides a mobile and web-based digital therapeutics health management programs to employers and health plans for their employees or covered individuals. Such programs include live clinical coaching, content, automated journeys, hardware, and lifestyle coaching, currently supporting diabetes, prediabetes and obesity, hypertension, behavioral health (BH) and musculoskeletal health (MSK). At contract inception, the Company assesses the type of services being provided and assesses the performance obligations in the contract , as well as the relevant contractual terms in contracts. These solutions integrate access to the Company’s web-based platform, and clinical and data services to provide an overall health management solution. The promises to transfer these goods and services are not separately identifiable and are considered a single continuous service comprised of a series of distinct services recognized over time that are substantially the same and have the same pattern of transfer (i.e., distinct days of service). Revenues related to the Twill platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues related to health management programs and to the Twill platform are recognized using a time-elapsed measure of progress, since those services have a consistent continuous pattern of transfer to the customer.

To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. When the variable consideration allocation exception is met, the Company recognizes revenue each month using either on a per engaged member per month (PEMPM) or a per member per month (PMPM) basis.

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

m.	Cost of revenues:

Cost of revenues is comprised of the cost of production, data center costs, shipping and handling inventory, hosting services, personnel and related overhead costs, depreciation of production line and related equipment costs, amortization of costs to fulfill a contract and inventory write-downs.

n.	Concentrations of credit risk:

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Year ended December 31, 2025
Allowance for credit losses	$169	$46	$(57)	$158

Year ended December 31, 2024
Allowance for credit losses	$163	$268	$(262)	$169

The Company has no off-balance-sheet concentration of credit risk.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of December 31, 2025, and December 31, 2024, the Company's major customers accounted for 30.5% and 41.6%, respectively, of the Company's accounts receivable balance. For the year ended December 31, 2025, the Company had no major customer, of the Company's revenue in the period. For the year ended December 31, 2024, the Company's major customers accounted for 24.6%, of the Company's revenue in the period.

o.	Income taxes:

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

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2025, and 2024, no liability for unrecognized tax benefits was recorded.

p.	Research and development costs:

Research and development costs are charged to the consolidated statements of comprehensive loss, as incurred.

q.	Accounting for stock-based compensation:

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. The Company's Avenue Loan Facility, and warrants liability were measured at fair value using Level 3 unobservable inputs (see note 8). The Callodine Loan Facility was initially measured at fair value using Level 3 unobservable inputs and has  been subsequently measured at amortized cost (see note 7).

s.	Warrants:

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under current and non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Other financial expenses (income), net” in the consolidated statements of comprehensive loss.

t.	Basic and diluted net loss per share:

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company’s basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares, pre-funded warrants and vested restricted stock without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

u.	Severance pay:

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

Severance pay expense for the year ended December 31, 2025 and 2024 amounted to $780 and $935, respectively.

The Company has a 401(k) defined contribution plan covering certain employees in the U.S. All eligible employees may elect to contribute up to $23.50 per year (for certain employees over 50 years of age the maximum contribution is $31.00 per year), of their annual compensation to the plan through salary deferrals, subject to Internal Revenue Service limits.

v.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2025, and 2024, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

w.	Leases:

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

x.	Business combination and asset acquisitions:

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

y.	Intangible Assets:

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

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net identifiable tangible and intangible asset acquired. Under ASC 350, "Intangible - Goodwill and Other" ("ASC 350"), goodwill is not amortized, but rather is subject to an annual impairment test.

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

On December 31, 2025, the Company performed a quantitative assessment for goodwill impairment. The assessment utilizes the Company’s market capitalization plus an appropriate control premium.

There was no impairment of goodwill recorded for the years ended December 31, 2025 and 2024 as the fair value exceeded the carrying amount of the reporting unit for each of these years.

aa.    CARES Act

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted in March 2020 in response to the COVID-19 pandemic, provided refundable employee retention credits, which could be used to offset payroll tax liabilities. In March 2021, the American Rescue Plan Act (“ARPA”) was enacted. ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through September 30, 2021.

Measures not related to income-based taxes within the CARES Act include (1) allowing an employer to defer payment of its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020 over the following two years and (2) allowing eligible employers subject to a significant decline in gross receipts due to the COVID-19 pandemic to receive a credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds.

The Company’s subsidiary, Twill qualified for the employee retention credit based on a significant decline in gross receipts of approximately 62% in the third quarter of 2020 as compared to the third quarter of 2019, which occurred prior to the Company’s acquisition of Twill, and eligibility continued through the fourth quarter of 2020. Twill also qualified for the third quarter of 2021 based on a significant decline in gross receipts compared to the corresponding 2019 period. During 2025, the Company received approximately $334 of employee retention credit refunds from the Internal Revenue Service related to the third and fourth quarters of 2020. In addition, the Company has filed for an additional employee retention credit refund related to the third quarter of 2021, which remains subject to the United States Internal Revenue Service review and approval.

The employee retention credit received was recorded as a reduction of research and development expenses, sales and marketing expenses and general and administrative expenses in the manner in which the qualified wages and related costs were classified.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ab.	Recently Adopted Accounting Pronouncements
(i)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024.  The Company implemented the new income tax disclosures prospectively. The implementation of ASU 2023-09 affected disclosures only and had no impact on the Company’s financial condition or results of operations (See Note 15 Taxes on Income).

ac.	Recently issued accounting pronouncements, not yet adopted:
(i)	In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting the ASU on its disclosures.
(ii)	In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. ASU 2025-05 is not expected to have a material impact on the Company’s consolidated financial statements.
(iii)	In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 provides targeted improvements to the accounting for internal-use software costs by replacing the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2025-06 will have on its consolidated financial statements.
(iv)	In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2025	2024

Prepaid expenses	$1,576	$1,788
Costs to fulfill a contract	258	259
Government authorities	527	289

	$2,361	$2,336

NOTE 4:- ACQUISITIONS

Acquisition of Twill

On February 15, 2024, the Company completed the merger and the associated acquisition of all issued and outstanding shares of Twill for an aggregate consideration of (A) $10.0 million in cash, and (B) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 500,020 shares of the Company’s Common Stock. In addition, the Company issued stock options to purchase up to 148,173 shares of Common Stock and a combination of warrants and restricted stock units (“RSUs”) to acquire up to 88,326 shares of Common Stock to certain employees and officers of Twill. of which 17,500 shares were exercised into shares of Common Stock in May 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:- ACQUISITIONS (Cont.)

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

Cash and cash equivalents	$531
Short-term restricted bank deposits	673
Trade receivables	3,329
Other accounts receivable and prepaid expenses	475
Property and equipment, net	580
Operating lease right of use assets	995
Acquisition-related intangibles	19,435
Other assets	23
Total assets acquired	26,041
Trade payables	2,411
Other accounts payable and accrued expenses	1,223
Deferred revenues	742
Operating lease liabilities	995
Deferred tax liability	2,001
Liabilities assumed	7,372
Fair value of net assets acquired	18,669
Goodwill	15,787
Total purchase consideration	$34,456

		Amortization
	Fair value	period (Years)
Technology (1)	$5,644	7.9
Customer relationship healthcare (2)	13,791	11.9
Total identified intangible assets acquired	$19,435

(1)The technology has been calculated through the Income Approach, in particular the Relief from Royalty method.

(2)The fair value of Twill’s customer relationships has been calculated using the Multi-Period excess earnings method (“MPEEM method”).

Amount
Number of shares of common stock issuable upon the exercise of the consideration warrants.	500,020
Value of each warrant issued	$48.91
Total consideration warrant shares	24,456

Cash consideration	10,000
Total purchase price	$34,456

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 4:- ACQUISITIONS (Cont.)

The consolidated statement of comprehensive loss includes the following revenue and net loss attributable to Twill in 2024:

Year Ended
December 31, 2024
Revenues	$12,931
Net loss	$5,645

In 2024, the Company recognized $2,001 of a deferred tax liability which relates to the purchase price allocation fair value adjustments, other than goodwill. The Company filing a consolidated tax return in the U.S. together with Twill and utilize the benefit of the Company's loss carryforwards against the future taxable income of Twill and consequently decreased its valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

Supplemental Unaudited Pro Forma Information

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Twill, which closed in February 2024, had taken place had Twill been acquired as of January 1, 2023.

Year Ended
December 31, 2024
Total revenues	$29,003
Net loss	$55,985

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

NOTE 5:-      INVENTORIES

Inventory consists of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$751	$563
Finished products	3,565	4,190

	$4,316	$4,753

Total write-downs during the years ended December 31, 2025, and 2024 amounted to $320 and $301, respectively.

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

Revenue Source:

The following table represent the Company total revenues for the year ended December 31, 2025 and 2024 disaggregated by revenue source:

	Year ended
	December 31,
	2025	2024
Commercial - B2B2C	$14,281	$20,023
Commercial - Strategic partnerships	—	(514)
Consumers	8,078	7,531

	$22,359	$27,040

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company's performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $714 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the year ended December 31, 2025:

Balance, beginning of the period	$1,583
New performance obligations	3,153
Reclassification to revenue as a result of satisfying performance obligations	(4,017)

Balance, end of the period	$719

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

Costs to fulfill a contract as of December 31, 2025, and December 2024, consisted of the following:

	December 31,	December 31,
	2025	2024
Costs to fulfill a contract, current	$258	$259
Costs to fulfill a contract, noncurrent	176	65

Total costs to fulfill a contract	$434	$324

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2024	$324
Additions	509
Cost of revenue recognized	(399)

Ending balance as of December 31, 2025	434

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-     DEBT

Loan Facility

On April 30, 2025, the Company refinanced its existing $30,000 credit facility with a new $32,500 credit  agreement (the “Credit Agreement”), by and among the Company as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”) (the “Callodine Loan Facility”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan (each a “Term Loan”) in which the Company borrowed $32,500 at the time of closing on April 30, 2025. In addition, the Company may at its option draw an aggregate of up to an additional $17,500. $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds and the sole discretion of the Agent and the Lenders. $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. The Credit Agreement has a five-year term that matures in April 2030. Principal repayments on the Term Loan are not due until May 2028, at which point the Company is required to make equal quarterly principal installments in the amount of $1,367, with all remaining outstanding principal due on the Term Loan Maturity Date of April 30, 2030.

The outstanding principal balance under the loan shall bear interest at a per annum rate of interest equal to (i) the Secured Overnight Financing Rate (“SOFR”), (as defined in the Credit Agreement) plus (ii) seven and three-quarters of one percent (7.75%). Upon maturity and/or upon an event of default (or upon any acceleration), interest shall automatically accrue without notice to the Company at a rate per annum equal to the lesser or (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations until paid. The Company paid certain fees with respect to the Term Loan, including a closing fee and an agent fee. Voluntary prepayments of the Term Loan prior to the third anniversary of the closing are also subject to certain pre-payment penalties.

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

With respect to the Initial Commitment Amount only, the fair value of the Callodine Loan Facility is recognized in connection with the Company’s Credit Agreement. The fair value of the Callodine Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the Callodine Loan Facility, which is reported within non-current liabilities (Maturity Date - April 30, 2030) on the consolidated balance sheets, was estimated by the Company as of April 30, 2025 such that the value of the instruments granted by the Company under the Callodine Loan Facility equals the net principal amount (net of origination fees).

The Callodine Loan Facility incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. On the date of Callodine Loan Facility origination, or April 30, 2025, the discount rate was arrived at by calibrating the loan amount of $32,500 with the fair value of the warrants of $1,234 and the loan terms interest rate equal to the greater of (i) The SOFR, and(ii) 4.0% plus a margin of 7.75%. The implied internal rate of return of the loan resulted with B rating U.S. dollar zero coupon discount curve plus a 11.473% credit curve. Interest expense related to the Callodine Loan Facility that measured at amortized cost were recorded within “Interest expense” in the consolidated statements of comprehensive loss.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7:-     DEBT (Cont.)

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

During the year ended December 31, 2025, the Company recorded interest expenses related to the Callodine Loan Facility in the amount of $3,020.

Avenue Loan Facility (Repaid)

On April 30, 2025, the Company Extinguished and repaid in full its $30,000 Avenue Loan Facility, which was originally entered into on May 1, 2023, in connection with the closing of the new Callodine Loan Facility. The Avenue Loan Facility was a four-year secured credit facility by and between the Company and its subsidiary PsyInnovations Inc., collectively as the borrowers, and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the "Avenue Lenders").

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

The Company remeasurement expenses related to the Avenue Loan for the year ended December 31, 2025 were $1,077, compared to $378 of remeasurement income for the year ended December 31, 2024, which were included as part of the Other financial expenses (income), net in the Company's statements comprehensive loss. During the years ended December 31, 2025, and December 31, 2024, the Company did not recognize any instrument specific credit risk fair value adjustment.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 7: -   DEBT (Cont.)

Orbimed Warrants

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

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the year ended December 31, 2025, were $29, compared to $168 for the year ended December 31, 2024.

Pre-funded warrants

On February 15, 2024, as part of the acquisition of Twill (See note 4) the Company issued Pre-Funded Warrants to purchase up to 500,020 shares of Company Common Stock, issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill.

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

In November 2024, a total of 125,005 Pre-Funded Warrants were cashlessly exercised into 124,991 shares of Common Stock.

In February 2025, a total of 125,005 Pre-Funded Warrants were cashlessly exercised into 124,985 shares of Common Stock.

In August 2025, a total of 125,005 Pre-Funded Warrants were cashlessly exercised into 124,981 shares of Common Stock.

During the year ended December 31, 2025 and December 31, 2024, the Company recognized $1,652 and $16,336, respectively, of remeasurement income related to the Pre-Funded Warrants. The estimated fair value of the Pre-Funded Warrants liabilities is determined using observable market inputs, primarily the quoted market price of the Company’s common stock, and is classified within Level 2.

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

The carrying amounts of cash and cash equivalents, short-term restricted bank deposits, trade receivables, other accounts receivable and prepaid expenses, trade payables and other accounts payable and accrued expenses approximate their fair value due to the short-term maturity of such instruments. In addition, the Callodine Loan Facility approximates its fair value. The Orbimed Warrant liability was measured at fair value using Level 3 unobservable inputs. On May 1, 2023, the Company refinanced its former $25,000 credit facility with a new $30,000 credit facility (the “Avenue Loan Facility”) by and between the Company and its subsidiary PsyInnovations Inc., collectively as the borrowers and Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., collectively as the lenders (the “Avenue Lenders”). The Avenue Loan Facility was also measured at fair value using level 3 inputs unobservable inputs until the payoff date of April 30, 2025.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS (Cont.)

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,761	$—	$12,761	$—

Total financial assets	$12,761	$—	$12,761	$—

Financial liabilities:
Orbimed Warrant liability	43	—	—	43
Pre-Funded Warrant liability	1,423	—	1,423	—

Total financial liabilities	$1,466	$—	$1,423	$43

	December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$7,305	$—	$7,305	$—

Total financial assets	$7,305	$—	$7,305	$—

Financial liabilities:
Long-term loan	$28,923	$—	$—	$28,923
Orbimed Warrant liability	72	—	—	72
Pre-Funded Warrant liability	5,896	—	5,896	—

Total financial liabilities	$34,891	$—	$5,896	$28,995

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 8:-      FAIR VALUE MEASUREMENTS (Cont.)

The following inputs were used to estimate the fair value of the Orbimed Warrant liability:

	December 31,	December 31,
	2025	2024
Stock price	$11.38	$15.80
Exercise price	80.00	80.00
Expected term (in years)	3.44	4.44
Volatility	103.7%	91.2%
Dividend rate	—	—
Risk-free interest rate	3.56%	4.53%

Loan Facilities - Avenue Loan Facility

The fair value of the Avenue Loan Facility was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Avenue Loan Facility fair value estimate incorporates comparisons to instruments with similar covenants, collateral, and risk profiles and was obtained using a discounted cash flow technique. The fair value of the Avenue Loan Facility, as of April 30, 2025, was estimated using a discount rate of 19% which reflects the internal rate of return of the Avenue Loan Facility at closing, as of May 1, 2023. For the years ended December 31, 2025 and, 2024, the change in the fair value of the loan was recorded in earnings since the Company concluded that the change in fair value was not related to instrument-specific credit risk. On April 30, 2025, the Company refinanced the Avenue Loan Facility with a new credit agreement, and the Avenue Loan Facility was repaid in full (see Note 7).

The following tables present the summary of the changes in the fair value of our financial instruments:

	Avenue Loan Facility	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2025	$28,923	$72	$5,896
Exercise	—	—	(2,821)
Principal repayments on long-term loan	(31,515)	—	—
Change in fair value	2,592	(29)	(1,652)

Balance as of December 31, 2025	$—	$43	$1,423

	Avenue Loan Facility	Orbimed Warrant Liability	Pre-funded Warrant Liability
Balance as of January 1, 2024	$28,545	$240	$—
Exercise	—	—	24,457
Issuance	—	—	(2,225)
Change in fair value	378	(168)	(16,336)

Balance as of December 31, 2024	$28,923	$72	$5,896

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 9:-      LEASES

The Company has entered into various non-cancelable operating lease agreements for certain of its offices and car leases. The Company's leases have original lease periods expiring between 2025 and 2028. Many leases include one or more options to renew. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

	Year ended
	December 31,
	2025	2024
Lease cost
Operating lease cost	$361	$1,050
Sublease rent income	—	(371)
Short term lease cost	63	133
Variable lease cost	9	13
Total lease cost	$433	$825

Weighted Average Remaining Lease Term
Operating leases	2.41	3.14

Weighted Average Discount Rate
Operating leases	9.35%	9.35%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2025:

Operating
Leases

2026	$434
2027	361
2028	328
Total undiscounted cash flows	1,123
Less imputed interest	(122)
Present value of lease liabilities	$1,001

Supplemental cash flow information related to leases are as follows:

	Year ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$528	$1,289
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$73	$428

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 10:-      PROPERTY AND EQUIPMENT, NET

Composition of assets, grouped by major classification, is as follows:

	December 31,
	2025	2024
Cost:

Computers and peripheral equipment	$937	$1,122
Office furniture and equipment	133	132
Production lines	136	1,030
Leasehold improvement	350	336

	1,556	2,620
Accumulated depreciation:

Computers and peripheral equipment	702	835
Office furniture and equipment	57	48
Production lines	81	930
Leasehold improvement	167	98

	1,007	1,911

Property and equipment, net	$549	$709

Depreciation expenses for the year ended December 31, 2025, and 2024 amounted to $307 and $466, respectively.

NOTE 11:-      OTHER INTANGIBLE ASSETS, NET

a. Finite-lived intangible assets:
	December 31,	December 31,	Weighted Average
	2025	2024	Remaining Life
			As of December 31, 2025
Original amounts:
Technology	$22,580	$22,580	6.0
Brand	376	376	—
Customer Relationship Healthcare	13,791	13,791	10.0
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	18,279	16,611
Brand	376	376
Customer Relationship Healthcare	2,178	1,018
Domains	6	3
	20,839	18,008
Intangible assets, net	$15,931	$18,762

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 11:-      OTHER INTANGIBLE ASSETS, NET (Cont.)

b. Estimated amortization expense:

For the year ended December 31,
2026	1,875
2027	1,875
2028	1,880
2029	1,877
Thereafter	8,424
$15,931

c. Amortization expenses for the years ended December 31, 2025 and December 31, 2024 amounted to $2,831 and $6,100, respectively.

NOTE 12:-GOODWILL

The following table set forth the changes in the carrying amount of the Company’s goodwill during the year ended December 31, 2025 and the year ended December 31, 2024 (in thousands):

December 31,
2025

As of December 31, 2023	$41,640
Additions	15,787
As of December 31, 2024	57,427
Additions	—
As of December 31, 2025	$57,427

NOTE 13:-    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,
	2025	2024
Employees and payroll accruals	$2,849	$4,112
Accrued expenses	2,402	1,940

	$5,251	$6,052

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participations received, net of royalties accrued or paid, totaled $976 as of December 31, 2025.

During the year ended December 31,2025 and the year ended December 31, 2024 the company recorded IIA royalties related to the acquisition of Physimax Technology in amount of $1 and $2, respectively.

NOTE 15:-    TAXES ON INCOME

The Company and its subsidiaries are separately taxed under the domestic tax laws of the country of incorporation of each entity.

Tax rates applicable to Labstyle:

The Corporate tax rate in Israel in 2025 and 2024 was 23%.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The Act contains certain provisions related to the extent of deductibility for U.S. federal tax purposes of interest expense, R&D costs and other depreciable property, as well as changes to U.S. taxation of foreign subsidiaries’ earnings, and other U.S. corporate tax law changes. Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. Dario evaluated the impact of this Act on its annual consolidated financial statements and related disclosures and concluded the Act does not have a material impact on its 2025 consolidated financial statements.

Net operating loss carryforward:

Labstyle has accumulated net operating losses for Israeli income tax purposes as of December 31, 2025, in the amount of approximately $273,548. The net operating losses may be carried forward and offset against taxable income from business in the future for an indefinite period.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

As of December 31, 2025, the Company, WayForward and Twill had respective  U.S. federal net operating loss carryforwards of approximately $47,055, $5,803, and $156,686 of which $7,120, $371 and $18,832 were generated from tax years 2011-2017. The 2011-2017 losses can be carried forward and used to fully offset taxable income, and expire during the years 2031 to 2037. However, under IRC_Sections 382 and 383, utilization of the U.S. loss carryforward may be subject to substantial annual limitation due to the “change in ownership” provisions of the Code and similar state provisions. The annual limitations may result in the expiration of losses before utilization. A "change in ownership" occurred during 2024 when Twill was acquired by Dario, resulting in a limitation of $2,316 per year.

The remaining NOLs of the Company, WayForward and Twill are approximately $39,935, $5,432 and $137,854, and were generated in years 2018-2025. Such losses can only be used to offset 80% of taxable income, but are carried forward indefinitely (i.e., they should not expire). Utilization of the federal and state net operating losses and credits may be subject to a substantial annual limitation due to any additional ownership change.

The annual limitation may result in the expiration of certain net operating losses and credits before utilization. In the event the Company has an additional change of ownership, utilization of the carryforwards could be further restricted.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred tax assets:

Net operating loss and capital losses carry forward	$80,738	$63,016
Research and development expenses	2,496	3,163
Accrued employees costs	328	432
Credit losses	6	36
Deferred revenue	14	41
Debt issuance costs	81	139
Stock-based compensation	6,262	3,441
R&D Capitalization under section 174	10,315	10,245
Accrued expenses	73	—
Director Fees and Payments in Shares	55	—
Depreciation	80	72
Loan	—	226
Intangible Assets	222	240
Lease	236	312

Deferred tax assets:	100,906	81,363
Less: Valuation allowance	(96,343)	(77,189)
Deferred tax assets	4,563	4,174

Deferred tax liability:
Intangible Assets	(4,048)	(3,909)
Loan	(282)	—
ROU assets	(233)	(265)

Deferred tax liability:	(4,563)	(4,174)

Net deferred tax asset	$—	$—

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

The deferred tax balances included in the consolidated financial statements as of December 31, 2025, and December 31, 2024, are calculated according to the tax rates that were in effect as of the reporting date and do not take into account the potential effects of the changes in the tax rate.

The net change in the total valuation allowance for the year ended December 31, 2025, and December 31, 2024, was an increase of $19,154 and $18,886, respectively and is mainly relates to increase in deferred taxes on net operating loss for which a full valuation allowance was recorded. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize its deferred tax assets in the future, management currently believes that it is more likely than not that the Company will not realize all of its deferred tax assets and accordingly recorded a valuation allowance to offset the deferred tax assets.

Loss before taxes on income consists of the following:

	Year ended
	December 31,
	2025	2024

Domestic	$17,708	$17,863
Foreign	23,901	26,736

	$41,609	$44,599

Income tax expense (benefit) was as follows:

	Year ended
	December 31,
	2025	2024
Current:
Federal	$—	$—
State	83	—
Foreign	22	149
Total current income tax expense	105	149
Deferred:
Federal	—	(2,001)
State	—	—
Foreign	—	—
Total deferred income tax expense (benefit)	—	(2,001)
Income tax	$105	$(1,852)

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 15:-    TAXES ON INCOME (Cont.)

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate:
	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory income tax (Benefit)	(8,738)	21.00%
State and local income taxes, net of federal benefit:
State and local income taxes, net of federal benefit (a)	60	(0.15)%

Foreign tax effects:
Israel:
Statutory tax rate difference	(484)	1.16%
Tax impact of foreign exchange differences	(7,824)	18.80%
Changes in valuation allowances	13,385	(32.17)%
Other adjustments	116	(0.28)%
Other foreign jurisdiction	22	(0.05)%
Changes in valuation allowances	2,548	(6.12)%
Non-taxable or non-deductible items:
Share based compensation	1,402	(3.37)%
Other adjustments	(382)	0.92%
Total effects	8,843	(21.25)%
Income tax expenses	105	(0.25)%

(a) State and local taxes in South Carolina, New York and Texas comprise the majority of this category

For the year 2024, the main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Income Taxes Paid:
2025
US Federal	$—
US state and local:
South Carolina	21
Other	45
Foreign:
India	186
Israel	36
288

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY

a.	Common Stock

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

b.	Common Stock and Pre-Funded Warrant Offerings

On September 22, 2025, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 1,154,420 shares of Common Stock and pre-funded warrants to purchase up to 1,558,760 shares of Common Stock, at a purchase price of $6.45 per share and $6.45 per pre-funded warrant. As a result of the purchase agreements, the aggregate gross proceeds to the Company are approximately $17,500. The closing of the offering was completed on September 23, 2025. The pre-funded warrants are exercisable immediately upon issuance and remain exercisable until exercised in full. The pre-funded warrants were indexed to the Company’s own stock and are classified as equity instruments upon issuance.

Pre-Funded Warrant Exercises

During fiscal year 2025, a total of 49,781 pre-funded warrants were exercised on a cashless basis into 49,714 shares of Common Stock. During fiscal year 2024, a total of 34,365 pre-funded warrants, originally issued in July 2020, were exercised on a cashless basis into 34,363 shares of Common Stock.

Preferred Stock

Series A and B Preferred Stock

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

In November, on the 18-month anniversary of the Series B, B-1 and B-3 Effective Date, 5,950 Series B, 3,000 B-1 and 406 B-3 Preferred Stock converted into 138,311, 69,737 and 9,277 shares of Common Stock.

During the year ended December 31, 2024, the Company accounted for the dividend shares of common stock upon the deferred conversion of the Series B, B-1, B-2, and B-3 Convertible Preferred Stock as a deemed dividend in a total amount of $2,953.

In April and June 2024, a total of 700 and 250 of certain Series B Convertible Preferred Stock were converted into 11,867 and 4,500 shares of Common Stock, respectively, including the issuance of dividend shares. In addition, during the year ended December 31, 2024, the Company recorded deemed dividend in the amount of $616 with respect to the Series B convertible Preferred Stock.

In August 2024, 150 Series B-2 Preferred Stock automatically converted into 2,894 shares of Common Stock after the completion of the fifteen (15)-month anniversary of the Series B-2 Preferred Stock. The conversion included accumulative dividends payable upon conversion of Series B-2 Preferred Stock.

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

In March 2025, a total of 1,675 shares of certain Series A-1 Convertible Preferred Stock were converted into 38,980 shares of Common Stock.

On September 18, 2025, the Company upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series A-1 Preferred Stock with the Secretary of State of the State of Delaware. The Series A-1 Certificate of Designation was amended to provide holders with the option to receive pre-funded warrants in lieu of Common Stock.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

Series C, C-1 and C-2 Preferred Stock

In February 2024, the Company issued 17,307, 4,000 and 1,115 Series C, C-1 and C-2 preferred shares, respectively, at a purchase price of $1,000 per preferred share. The Series C and C-1 Preferred Stock are convertible into Common Stock at $40.40 per Common Stock. The Series C-2 Preferred Stock is convertible into Common Stock at $42.80 per Common Stock. As a result of the issuance of the preferred stock, the aggregate gross proceeds to the Company from the offering were approximately $22,422.

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

The Company concluded that the Series C, C-1 and C-2 preferred shares modification should be accounted for as a modification transaction. For the year ended December 31, 2025, the Company recorded the increase in fair value as a deemed dividend in the amounts of $734 respectively.

On September 18, 2025, the Company upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, all with the Secretary of State of the State of Delaware.

The Series C Certificates of Designation were amended to accelerate the mandatory conversion period of all outstanding shares of each such series into shares of the Company’s Common Stock, or at each holder’s election in pre-funded warrants, effective as of September 18, 2025. On September 25, 2025, the Company, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-1 Preferred Stock with the Secretary of State of the State of Delaware. The Series C-1 Certificate of Designation was amended to accelerate the mandatory conversion period of all outstanding shares of such series into shares of the Company’s Common Stock, or at each holder’s election in pre-funded warrants, effective as of September 25, 2025.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

Conversion activity:

In May, September and November 2024, a total of 100, 25 and 20 shares of certain Series C Convertible Preferred Stock were converted into 2,475, 711 and 606 shares of Common Stock, respectively.

In February, April, May and June 2025, a total of 1,270 shares of certain Series C Convertible Preferred Stock were converted into 44,422, shares of Common Stock, respectively.

In September 2025, all outstanding shares of Series C, C-1 and C-2 Preferred Stock, totaling 20,957 shares, were converted into 982,845 shares of Common Stock, and as of September 30, 2025, no Series C, C-1 and C-2 Preferred Stock remains outstanding.

During the year ended December 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend in a total amount of $6,001. For the year ended December 31, 2024, the Company accounted for the dividend shares as a deemed dividend in a total amount of $6,542, respectively.

Series D, D-1, D-2 and D-3 Preferred Stock

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

On January 7, 2025, the Company entered into securities purchase agreements (each, a “Series D Purchase Agreement”) with accredited investors relating to an offering (the “Series D Offering”) and the sale of an aggregate of (i) 4,950 shares of newly designated Series D-2 Preferred Stock (the “Series D-2 Preferred Stock”), and (ii) 1,850 shares of Series D-3 Preferred Stock (the “Series D-3 Preferred Stock”), at a purchase price of $1,000 for each share of preferred stock. As a result of the sale of the preferred stock, the aggregate gross proceeds to the Company from the Series D Offering were approximately $6,800. The closing of the Series D-2 Preferred Stock, and Series D-3 Preferred Stock occurred on January 14, 2025.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

On April 28, 2025, the Company held a special meeting of stockholders in which the stockholders approved the (A) the issuance of shares of Common Stock, in excess of 20% of the issued and outstanding shares of Common Stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 1,697,677 shares of Common Stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025, (ii) the issuance of up to 679,085 shares of Common Stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 208,754 shares of Common Stock issuable as share consideration provided under the Lock Up Agreements; and (B) (i) reduce the exercise price of certain warrants to purchase 29,246 shares of Common Stock issued to the Avenue Lenders to $14.42 per share, and (ii) to permit the conversion of up to two million dollars of the principal amount of the loan issued by the Avenue Lenders to us at a conversion price of $17.30 per share. The Avenue loan facility was repaid in full (see Note 7).

On September 18, 2025, the Company upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D Preferred Stock, Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-1 Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-2 Preferred Stock, and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-3 Preferred Stock, all with the Secretary of State of the State of Delaware. The Series D Certificates of Designation were amended to accelerate the mandatory conversion period of all outstanding shares of each such series into shares of the Company’s Common Stock, or at each holder’s election in pre-funded warrants, effective as of September 18, 2025.

In September 2025, all outstanding shares of Series D, D-1, D-2 and D-3 Preferred Stock, totaling 25,605 shares, were converted into 1,600,043 and 776,719 shares of Common Stock and pre-funded warrants, respectively, and as of September 30, 2025, no shares of Series D, D-1, D-2 and D-3 Preferred Stock remains outstanding.

During the year ended December 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend for an amount of $10,154.

During the year ended December 31, 2024, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend in a total amount of $318.

During the year ended December 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D-2 and D-3 Preferred Stock as a deemed dividend for an amount of $2,261.

c.	Lock-Up Agreements

In December 2024, the Company and certain purchasers in the offering that are holders of the Company's Series B and C Preferred Stock executed lock up agreements (the “Lock Up Agreement”), pursuant to which the Company agreed to issue, subject to stockholder approval, up to forty percent (40%)of the shares of Common Stock conversion shares of the preferred stock held by such purchaser, including dividend shares of Common Stock due upon conversion of these shares into shares of Common Stock, over the course of twelve (12)months (the “Additional Shares”). Each holder shall be entitled to receive 10% of the Additional Shares for each three (3)month period each holder agrees not to transfer or otherwise sell (subject to certain limitations) the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and Series C Preferred Stock and the dividend shares of Common Stock due upon conversion.

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

The Company concluded that the A&R Lock-Up Agreement modification should be accounted for as a modification transaction. For the year ended December 31, 2025, the Company recorded the increase in fair value as a deemed dividend in the amount of $870 respectively.

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

d.	Stock Plans

On October 14, 2020, the Company’s stockholders approved the 2020 Plan. Under the 2020 Plan, options to purchase shares of Common Stock may be granted to employees and non-employees of the Company or any affiliate, each option granted can be exercised to one share of Common Stock.

In January 2024, pursuant to the terms of the 2020 Plan as approved by the Company's stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 124,688 shares, from 293,143 to 417,831.

In June 2024, pursuant to the terms of the 2020 Plan as approved by the Company's stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 150,000 shares, from 417,831 to 567,831.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

e.	Stock Option, Restricted Stock and Warrant Grants

2025 Grants

Employees, Directors & Officers, and Consultants: During 2025, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved grants of an aggregate of 364,951 restricted shares of Common Stock (including 4,000 performance-based restricted shares) to employees, consultants, officers and directors of the Company, and approved grants of options to purchase an aggregate of 86,224 shares of Common Stock (including 8,750 performance-based options) to employees and consultants of the Company, at exercise prices ranging from $9.31 to $15.69 per share. The time-vesting restricted shares and stock options vest over various periods ranging from two to three years commencing on the respective grant dates, and the options have a ten-year contractual term. All such restricted shares and options were issued pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”). In addition, during 2025, the Compensation Committee approved an amendment to certain previously issued restricted stock awards to accelerate the vesting of 1,750 previously unvested restricted shares.

Service Providers: During 2025, the Compensation Committee approved grants of an aggregate of 291,500 restricted shares of Common Stock to certain service providers. Such restricted shares vest over various periods, including up to six months.

2024 Grants

Employees, Officers, Consultants & Directors: During 2024, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved grants of an aggregate of 155,344 restricted shares of Common Stock subject to time-based vesting to employees, officers and directors of the Company, and approved grants of options to purchase an aggregate of 235,431 shares of Common Stock (including 31,000 performance-based options) to employees, officers and consultants of the Company, at exercise prices ranging from $16.00 to $42.80 per share. The time-vesting restricted shares and stock options vest over various periods ranging from one to three years commencing on the respective grant dates, and the options have a ten-year contractual term. All such restricted shares and options were issued pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

In May 2024, the Compensation Committee approved the grant of a non-qualified stock option to purchase up to 112,500 shares of Common Stock as an inducement grant to the new Chief Commercial Officer. Out of the 112,500 shares of Common Stock, 25,000 shares will vest over three years, with one third of such shares vesting on June 1, 2025, and the remaining shares vesting in equal quarterly amounts during the following two years. 87,500 of the options are performance-based and will commence vesting upon reaching certain performance goals during the fiscal years between 2024 and 2027. Each performance option will vest over a three-year period commencing on the first day of the following fiscal year to which such option relates, in eight equal quarterly instalments. As of December 31, 2025, performance conditions related to 42,500 of the performance-based options had not been achieved and, accordingly, such options had not vested. No stock-based compensation expense had been recognized for the performance-based options, as management concluded that the applicable performance conditions were not considered probable as of that date.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

f.	Warrant Grants and Modifications

2025 Warrant Activity

In February 2025, the Compensation Committee approved the grant of warrants to purchase up to 52,500 shares of Common Stock, with exercise prices of $12.80 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before February 10, 2028.

In April 2025, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 17,813 shares of Common Stock issued to certain consultants in the past at exercise prices between $28.60 to $40.00 per share, to an exercise price of $15.60 per share. The warrants are exercisable into shares of Common Stock on or before February 12, 2026 and December 31, 2027.

On April 28, 2025, prior to the repayment of the Avenue Loan Facility, the Company's stockholders approved a reduction to the exercise price of warrants to purchase 29,246 shares of Common Stock issued to the Avenue Lenders from $40.40 to $14.42 per share. The Company recognized the incremental fair value resulting from the modification in the amount of $102. The Avenue loan facility was repaid in full (see Note 7).

In June 2025, the Compensation Committee approved the grant of warrants to purchase up to 22,500 shares of Common Stock, with exercise prices of $13.40 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before June 1, 2028.

2024 Warrant Activity

In April 2024, the Compensation Committee approved the grant of warrants to purchase up to 73,563 shares of Common Stock, with exercise prices between $28.60 to $40.00 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before December 31, 2026. In addition, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 35,000 shares of Common Stock issued to certain consultants in the past at exercise prices between $104.00 to $129.00 per share, to an exercise price of $32.00 per share. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to those repriced warrants at the amount of $332.

In August 2024, the Compensation Committee approved the grant of warrants to purchase up to 30,000 shares of Common Stock subject to time vesting of one to two years, with exercise prices of $18.60 per share to certain consultants. Out of the warrants to purchase 30,000 shares of Common Stock, 5,000 shares are exercisable into Common Stock on or before December 31, 2027, and 25,000 shares are exercisable into Common Stock on or before August 31, 2029. In addition, the Compensation Committee approved the grant of performance-based warrants to purchase up to 40,000 shares of Common Stock, with exercise prices of $18.60 per share to a certain consultant. The warrants are exercisable into Common Stock on or before August 31, 2029. Management's assumption is that it is not probable that the condition will be met. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to the warrants at the amount of $67.

In November 2024, the Compensation Committee approved the grant of warrants to purchase up to 23,483 shares of Common Stock, with an exercise price of $18.95 per share to a certain consultant. The warrants are exercisable into Common Stock on or before the five years anniversary of the grant date. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to the warrants at the amount of $46.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

In December 2024, the Compensation Committee approved a reduction in the exercise price of warrants to purchase up to 44,063 shares of Common Stock issued to certain consultants in the past at exercise prices between $32.00 to $240.00 per share, to an exercise price of $14.00 per share. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to those repriced warrants at the amount of $164.

g.	Consulting Agreements and Service Providers

On February 15, 2024, the Company executed a consulting agreement with a former officer of Twill. Pursuant to the terms of the consulting agreement, the Company agreed to issue to the former officer of Twill 17,500 fully vested RSUs.

On June 25, 2024, the stockholders of the Company approved the issuance of certain restricted shares of Common Stock and warrants of the Company, under certain consulting agreements with former officers and directors of Twill. Pursuant to the terms of the consulting agreements, the Company agreed to issue to those former officers of Twill warrants to purchase up to 51,648 shares of the Company’s Common Stock, of which 35,898 are subject to time vesting and 15,750 are subject to certain performance-based metrics, with an exercise price of $51 and 19,179 fully vested RSUs. The 15,750 performance-based warrants expired upon conclusion of the Consulting Agreement.

During the years ended December 31, 2025 and 2024, the Company recorded share-based compensation expense related to these service providers in the amounts of $53 and $3,196, respectively. For the years ended December 31, 2025 and 2024, no share-based compensation expense was recorded related to the performance-based warrants.

h.	Restricted Share Acceleration

On November 4, 2024, the Compensation Committee approved amendments to certain previously issued awards of restricted Common Stock in the aggregate amount of 3,438 and 12,500, respectively, granted to Mr. Erez Raphael, our Chief Executive Officer, and Mr. Zvi Ben David, our former Chief Financial Officer, in the aggregate amount of 1,188 and 6,250, respectively, on May 18, 2022 and March 6, 2024 (collectively, the "Prior Awards") to permit an immediate acceleration of the unvested portion of the Prior Awards in the event of change in control of the Company.

In December 2024, the Compensation Committee approved amendments to certain previously issued awards of restricted Common Stock in the aggregate amount of 8,800, granted to certain employees, to permit an immediate acceleration of the unvested portion of the Prior Awards. 7,600 of the accelerated shares will be subject to a lockup until December 31, 2025. During the year ended December 31, 2024, the Company recorded stock-based compensation expenses related to the acceleration of the unvested portion of the Prior Awards at the amount of $75.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

i.	Outstanding Warrants

The table below summarizes the outstanding warrants as of December 31, 2025:

	Warrants
	outstanding as of	Exercise
	December 31, 2025	price $	Expiration date
Consultants	14,250	32.00	December 31, 2026
Consultants	2,000	69.20	December 31, 2026
Consultants	6,500	32.00	December 31, 2026
Consultants	2,813	16.00	December 31, 2026
Consultants	25,000	32.00	December 31, 2026
Consultants	1,500	40.00	December 31, 2026
Consultants	15,000	28.60	December 31, 2026
Consultants	5,000	32.00	December 31, 2026
Consultants	5,000	18.59	August 24, 2027
Consultants	43,375	14.00	December 31, 2027
Consultants	52,500	12.80	February 10, 2028
Lender of loan facility	14,623	14.42	May 1, 2028
Lender of loan facility	14,623	14.42	May 1, 2028
Consultants	22,500	14.20	June 1, 2028
Agent warrants C Feb. 21, 2024	53,443	40.40	February 21, 2029
Agent warrants C-2 Feb. 21, 2024	3,543	42.80	February 21, 2029
Consultants	688	14.00	August 1, 2029
Consultants	25,000	18.59	August 25, 2029
Consultants	5,328	18.95	November 4, 2029
Lender of loan facility	268,579	15.35	April 30, 2032
Consultants	35,898	51.00	February 15, 2034
	617,163

The fair value of the warrants is calculated using the black-Sholes model with the same assumptions applied to the stock options, as reflected in the stock option activity table below.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

j.	Stock Option Activity

Transactions related to the grant of options to employees, directors and non-employees under the above plans and non-plan options during the year ended December 31, 2025 were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options**	$	Years	$
Options outstanding at beginning of period	511,138	55.61	8.55	9
Options granted	86,224	15.38	—	—
Options exercised	—	—	—	—
Options expired	(127,386)	81.94	—	—
Options forfeited	(133,208)	28.13	—	—

Options outstanding at end of period	336,768	46.21	8.16	4

Options vested and expected to vest at end of period	255,827	44.01	8.14	3

Exercisable at end of period	142,433	77.05	7.24	3

(**) See note 1e regarding reverse share split.

Weighted average grant date fair value of options granted during the year ended December 31, 2025, and 2024 is $8.83 and $15.11, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount is impacted by the changes in the fair market value of the Common Stock. The average intrinsic value of the options exercised in 2025 and 2024 were $0 and $24, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 16:-    STOCKHOLDERS’ EQUITY (Cont.)

The following table presents the assumptions used to estimate the fair values of the options granted to employees, non-employees and directors in the period presented:

	Year ended
	December 31,
	2025	2024
Volatility	96.72-102.47%	94.75-97.97%
Risk-free interest rate	3.82-4.23%	3.67-4.72%
Dividend yield	0%	0%
Expected life (years)	5.00-5.87	5.00-5.87

As of December 31, 2025, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $5,471, which is expected to be recognized over a weighted average period of approximately 1.10 years.

k.	Stock Activity

Transactions related to the movement of restricted shares of Common Stock to employees, directors, and non-employees under the above plans during the year ended December 31, 2025 were as follows:

Number of
Restricted shares**

Restricted shares outstanding at beginning of year	270,420
Restricted shares granted	364,950
Restricted shares forfeited	(21,905)

Restricted shares outstanding at end of period (***)	613,465

(**) See note 1e regarding reverse share split.
(***) Including vested restricted shares.

Number of restricted shares vested during 2025 amounts to 58,158.

The fair value of the restricted shares granted during 2025 amounts to $3,177.

The total compensation cost related to all the Company’s equity-based awards, recognized during year ended December 31, 2025 and 2024 were comprised as follows:

	Year ended
	December 31,
	2025	2024
Cost of revenues	$25	$13
Research and development	1,626	3,296
Sales and marketing	2,253	4,890
General and administrative	5,461	7,597

Total stock-based compensation expenses	$9,365	$15,796

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 17:-     SELECTED STATEMENTS OF OPERATIONS DATA

Other Financial expenses (income), net:

	Year ended
	December 31,
	2025	2024
Bank charges	$131	$96
Foreign currency adjustments expenses, net	276	4
Interest income	(943)	(1,116)
Remeasurement of long-term loan	3,842	4,305
Remeasurement of warrant liability	(1,682)	(16,504)
Modification of warrants	102	70
Other Financial Expenses	208	—

Other financial expenses (income), net	$1,934	$(13,145)

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

Geographic Information

•As of December 31, 2025, the majority of the Company’s long live assets are located in Israel and India, in the amounts of $1,066 and $171, respectively.

•As of December 31, 2025, the majority of the Company's revenue is generated in the U.S.

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

The total number of potential common shares related to the outstanding options, warrant and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect was 3,089,371 for the year ended December 31, 2025, and for the year ended December 31, 2024, was 1,783,543.

The following table sets forth the computation of the Company’s basic net earnings (loss) per common stock:

	Year ended
	December 31,
	2025	2024
Net loss	$41,714,000	$42,746,771
Deemed dividend (contribution)	20,021,247	(1,764,421)
Less: loss attributable to participating preferred stock	21,425,670	10,893,373

Net loss attributable to common stock shareholders used in computing basic net loss per share	$40,309,577	$30,088,977

Weighted average number of common stock used in computing basic loss per share	3,982,956	2,451,971

Basic and diluted net loss per common stock	$10.12	$12.27

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except stock and stock data)

NOTE 20: -   RELATED PARTIES TRANSACTIONS

In February 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement, the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 7,500 restricted shares of Common Stock to the consulting firm, vesting quarterly over a four-year period. As of December 31, 2025, the consulting firm received approximately 12,900 shares of Common Stock and warrants to purchase up to 5,000 shares of Common Stock. In addition, in February 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. During the year ended December 31, 2025, the Company recorded share-based compensation expenses related to this service provider in the amounts of $168.

In September 2025, the Compensation Committee approved the grant of 20,000 restricted shares subject to time vesting to the director. The time-vesting restricted shares shall vest on the last day of the second-year anniversary commencing on the respective grant date. The restricted shares were issued under Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

NOTE 21:-     SUBSEQUENT EVENTS

a.	On January 29, 2026 the Company’s stockholders resolved to amend the Company’s 2020 Plan, to increase the number of shares authorized for issuance under the 2020 Equity Incentive Plan by 500,000 shares.
b.	In February 2026, a total of 125,005 Pre-Funded Warrants were exercised into 124,982 shares of Common Stock.
c.	On February 5, 2026, out of the pre-funded warrants that were issued in September 2025, 62,016 were exercised on a cashless basis into 62,016 shares of Common Stock. As of this date, the Company’s total outstanding prefunded warrants were exercisable into 2,377,553 shares of Common Stock.
d.	In February, 2026, pursuant to the A&R Lock-Up Agreements, the Company issued an aggregate of 204,851 shares of Common Stock and 104,090 pre-funded warrants upon conversion of the lock-up consideration.

- - - - - - - - - - - - - - -