Form 10-Q
period 2026-03-31
DarioHealth Corp.
filed 2026-05-13
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(972)-4770-4042
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

As of May 12, 2026, the registrant had 7,312,398 shares of common stock outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under the section of our Annual Report on Form 10-K for the year ended December 31, 2025 (filed on March 19, 2026) entitled “Risk Factors” as well as in our other public filings.

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

4

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2026

UNAUDITED

INDEX

Page
Condensed Consolidated Interim Balance Sheets	F-2 – F-3

Condensed Consolidated Interim Statements of Comprehensive Loss	F-4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity	F-5 – F-5

Condensed Consolidated Interim Statements of Cash Flows	F-6

Notes to Condensed Consolidated Interim Financial Statements	F-7 – F-20

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

	March 31,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,977	$21,803
Short-term bank deposits	5,035	4,214
Short-term restricted bank deposits	252	229
Trade receivables, net	2,219	2,144
Inventories	4,172	4,316
Other accounts receivable and prepaid expenses	2,079	2,361

Total current assets	28,734	35,067

NON-CURRENT ASSETS:
Deposits	80	80
Operating lease right of use assets	607	717
Long-term assets	454	304
Property and equipment, net	511	549
Intangible assets, net	15,468	15,931
Goodwill	57,427	57,427

Total non-current assets	74,547	75,008

Total assets	$103,281	$110,075

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	March 31,	December 31,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,468	$2,928
Deferred revenues	501	714
Operating lease liabilities	378	430
Other accounts payable and accrued expenses	5,010	5,251

Total current liabilities	9,357	9,323

NON-CURRENT LIABILITIES
Operating lease liabilities	507	571
Long-term loan	30,931	30,747
Warrant liability	23	1,466
Other long-term liabilities	83	46

Total non-current liabilities	31,544	32,830

STOCKHOLDERS’ EQUITY **
Common stock of $0.0001 par value - authorized: 400,000,000 shares; issued and outstanding: 7,299,026 and 6,905,948 shares on March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	522,703	519,996
Accumulated deficit	(460,327)	(452,078)

Total stockholders’ equity	62,380	67,922

Total liabilities and stockholders’ equity	$103,281	$110,075

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	Three months ended
	March 31,
	2026	2025
Revenues:
Services	$2,826	$4,875
Consumer hardware	2,758	1,877
Total revenues	5,584	6,752

Cost of revenues:
Services	563	865
Consumer hardware	1,644	1,130
Amortization of acquired intangible assets	177	875
Total cost of revenues	2,384	2,870

Gross profit	3,200	3,882

Operating expenses:
Research and development	$2,385	$4,108
Sales and marketing	4,898	5,873
General and administrative	3,226	3,310

Total operating expenses	10,509	13,291

Operating loss	7,309	9,409

Interest expenses	1,149	—
Other financial income, net	(266)	(204)

Total financial expenses (income), net	883	(204)

Loss before taxes	8,192	9,205

Income tax (benefit)	57	22

Net loss	$8,249	$9,227

Deemed dividend	$—	$4,839

Net loss attributable to common shareholders	$8,249	$14,066

Net loss per share:

Basic and diluted loss per share of common stock	$1.25	$2.87
Weighted average number of common stock used in computing basic and diluted net loss per share**	6,582,297	2,368,516

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2026	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2025	6,905,948	$4	—		$—	$519,996	$(452,078)	$67,922

Issuance of common stock related to lock up agreement	204,851	*)-	—		—	—	—	—
Exercise of pre-funded warrant to common stock	186,998	*)-	—		—	1,266	—	1,266
Stock-based compensation	1,229	*)-	—		—	1,441	—	1,441
Net loss	—	—	—		—	—	(8,249)	(8,249)

Balance as of March 31, 2026	7,299,026	$4	—		$—	$522,703	$(460,327)	$62,380

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended March 31, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2024	1,919,420	$4	49,585	$	*)-	$462,358	$(390,343)	$72,019

Deemed dividend related to issuance of preferred stock	—	—	—		—	4,839	(4,839)	—
Conversion of Preferred Stock to Common Stock	42,771	*)-	(1,800)		*)-	—	—	*)-
Exercise of Prefunded warrants to common stock	142,984	*)-	—		—	1,750	—	1,750
Stock-based compensation	30,155	*)-	—		—	2,342	—	2,342
Issuance of preferred stock, net of issuance cost	—	—	6,800		*)-	6,815	—	6,815
Net loss	—	—	—		—	—	(9,227)	(9,227)

Balance as of March 31, 2025	2,135,330	$4	54,585	$	*)-	$478,104	$(404,409)	$73,699

*) Represents an amount lower than $1.

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,249)	$(9,227)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,441	2,342
Change in operating lease right of use assets	110	110
Amortization of acquired intangible assets	463	1,162
Depreciation and impairment	61	94
Change in fair value of warrant liability	(177)	(1,115)
Accrued interest on short term bank deposits	(21)	—
Non-cash financial expenses	159	293
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables, net	(75)	1,597
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	269	(369)
Decrease in inventories	144	130
Increase (decrease) in trade payables	535	(300)
Decrease in other accounts payable and accrued expenses	(341)	(1,666)
Decrease in deferred revenues	(213)	(278)
Decrease in operating lease liabilities	(116)	(126)
Other	(15)	680

Net cash used in operating activities	(6,025)	(6,673)

Cash flows from investing activities:
Investment in short term bank deposit	(5,000)	—
Proceeds from maturity of short-term bank deposit	4,200	—
Purchase of property and equipment	(31)	(31)
Disposals of property and equipment	5	—

Net cash used in investing activities	(826)	(31)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	6,815

Net cash provided by financing activities	—	6,815

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(6,851)	111
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	25	(21)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	21,803	27,764
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$14,977	$27,854
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$965	$937
Non-cash activities:
Exercise of pre-funded warrants to common stock	$1,266	$1,750
Deferred cost related to ATM offering	$137	$—
Purchase of property and equipment on credit	$5	$—

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other general and administrative business activities.
c.	On February 15, 2024, the Company acquired Twill, pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, Twill Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform(tm): integrates artificial intelligence (AI) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has, through its wholly owned subsidiary PsyInnovations Inc., a company located in India, DarioHealth Services, which serves as the Company’s primary research and development center. DarioHealth Services is engaged in software development and other R&D activities in support of the Company’s operations.
e.	Effective as of August 28, 2025, the Company effected a reverse stock split of its outstanding shares of Common Stock at a ratio of twenty -for- one (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders held on July 23, 2025, and was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on August 25, 2025. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all periods presented.
f.	The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $460,327. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations including meeting its covenants related to loan facility through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

For the three months ended March 31, 2026, the Company used approximately $6,025 of cash in operations.  Based on the Company's updated cash flow projections as of the date of these financial statements, and the conditions noted above, there is substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of issuance of these interim condensed consolidated financial statements. The accompanying condensed interim consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2026 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2026 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2026. Results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Significant Accounting Policies

a.    The significant accounting policies applied in the audited annual consolidated financial statements of the Company as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 are applied consistently in these unaudited interim consolidated financial statements.

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended March 31, 2026
Allowance for credit losses	$158	$—	$(21)	$137

Three months ended March 31, 2025
Allowance for credit losses	$169	$28	$(6)	$191

The Company has no off-balance-sheet concentration of credit risk.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of March 31, 2026 and December 31, 2025, the Company’s major customer accounted for 39.5% and 30.5%, respectively, of the Company’s accounts receivable balance. For the three months ended March 31, 2026 and March 31, 2025, the Company’s major customers accounted for 10.2% and 19.1%, respectively, of the Company’s revenue in the period.

c.  Recently issued Accounting Pronouncements

(i)	In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting this ASU on its disclosures.
(ii)	In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.
(iii)	In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU.
(iv)	In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3: -   INVENTORIES

	March 31,	December 31,
	2026	2025
Raw materials	$815	$751
Finished products	3,357	3,565

	$4,172	$4,316

During the three months periods ended March 31, 2026 and March 31, 2025, total inventory write-down expenses amounted to $0 and $174, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 4: -   REVENUES

The Company is operating a multi-condition healthcare business, empowering individuals to manage their chronic conditions and take steps to improve their overall health. The Company generates revenues from contracts with enterprise business market groups to provide digital therapeutics solutions for individuals to receive access to services through the Company’s commercial arrangements Business-to-Business-to-Consumer (“B2B2C”); revenues from B2B2C arrangements for the three months ended March 31, 2026 were $2,716. The Company also generates revenue directly from individuals through à la carte offering and membership plans ("Consumers"); Consumers revenues for the three months ended March 31, 2026 were $2,868. For the three months ended March 31, 2025, revenues from B2B2C arrangements were $4,737, and Consumer revenues were $2,015.

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company’s performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $501 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2026:

Balance, beginning of the period	$719
New performance obligations	618
Reclassification to revenue as a result of satisfying performance obligations	(831)

Balance, end of the period	$506

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 4: -   REVENUES (Cont.)

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

Costs to fulfill a contract consist of (1) deferred consumer hardware costs incurred in connection with the delivery of services that are deferred, and (2) deferred costs incurred related to future performance obligations which are capitalized.

Costs to fulfill a contract as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Costs to fulfill a contract, current	$266	$258
Costs to fulfill a contract, noncurrent	251	176

Total costs to fulfill a contract	$517	$434

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2025	$434
Additions	181
Cost of revenue recognized	(98)

Ending balance as of March 31, 2026	517

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 5: -   DEBT

Callodine Loan Facility

On April 30, 2025, the Company refinanced its previous $30,000 credit facility with a new $32,500 credit agreement (the “Credit Agreement”), by and among the Company as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent,” and collectively with other lenders, “Lenders”) (the “Callodine Loan Facility”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan (each a “Term Loan”) in which the Company borrowed $32,500 at the time of closing on April 30, 2025. In addition, the Company may at its option draw an aggregate of up to an additional $17,500. $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds. $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. The Credit Agreement has a five-year term that matures in April 2030. Principal repayments on the Term Loan are not due until May 2028, at which point the Company is required to make equal quarterly principal installments in the amount of $1,367, with all remaining outstanding principal due on the Term Loan Maturity Date of April 30, 2030.

The outstanding principal balance under the loan shall bear interest at a per annum rate of interest equal to (i) the Secured Overnight Financing Rate (“SOFR”), (as defined in the Credit Agreement) plus (ii) seven and three-quarters of one percent (7.75%). Upon maturity and/or upon an event of default (or upon any acceleration), interest shall automatically accrue without notice to the Company at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations until paid. The Company paid certain fees with respect to the Term Loan, including a closing fee and an agent fee. Voluntary prepayments of the Term Loan prior to the third anniversary of the closing are also subject to certain pre-payment penalties.

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

On November 5, 2025, the Company entered into an Amendment to the Credit Agreement with the Lenders. Among other things, the amendment (i) resets financial covenants and waives financial-covenant testing for the second and third quarters of 2025; (ii) replaces the minimum cash covenant with a $10,000 minimum consolidated unencumbered liquid assets covenant; (iii) adds monthly 13-week cash-flow reporting when liquidity is below certain amount (subject to an EBITDA exception); (iv) clarifies that Tranche B is uncommitted and at lender discretion; and (v) increases the exit fee by $150 (waived if a change-of-control prepayment fee is triggered). In connection therewith, the Company repriced the Warrant to purchase up to 105,707 shares of Common Stock issued to the lenders on April 30, 2025, at an exercise price $16.56 per share, to permit an amendment to the exercise price of such Warrants to $15.35. In addition, conversion right of the lender in the amount of $2,500 was amended to a conversion price of $15.35 per share. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended.

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

On June 9, 2022 (the closing date of the Orbimed Loan, which was repaid in May 2023), the Company agreed to issue Orbimed a warrant (the “Orbimed Warrant”) to purchase up to 11,330 shares of the Company’s Common Stock, at an exercise price of $132.40 per share, which shall have a term of 7 years from the issuance date. The Orbimed Warrant contains customary share adjustment provisions, as well as weighted average price protection in certain circumstances but in no event will the exercise price of the Warrant be adjusted to a price less than $80.00 per share. Following the issuance and sale of the Company’s Series C Preferred Stock in February 2024, and as a result of a certain price protection provision in the Orbimed Warrant, the exercise price of the Orbimed Warrant was adjusted to a price per share of $80.

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three months ended March 31, 2026, were $20, compared to $30 for the three months ended March 31, 2025.

Pre-Funded Warrants

On February 15, 2024, as part of the acquisition of Twill the Company issued Pre-Funded Warrants to purchase up to 500,020 shares of Company Common Stock, issuable to a trust (the “Trust”) formed for the benefit of certain equity and debt holders of Twill.

The Company has classified the Pre-Funded Warrants as liability pursuant to ASC 815-40 since the Pre-Funded Warrants do not meet all the equity classification conditions. Accordingly, the Company measured the Pre-Funded Warrants at their fair value. The Pre-Funded Warrants liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of comprehensive loss.

In February 2025, a total of 125,005 Pre-Funded Warrants were cashless exercised into 124,985 shares of Common Stock.

In February 2026, a total of 125,005 Pre-Funded Warrants were cashless exercised into 124,982 shares of Common Stock. This represented the final tranche of the Pre-Funded Warrants issued in connection with the Twill acquisition, and as of March 31, 2026, no Pre-Funded Warrants related to the acquisition of Twill remain outstanding.

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $157 and $1,085, respectively, of remeasurement income related to the Pre-Funded Warrants. The estimated fair value of the Pre-Funded Warrants liabilities was determined using observable market inputs, primarily the quoted market price of the Company’s common stock, and is classified within Level 2.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$6,367	$—	$6,367	$—

Total financial assets	$6,367	$—	$6,367	$—

Financial liabilities:
Orbimed Warrant liability	$23	$—	$—	$23

Total financial liabilities	$23	$—	$—	$23

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,761	$—	$12,761	$—

Total financial assets	$12,761	$—	$12,761	$—

Financial liabilities:
Orbimed Warrant liability	43	—	—	43
Pre-Funded Warrant liability	1,423	—	1,423	—

Total financial liabilities	$1,466	$—	$1,423	$43

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participation received, net of royalties accrued or paid, totaled $976 as of December 31, 2025, and $981 as of March 31, 2026.

During the three months ended March 31, 2026 and March 31, 2025, the Company did not record significant IIA royalties related to the acquisition of Physimax Technology.

NOTE 8: -   INTANGIBLE ASSETS

a. Finite-lived intangible assets:
	March 31,	December 31,	Weighted Average
	2026	2025	Remaining Life
			As of March 31, 2026
Original amounts:
Technology	$22,580	$22,580	5.8
Brand	376	376	—
Customer Relationship Healthcare	13,791	13,791	9.8
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	18,456	18,279
Brand	376	376
Customer Relationship Healthcare	2,464	2,178
Domains	6	6
	21,302	20,839
Intangible assets, net	$15,468	$15,931

b. Estimated amortization expense:

For the year ended December 31,
Remainder of 2026	1,414
2027	1,877
2028	1,882
2029	1,877
Thereafter	8,418
	$15,468

c. Amortization expenses for the three months ended March 31, 2026 and March 31, 2025 were $463 and $1,162, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 9: -   RELATED PARTIES TRANSACTIONS

In February 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement, the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 7,500 restricted shares of Common Stock to the consulting firm, vesting quarterly over a four-year period. As of December 31, 2025, the consulting firm received approximately 12,900 shares of Common Stock and warrants to purchase up to 5,000 shares of Common Stock. In addition, in February 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. During the three months ended March 31, 2026, and March 31, 2025 the Company recorded share-based compensation expenses related to this service provider in the amounts of $65 and $65 respectively.

NOTE 10: -   STOCKHOLDERS’ EQUITY

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

b.	ATM Offering

On March 30, 2026, the Company entered into an At-The-Market Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $20,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent fee paid to the sales agent.  As of March 31, 2026, the Company had not sold any shares under the ATM and there were $20,000 remaining funds available under the ATM.

c.	Pre-Funded Warrant Exercises

On February 5, 2026, out of the pre-funded warrants that were issued in September 2025, 62,016 were exercised on a cashless basis into 62,016 shares of Common Stock. As of March 31, 2026, the Company’s total outstanding prefunded warrants were exercisable into 2,377,553 shares of Common Stock.

On March 17, 2025, from the pre-funded warrants that were issued in July 2020, 18,015 were exercised on a cashless basis into 17,999 shares of Common Stock.

d.	Preferred Stock

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

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

In September 2025, all outstanding shares of Series D, D-1, D-2 and D-3 Preferred Stock, totaling 25,605 shares, were converted into 1,600,043 and 776,719 shares of Common Stock and pre-funded warrants, respectively, and as of September 30, 2025, no shares of Series D, D-1, D-2 and D-3 Preferred Stock remains outstanding.

During the three months period ended March 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D and D-1 Preferred Stock as a deemed dividend for an amount of $2,226. No deemed dividend was recorded during the three months period ended March 31, 2026 as all D and D-1 Preferred Stock were converted in September 2025.

During the three months period ended March 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D-2 and D-3 Preferred Stock as a deemed dividend for an amount of $419. No deemed dividend was recorded during the three months period ended March 31, 2026 as all D-2 and D-3 Preferred Stock were converted in September 2025.

In February 2025, a total of 125 shares of certain Series C Convertible Preferred Stock were converted into 3,791 shares of Common Stock.

During the three months period ended March 31, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend for an amount of $2,194. No deemed dividend was recorded during the three months period ended March 31, 2026 as all C, C-1 and C-2 Preferred Stock were converted in September 2025.

In March 2025, a total of 1,675 shares of certain Series A-1 Convertible Preferred Stock were converted into 38,980 shares of Common Stock.

e.	Lock-Up Agreements

In February, 2026, pursuant to the A&R Lock-Up Agreements entered into in December 2024, as subsequently amended in May and October 2025, the Company issued an aggregate of 204,851 shares of Common Stock and 104,090 pre-funded warrants upon conversion of the lock-up consideration.

f.	Stock plans

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

In January 2026, pursuant to the terms of the 2020 Plan as approved by the Company’s stockholders, the Company increased the number of shares authorized for issuance under the 2020 Plan by 636,131 shares, from 894,883 to 1,531,014.

On January 29, 2026 the Company’s stockholders resolved to amend the Company’s 2020 Plan, to increase the number of shares authorized for issuance under the 2020 Equity Incentive Plan by 500,000 shares, from 1,531,014 to 2,031,014.

g.	Stock Option, Restricted Stock and Warrant Grants

2026 Grants

Employees and Consultants: During 2026, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved grants of an aggregate of 2,127 restricted shares of Common Stock to employees and Consultants of the Company, and approved grants of options to purchase an aggregate of 8,500 shares of Common Stock to employees of the Company, at exercise prices ranging from $10.14 to $11.38 per share. The time-vesting restricted shares and stock options vest over three years commencing on the respective

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

grant dates, and the options have a ten-year contractual term. All such restricted shares and options were issued pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”). In addition, during 2026, the Compensation Committee approved an amendment to certain previously issued restricted stock awards to accelerate the vesting of 6,250 previously unvested restricted shares.

Service Providers: During 2026, the Compensation Committee approved a monthly grant of shares of the Company’s Common Stock equal to $15 of restricted shares to certain service providers per month, to be granted quarterly during the period that the certain consulting agreement remains in effect. During the three months ended March 31, 2026 no restricted unregistered shares of Common Stock, were issued to certain service provider under this approval the Company recorded compensation expense in the amount of $30.

2025 Grants

Employees and Consultants: During 2025, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") approved a grant of 28,750 restricted shares of Common Stock to certain service providers and approved the grant of warrants to purchase up to 52,500 shares of Common Stock, at an exercise price of $12.80 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before February 10, 2028. All such restricted shares and warrants were issued pursuant to the Company's Amended and Restated 2020 Equity Incentive Plan, as amended (the "2020 Plan").

Directors: During 2025, the Compensation Committee approved a grant of 1,500 restricted shares of Common Stock to a director of the Company and approved an amendment to certain previously issued awards of restricted Common Stock in the aggregate amount of 1,750 shares, granted to the director, to permit an immediate acceleration of the unvested portion of the prior awards.

h.	Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the three-months period ended March 31, 2026, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options**	$	Years	$
Options outstanding at beginning of period	336,768	46.21	8.16	4
Options granted	8,500	11.32	—	—
Options exercised	—	—	—	—
Options expired	(46,885)	62.73	—	—
Options forfeited	(7,067)	13.03	—	—

Options outstanding at end of period	291,316	43.34	8.25	2

Options vested and expected to vest at end of period	103,970	33.66	8.16	—

Exercisable at end of period	137,020	66.34	7.75	2

(**) See note 1e regarding reverse share split.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the first quarter of 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2026. This amount is impacted by the changes in the fair market value of the Common Stock.

i.	Transactions related to the grant of restricted shares to employees and directors under the above plans during the three-months period ended March 31, 2026, were as follows:

Number of
Restricted shares**

Restricted shares outstanding at beginning of year	613,465
Restricted shares granted	2,127
Restricted shares forfeited	(3,031)

Restricted shares outstanding at end of period	612,561

(**) See note 1e regarding reverse share split.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

As of March 31, 2026, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $4,267 which is expected to be recognized over a weighted average period of approximately one (1.03) year.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

Number of restricted shares vested during the three months period ended March 31, 2026 amounts to 19,876.

The fair value of the restricted shares granted during the three months period ended March 31, 2026 amounts to $22.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

	Three months ended
	March 31,
	2026	2025
Volatility	98.97-101.10%	—%
Risk-free interest rate	3.79-3.83%	—%
Dividend yield	—%	—%
Expected life (years)	5.88	—

The total compensation cost related to all of the Company’s stock-based awards recognized during the three-month periods ended March 31, 2026 and 2025 was comprised as follows:

	Three months ended
	March 31,
	2026	2025
Cost of revenues	$5	$10
Research and development	92	526
Sales and marketing	133	815
General and administrative	1,211	991

Total stock-based compensation expenses	$1,441	$2,342

NOTE 11: - SELECTED STATEMENTS OF OPERATIONS DATA

Other Financial income, net:

	Three months ended
	March 31,
	2026	2025
Bank charges	$23	$34
Foreign currency adjustments expenses, net	48	(42)
Interest income	(160)	(289)
Remeasurement of Avenue loan	—	1,207
Remeasurement of warrant liability	(177)	(1,114)

Other financial income, net	$(266)	$(204)

NOTE 12:-   SEGMENT REPORTING

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

NOTE 12:-   SEGMENT REPORTING (Cont.)

Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic Information

●	As of March 31, 2026, the majority of the Company’s long-lived assets are located in Israel and India.
●	As of March 31, 2026, the majority of the Company’s revenue is generated in the U.S.

NOTE 13: - INCOME TAXES

During the three months ended March 31, 2026, the Company recorded tax expenses in the amount of $57, compared to $22 for the three months ended March 31, 2025.

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 14: -  BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON STOCK

The Company computes net loss per share of Common Stock using the two-class method. Basic and diluted net earnings or loss per share is computed using the weighted-average number of shares outstanding during the period. This calculation includes the total weighted average number of the Common Stock, which includes prefunded warrants.

The total number of potential shares of Common Stock related to outstanding options, warrants and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 919,809 and 3,453,722 for the three months ended March 31, 2026 and March 31, 2025, respectively.

The following table sets forth the computation of the Company’s basic net earnings (loss) per Common Stock:

	Three months ended
	March 31,
	2026	2025
Net loss	$8,248,858	$9,227,162
Deemed dividend	—	4,838,622
Less: loss attributable to participating preferred stock	—	7,271,112

Net loss attributable to common stock shareholders used in computing basic net loss per share	$8,248,858	$6,794,672

Weighted average number of common stock used in computing basic loss per share	6,582,297	2,368,516

Basic and diluted net loss per common stock	$1.25	$2.87

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 15: - SUBSEQUENT EVENTS

a.Subsequent to March 31, 2026 and through the date of this Quarterly Report on Form 10-Q, we sold an aggregate of 7,252 shares under the ATM Program for gross proceeds of approximately $54 and net proceeds of approximately $53, after deducting commissions and offering expenses. As of May 13, 2026, there were $19,946 remaining funds available under the ATM.

b.On April 5, 2026, the Company, through its wholly-owned subsidiary LabStyle, entered into a sublease agreement (the "Sublease") pursuant to which LabStyle agreed to sublease a portion of its leased office premises located in Caesarea, Israel to an unrelated third party. Under the Sublease, LabStyle is expected to receive a monthly consideration of approximately $21 over a period of 28 months.

c.	In April 16, 2026 (the "Service Commencement Date"), Dario Health Services, the Company's wholly-owned subsidiary incorporated in India, entered into a lease agreement (the "New Agreement") with Indiqube Spaces Limited for the use of 176 dedicated work units on the fourth floor of Indiqube Vatika Building, Tower-A, Golf Course Road, Sector 54, Gurugram, Haryana, India. The New Agreement has a commitment term of 42 months from the Service Commencement Date. The monthly rent, including management services, under the new lease will be approximately $19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except for share and share amounts)

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements." You should review the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

At the core of our mission and vision is engagement. We believe that most existing digital health solutions in the market fail to deliver improved health outcomes because users are not engaged due to a lack of relevance, personalization, consumerization, and longitudinal data and information. We, and our acquired companies, first commercialized our digital behavioral health products in the direct-to-consumer ("D2C") marketplace, and we continue to use the D2C marketplace as a sandbox and laboratory for innovation. These consumers pay for these digital health products out of their own pockets and are therefore the most value-driven among all healthcare consumers. These consumers demanded that we deliver highly engaging user experiences that deliver strong clinical health outcomes for which consumers will pay. The bottom line is that if users are not engaged in digital solutions over a long period of time, they cannot change their behavior and they cannot get healthier - we first deliver engagement followed by sustained behavior change that then leads to measurable health outcomes and improvement. We believe that our D2C marketplace roots and continued focus delivers better user experiences, longer sustained engagement, stronger clinical outcomes, at the most affordable prices, that then delivers the highest return on investment ("ROI") in the industry.

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

With our whole-person digital health platform, we address a broad range of health needs, including chronic condition management (e.g., diabetes, hypertension, obesity, and musculoskeletal issues), behavioral health (e.g., stress, anxiety, and depression), and preventive care. By integrating digital therapeutics and well-being solutions with real-time data monitoring and access to professional care teams, we ensure an AI-driven adaptive and continuous care experience that combines digital self-care with virtual coaching and virtual clinical care. As of 2025, our eligible user base spans millions of individuals worldwide, supported by partnerships with employers, health plans, pharmaceutical companies, and providers.

We serve four primary market segments that drive our business model. Our historic roots, as well as those of our largest acquisition, Twill, Inc. ("Twill"), began in the D2C market. We continue to operate in the D2C market in the U.S. and select international markets and use it as an innovation laboratory. From our D2C origins, Dario and Twill expanded into B2B market segments such that these market segments now represent three-fourths of our current revenues. These B2B market segments include medium-to-large employers, national and regional health plans, and global pharmaceutical companies.

Our medium-to-large employer market segment is focused on employers with over 1,000 employees. We go to market through a direct sales force, consultants, brokers, and channel partners.

Our health plan customers include five of the nation's largest organizations where we provide our solutions to their members both nationally and regionally. We have specialized in providing our behavioral health offering to Medicare and Medicaid members.

In total, we had 165 customers in 2026.

We have provided our engagement platform services to a dozen global pharmaceutical companies across nearly as many medical conditions, delivering three value propositions: (1) Top of the Funnel education and awareness to help companies find new patients for their treatments, (2) Mental and physical health support to improve medication adherence, persistence, and compliance, and (3) Patient journey data analytics.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025 (dollar amounts in thousands)

Revenues

Revenues for the three months ended March 31, 2026 amounted to $5,584, compared to revenues of $6,752 during the three months ended March 31, 2025, representing a decrease of 17.3%. The decrease in revenues was primarily attributable to a non-recurring revenue from a pharmaceutical partner recognized in the prior-year period. These declines were partially offset by growth in revenues from channel partners and an increase in direct-to-consumer sales.

Cost of Revenues

During the three months ended March 31, 2026, we recorded costs related to revenues in the amount of $2,384, compared to $2,870 during the three months ended March 31, 2025, representing a decrease of 16.9%. The decrease was primarily driven by lower amortization of technology and lower hosting and server expenses, which were partially offset by higher hardware and consumables expenses recorded in the cost of revenues.

Cost of revenues consists mainly of the cost of hardware and consumables production, employees' salaries and related overhead costs, stock-based compensation, depreciation of production lines and related cost of equipment used in production, amortization of technologies, hosting costs, shipping and handling costs, and inventory write-downs.

Gross Profit

Gross profit for the three months ended March 31, 2026 amounted to $3,200 (57.3% of revenues), compared to $3,882 (57.5% of revenues) during the three months ended March 31, 2025. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, resulted mainly from the decrease in revenue and higher hardware and consumables expenses which were partially offset by lower amortization of technology and lower hosting and server expenses. Gross profit for the three months ended March 31, 2026, excluding amortization of acquired technology, stock-based compensation and depreciation, was $3,385 (60.6% of revenues) compared to $4,782 (70.8% of revenues) during the three months ended March 31, 2025.

Research and Development Expenses

Our research and development expenses decreased by $1,723, or 41.9%, to $2,385 for the three months ended March 31, 2026, compared to $4,108 for the three months ended March 31, 2025. The decrease in research and development expenses was mainly due to efficiencies and post-merger activities, resulting in a decrease in payroll expenses, subcontractors and consulting and stock-based compensation expenses partially offset by the impact of foreign currency fluctuations resulting from the strengthening of the New Israeli Shekel (“NIS”) against the U.S. dollar, as certain expenses are denominated in NIS. Our research and development expenses, excluding stock-based compensation and depreciation, for the three months ended March 31, 2026 were $2,261 compared to $3,542 for the three months ended March 31, 2025.

Research and development expenses consist mainly of employees' salaries and related overhead costs involved in research and development activities, expenses related to (i) our solutions (ii) labor, stock-based compensation, contractors and engineering expenses, (iii) depreciation and maintenance fees related to equipment and software tools used in research and development, and (iv) facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $975, or 16.6%, to $4,898 for the three months ended March 31, 2026, compared to $5,873 for the three months ended March 31, 2025. The decrease was mainly a result of lower payroll expenses, lower stock-based compensation, partially offset by an increase in digital marketing expenses. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the three months ended March 31, 2026 were $4,466 compared to $4,747 for the three months ended March 31, 2025, a decrease of $281.

Sales and marketing expenses consist mainly of employees' salaries and related overhead costs, stock-based compensation, depreciation of customer relationship intangible asset, digital marketing campaigns, trade show expenses, and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $84, or 2.5%, to $3,226 for the three months ended March 31, 2026, compared to $3,310 for the three months ended March 31, 2025. The decrease was mainly due to lower expenses relates to corporate activities such as investor relations, and insurance expenses, and lower accounting and legal fees which were partially offset by an increase in stock-based compensation expenses and the impact of foreign currency fluctuations resulting from the strengthening of the (“NIS”) against the U.S. dollar, as certain expenses are denominated in NIS. Our general and administrative expenses, excluding stock-based compensation, share-based payments and depreciation, for the three months ended March 31, 2026 were $2,002 compared to $2,304 for the three months ended March 31, 2025, a decrease of $302.

Our general and administrative expenses consist mainly of employees' salaries and related overhead costs, stock-based compensation, insurance costs, legal and accounting fees, acquisition-related costs, and expenses related to investor relations.

Financial Expenses (Income), net

Our financial expenses (income), net for the three months ended March 31, 2026 were $883, compared to $(204) for the three months ended March 31, 2025. The decrease in our financial income was mainly due to financial income resulting from the revaluation of pre-funded warrants in the first quarter of 2025 which were fully exercised in February 2026.

Financial income, net primarily consists of credit facility interest expense, interest income from cash balances, revaluation of warrants and pre-funded warrants, bank charges, lease liability and foreign currency translation differences.

Income tax

Income tax expenses were $57 for the three months ended March 31, 2026, compared to $22 for the three months ended March 31, 2025. Income tax expenses for the three months ended March 31, 2026 were primarily comprised of sales tax and state tax.

Net loss

Net loss decreased by $978, or 10.6%, to $8,249 for the three months ended March 31, 2026, compared to a net loss of $9,227 for the three months ended March 31, 2025. The decrease in net loss was mainly due to decrease in operating expenses.

The factors described above resulted in net loss attributable to common stockholders for the three months ended March 31, 2026 of $8,249, compared to net loss attributable to common stockholders of $14,066 for the three months ended March 31, 2025.

Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented in accordance with U.S. GAAP within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures ("NGFM") of the Company's financial results, including such amounts captioned "Non-GAAP Adjusted Loss," as presented herein below. The NGFM measures captioned "Non-GAAP Adjusted Loss" are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and/or the most directly comparable U.S. GAAP financial measures.

Such NGFM are presented with the intent of providing greater transparency of information used by us in our financial performance analysis and operational decision-making. We believe these NGFM provide meaningful information to assist investors, shareholders, and other readers of our unaudited condensed consolidated financial statements in making comparisons to our historical financial results, and analyzing the underlying financial results of our operations. We believe the NGFM provide useful information by isolating certain expenses, gains, and losses which are not necessarily indicative of our operating financial results and business outlook.

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	(in thousands)
	2026	2025	$ Change
Net Loss Reconciliation
Net loss - as reported	$(8,249)	$(9,227)	$978

Adjustments
Depreciation and impairment expense	61	94	(33)
Amortization of acquired intangible assets	463	1,162	(699)
Financial (income) expenses, net	883	(204)	1,087
Income tax	57	22	35
Stock-based compensation expenses	1,441	2,342	(901)

Non-GAAP adjusted loss	$(5,344)	$(5,811)	$467

Liquidity and Capital Resources

As of March 31, 2026, we had approximately $14,977 in cash and cash equivalents and $5,035 in short term deposits compared to $21,803 and $4,214 on December 31, 2025.

We have experienced cumulative losses of $460,327 since inception (August 11, 2011) through March 31, 2026, and have stockholders' equity of $62,380 as of March 31, 2026. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our Common Stock and warrants to purchase shares of our Common Stock, receiving aggregate net proceeds totaling $307,133 through March 31, 2026, and a credit facility, net in the amount of $25,795 as of March 31, 2026.

On April 30, 2025, we entered into a Credit Agreement (the “Credit Agreement”), by and among us as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan to us of up to $50,000 (each a “Term Loan”) in which we borrowed $32,500 at the time of closing on April 30, 2025 (the “Callodine Loan Facility”). The Callodine Loan Facility has a five-year term maturing in April 2030, with principal repayments not due until May 2028. The outstanding principal balance bears interest at SOFR plus 7.75%. In addition, we may draw up to an additional $17,500 subject to certain conditions. As of March 31, 2026, the outstanding balance under the Callodine Loan Facility was $30,931.

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

The outstanding principal balance under the loan shall bear interest at a per annum rate of interest equal to (i) the Term SOFR Rate (as defined in the Credit Agreement) plus (ii) seven and three-quarters of one percent (7.75%). Upon maturity and/or upon an event of default (or upon any acceleration), interest shall automatically accrue without notice to us at a rate per annum equal to the lesser of (i) three percent (3%) over the Contract Rate (as defined in the Credit Agreement), or (ii) the maximum rate of interest permitted to be charged by applicable laws or regulations until paid. We will pay certain fees with respect to the Term Loan, including a closing fee, an exit fee, and an agent fee. Voluntary prepayments of the Term Loan prior to the third anniversary of the closing are also subject to certain pre-payment penalties.

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

On March 30, 2026, we entered into the Sales Agreement with A.G.P./Alliance Global Partners, pursuant to which we may offer and sell, from time to time, up to an aggregate of $20.0 million of shares of our common stock under the ATM Program. Sales of shares under the Sales Agreement, if any, may be made by any method permitted by law that is deemed to be an “at the market offering” under Rule 415(a)(4) under the Securities Act, or in negotiated transactions or as principal pursuant to a separate terms agreement. We have no obligation to sell any shares under the ATM Program and may suspend offers thereunder or terminate the Sales Agreement at any time, subject to its terms.

We intend to use any net proceeds from the ATM Program for commercial, sales and marketing activities, research and development, potential mergers and acquisitions, repayment of outstanding indebtedness and related interest under the Callodine Loan Facility, and for general corporate and working capital purposes.

The Sales Agreement provides that the Agent is entitled to a commission of 3.0% of the gross sales price of shares sold under the ATM Program. We have also agreed to reimburse certain reasonable and documented expenses of the Agent, including legal fees and other customary expenses, subject to specified caps. The Sales Agreement contains customary representations, warranties, covenants, indemnification obligations and termination provisions.

As of March 31, 2026, no shares had been sold under the ATM Program. Subsequent to March 31, 2026 and through the date of this Quarterly Report on Form 10-Q, we sold an aggregate of 7,252 shares under the ATM Program for gross proceeds of approximately $54 and net proceeds of approximately $53, after deducting commissions and offering expenses.

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

Based on the Company's updated cash flow projections as of the date of these financial statements, and the conditions noted above, we believe that our current cash on hand will not be sufficient to fund our projected operating requirements for a period of one year from the issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected.

Cash Flows

The following table sets forth selected cash flow information for the periods indicated:

	March 31,
	2026	2025
	$	$
Cash used in operating activities:	(6,025)	(6,673)
Cash used in investing activities:	(826)	(31)
Cash provided by financing activities:	—	6,815
	(6,851)	111

Net cash used in operating activities

Net cash used in operating activities was $6,025 for the three months ended March 31, 2026, a decrease of 9.7% compared to $6,673 used in operations for three months ended March 31, 2025. Cash used in operations decreased mainly due to the decrease in our operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $826 for the three months ended March 31, 2026, compared to $31 net cash used in investing activities during the same period in 2025. The increase is due to investments in short term bank deposit, compared to the same period in 2025.

Net cash provided from financing activities

There were no financing activities during the three months ended March 31, 2026, compared to $6,815 net cash derived from financing activities during the same period in 2025. The 2025 amount was mainly attributable to proceeds from the issuance of shares of preferred stock.

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

Based on their evaluation, the Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below.

We believe our current cash on hand will not be sufficient to fund our projected operating requirements for a period of one year from the issuance of these interim financial statements. This raises substantial doubt about our ability to continue as a going concern.

We believe that our current cash on hand will not be sufficient to fund our projected operating requirements for a period of one year from the issuance of our interim financial statements. This raises substantial doubt about our ability to continue as a going concern and could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant revenues, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate product development plans commercialization, sales and marketing, or other strategic initiatives.

Item 6. Exhibits.

No.	Description of Exhibit
10.1

Sales Agreement between the Company and A.G.P./Alliance Global Partners, dated March 30, 2026 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on March 30, 2026).

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 13, 2026		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chen Franco-Yehuda
		Name:	Chen Franco-Yehuda
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)