Form 10-Q
period 2026-06-30
DarioHealth Corp.
filed 2026-08-11
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 9,799,481 shares of common stock outstanding.

When used in this quarterly report, the terms “Dario,” “DarioHealth,” “the Company,” “we,” “our,” and “us” refer to DarioHealth Corp., a Delaware corporation and our subsidiary LabStyle Innovation Ltd., an Israeli company, PsyInnovations Inc., a Delaware corporation, Twill, Inc., a Delaware corporation, DarioHealth India Services Pvt. Ltd., an Indian company, and Dario Care LLC, a Delaware limited liability company. Dario is registered as a trademark in the United States, China, Canada, Hong Kong, Australia, Brazil, the EU, and is also registered as a WO (WIPO registration). “DarioHealth” is registered as a trademark in the United States, Israel, China, Canada, Australia, India, Japan, the EU, and as a WO.

DarioHealth Corp.

Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

●	our current and future capital requirements and our ability to satisfy our capital needs through financing transactions or otherwise;
●	the uncertainty regarding the ultimate availability, timing, and amount of remaining refunds of the International Emergency Economic Powers Act (“IEEPA”) tariffs we previously paid which have been subject to recent judicial developments;
●	our ability to meet the requirements of our existing debt facility;
●	our product launches and market penetration plans;
●	the execution of agreements with various providers for our solution;
●	our ability to maintain our relationships with key partners;
●	our ability to maintain or protect the validity of our U.S. and other patents and other intellectual property;
●	our ability to retain key executive members;
●	our ability to internally develop new inventions and intellectual property;
●	the ability to consummate a potential sale, merger or strategic business combination;
●	general market, political and economic conditions in the countries in which we operate, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the attack by Hamas and other terrorist organizations in the Middle East and Israel’s war against them;
●	changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs;
●	interpretations of current laws and the passage of future laws; and
●	acceptance of our business model by investors.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026

UNAUDITED

INDEX

Page
Condensed Consolidated Interim Balance Sheets	F-2 – F-3

Condensed Consolidated Interim Statements of Comprehensive Loss	F-4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity	F-5 – F-6

Condensed Consolidated Interim Statements of Cash Flows	F-7

Notes to Condensed Consolidated Interim Financial Statements	F-8 – F-22

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

	June 30,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,634	$21,803
Short-term bank deposits	7,327	4,214
Short-term restricted bank deposits	293	229
Trade receivables, net	1,549	2,144
Inventories	3,719	4,316
Other accounts receivable and prepaid expenses	2,604	2,361

Total current assets	22,126	35,067

NON-CURRENT ASSETS:
Deposits	119	80
Operating lease right of use assets	1,029	717
Long-term assets	386	304
Property and equipment, net	503	549
Intangible assets, net	15,000	15,931
Goodwill	57,427	57,427

Total non-current assets	74,464	75,008

Total assets	$96,590	$110,075

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	June 30,	December 31,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$3,173	$2,928
Deferred revenues	521	714
Operating lease liabilities	572	430
Other accounts payable and accrued expenses	5,312	5,251

Total current liabilities	9,578	9,323

NON-CURRENT LIABILITIES
Operating lease liabilities	777	571
Long-term loan	31,064	30,747
Warrant liability	15	1,466
Other long-term liabilities	68	46

Total non-current liabilities	31,924	32,830

STOCKHOLDERS’ EQUITY **
Common stock of $0.0001 par value - authorized: 400,000,000 shares; issued and outstanding: 7,341,866 and 6,905,948 shares on June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	523,335	519,996
Accumulated deficit	(468,251)	(452,078)

Total stockholders’ equity	55,088	67,922

Total liabilities and stockholders’ equity	$96,590	$110,075

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Services	$2,585	$3,661	$5,410	$8,536
Consumer hardware	2,592	1,708	5,350	3,585
Total revenues	5,177	5,369	10,760	12,121

Cost of revenues:
Services	440	821	1,002	1,686
Consumer hardware	1,367	1,151	3,010	2,281
Amortization of acquired intangible assets	178	433	354	1,308
Total cost of revenues	1,985	2,405	4,366	5,275

Gross profit	3,192	2,964	6,394	6,846

Operating expenses:
Research and development	$2,100	$3,721	$4,485	$7,829
Sales and marketing	4,971	5,231	9,870	11,104
General and administrative	2,600	3,212	5,826	6,522

Total operating expenses	9,671	12,164	20,181	25,455

Operating loss	6,479	9,200	13,787	18,609

Interest expenses	1,123	—	2,273	—
Other financial expenses (income), net	(6)	3,790	(271)	3,586

Total financial expenses, net	1,117	3,790	2,002	3,586

Loss before taxes	7,596	12,990	15,789	22,195

Income tax	328	—	384	22

Net loss	$7,924	$12,990	$16,173	$22,217

Deemed dividend	$—	$5,572	$—	$10,411

Net loss attributable to common shareholders	$7,924	$18,562	$16,173	$32,628

Net loss per share:

Basic and diluted loss per share of common stock	$0.85	$3.54	$1.75	$6.50
Weighted average number of common stock used in computing basic and diluted net loss per share**	9,343,618	2,481,548	9,238,133	2,425,039

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

					Additional		Total
	Common Stock		Preferred Stock		paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2026	Number**	Amount	Number	Amount	capital	deficit	equity
Balance as of March 31, 2026	7,299,026	$4	—	$—	$522,703	$(460,327)	$62,380

Issuance of common stock, net of issuance cost	14,191	—	—	—	—	—	—
Stock-based compensation	28,649	—	—	—	632	—	632
Net loss	—	—	—	—	—	(7,924)	(7,924)

Balance as of June 30, 2026	7,341,866	$4	—	$—	$523,335	$(468,251)	$55,088

					Additional		Total
	Common Stock		Preferred Stock		paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2026	Number**	Amount	Number	Amount	capital	deficit	equity
Balance as of December 31, 2025	6,905,948	$4	—	$—	$519,996	$(452,078)	$67,922

Issuance of common stock, net of issuance cost	14,191	—	—	—	—	—	—
Issuance of common stock related to lock up agreement	204,851	*)-	—	—	—	—	—
Exercise of pre-funded warrant to common stock	186,998	*)-	—	—	1,266	—	1,266
Stock-based compensation	29,878	—	—	—	2,073	—	2,073
Net loss	—	—	—	—	—	(16,173)	(16,173)

Balance as of June 30, 2026	7,341,866	$4	—	$—	$523,335	$(468,251)	$55,088

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended June 30, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of March 31, 2025	2,135,330	$4	54,585	$	*)-	$478,104	$(404,409)	$73,699

Modification of preferred stock	—	—	—		—	1,604	(1,604)	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	3,968	(3,968)	—
Conversion of Preferred Stock to Common Stock	40,632	*)-	(1,145)		*)-	—	—	*)-
Stock-based compensation	97,786	*)-	—		—	2,035	—	2,035
Issuance of warrants in connection with Callodine loan facility, net of issuance cost	—	-	—		—	1,140	—	1,140
Modification of former lender warrants	—	—	—		—	102	—	102
Net loss	—	—	—		—	—	(12,990)	(12,990)

Balance as of June 30, 2025	2,273,748	$4	53,440		$—	$486,953	$(422,971)	$63,986

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Six Months Ended June 30, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2024	1,919,420	$4	49,585	$	*)-	$462,358	$(390,343)	$72,019

Deemed dividend related to issuance of preferred stock	—	—	—		—	8,807	(8,807)	—
Conversion of Preferred Stock to Common Stock	83,403	*)-	(2,945)		*)-	*)-	—	*)-
Modification of preferred stock	—	—	—		—	1,604	(1,604)	—
Exercise of prefunded warrants to common stock	142,985	*)-	—		—	1,750	—	1,750
Stock-based compensation	127,940	*)-	—		—	4,377	—	4,377
Modification of former lender warrants	—	*)-	—		—	102	—	102
Issuance of preferred stock, net of issuance cost	—	—	6,800		*)-	6,815	—	6,815
Issuance of warrants in connection with Callodine loan facility, net of issuance cost	—	—	—		—	1,140	—	1,140
Net loss	—	—	—		—	—	(22,217)	(22,217)

Balance as of June 30, 2025	2,273,748	$4	53,440	$	*)-	$486,953	$(422,971)	$63,986

*) Represents an amount lower than $1.

(**) See note 1e regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,173)	$(22,217)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,073	4,377
Change in operating lease right of use assets	237	204
Amortization of acquired intangible assets	931	1,884
Depreciation and impairment	108	174
Change in fair value of warrant liability	(185)	(825)
Accrued interest on short term bank deposits	(63)	—
Non-cash financial expenses	265	2,665
Changes in operating assets and liabilities:
Decrease in trade receivables, net	595	2,248
Increase in other accounts receivable, prepaid expense and long-term assets	(364)	(484)
Decrease in inventories	597	143
Increase in trade payables	232	334
Increase (decrease) in other accounts payable and accrued expenses	83	(858)
Decrease in deferred revenues	(193)	(856)
Decrease in operating lease liabilities	(201)	(147)
Other	(50)	654
Net cash used in operating activities	(12,108)	(12,704)

Cash flows from investing activities:
Investment in short term bank deposit	(9,250)	—
Proceeds from maturity of short-term bank deposit	6,200	—
Purchase of property and equipment	(69)	(75)
Disposals of property and equipment	6	—
Net cash used in investing activities	(3,113)	(75)

Cash flows from financing activities:
Proceeds from AT-The-Market ("ATM") equity offerings	104	—
Issuance costs related to ATM equity offerings	(104)	—
Proceeds from issuance of common stock and preferred stock, net of issuance costs	—	6,754
Proceeds from borrowings on credit agreement	—	31,700
Repayment of long-term loan	—	(31,515)
Net cash provided by financing activities	—	6,939

Decrease in cash, cash equivalents and restricted cash and cash equivalents	(15,221)	(5,840)
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	52	30
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	21,803	27,764
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,634	$21,954
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$1,930	$1,250
Non-cash activities:
Exercise of pre-funded warrants to common stock	$1,266	$1,750
Right-of-use assets obtained in exchange for lease liabilities	$549	$—
Purchase of property and equipment on credit	$13	$—

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

DarioHealth is a global digital therapeutics (DTx) company delivering personalized evidence-based interventions that are driven by precision data analytics, software, and personalized coaching, DarioHealth has developed an approach with the intent to empower individuals to adjust their lifestyle in a holistic way.

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other general and administrative business activities.
c.	On February 15, 2024, the Company acquired Twill, pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, Twill Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform integrates artificial intelligence (“AI”) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has, through its wholly owned subsidiary PsyInnovations Inc., a company located in India, DarioHealth Services, which serves as the Company’s primary research and development center. DarioHealth Services is engaged in software development and other research and development activities in support of the Company’s operations.
e.	Effective as of August 28, 2025, the Company effected a reverse stock split of its outstanding shares of the Company's common stock (the “Common Stock”) at a ratio of twenty-for-one (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders held on July 23, 2025, and was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on August 25, 2025. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all periods presented.

f.      The Company has incurred net losses since its inception. As of June 30, 2026, the Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $468,251. For the six months ended June 30, 2026, the Company used approximately $12,108 of cash in operations. On July 22, 2026, the Company entered into securities purchase agreements in a registered direct offering, resulting in aggregate gross proceeds to the Company of approximately $23,500. Management believes that the Company has sufficient funds to support its operation for a period of at least twelve months from the date of the issuance of these interim condensed consolidated financial statements. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful development and commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2026 and the Company’s consolidated results of operations and cash flows for the six months ended June 30, 2026. Results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended June 30, 2026
Allowance for credit losses	$137	$—	$(5)	$132

Three months ended June 30, 2025
Allowance for credit losses	$191	$—	$(35)	$156

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Six months ended June 30, 2026
Allowance for credit losses	$158	$—	$(26)	$132

Six months ended June 30, 2025
Allowance for credit losses	$169	$28	$(41)	$156

The Company has no off-balance-sheet concentration of credit risk.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of June 30, 2026 and December 31, 2025, the Company’s major customer accounted for 16.8% and 30.5%, respectively, of the Company’s accounts receivable balance. For the three and six months ended June 30, 2026 the Company’s major customers accounted for 15.1% and 12.6%, respectively, of the Company’s revenue in the period. For the three and six months ended June 30, 2025, the Company's major customer accounted for 9.3% and 10.6%, respectively, of the Company's revenue in the period. Revenues from the Company's major customers in the three and six months ended June 30, 2026 were generated primarily under arrangements with a channel partner, through which the Company provides its solutions to multiple underlying employer and health plan customers.

c.  Recently issued Accounting Pronouncements

(i)	In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting this ASU on its disclosures.
(ii)	In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.
(iii)	In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU.
(iv)	In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this ASU.

NOTE 3: -   INVENTORIES

	June 30,	December 31,
	2026	2025
Raw materials	$826	$751
Finished products	2,893	3,565

	$3,719	$4,316

During the three and six months periods ended June 30, 2026, total inventory write-down expenses amounted to $57 and $57, respectively, and $38 and $212 for the three and six months ended June 30, 2025.

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund the IEEPA tariffs that were collected. Based on these court rulings affirming the Company's legal right to recover IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $536, which was recorded in receivables, net on the condensed consolidated balance sheet. For the six months ended June 30, 2026, the Company recorded a $369 benefit for these tariffs in cost of revenues on the condensed consolidated statements of operations and comprehensive loss, $265 of which related to prior fiscal year costs and $104 related to current-period costs. The remaining $167 of the approximately $536 tariff refund reduced the carrying value of inventory on the condensed consolidated balance sheet as of June 30, 2026. As of the date of this filing, the Company had received approximately $23 of such refunds, with the remaining amount expected to be received in batches through the U.S. Customs and Border Protection refund process.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 4: -   REVENUES

The Company is operating a multi-condition healthcare business, empowering individuals to manage their chronic conditions and take steps to improve their overall health. The Company generates revenues from contracts with enterprise business market groups to provide digital therapeutics solutions for individuals to receive access to services through the Company’s commercial arrangements Business-to-Business-to-Consumer (“B2B2C”); revenues from B2B2C arrangements for the three and six months ended June 30, 2026 were $2,504 and $5,219. The Company also generates revenue directly from individuals through à la carte offering and membership plans ("Consumers"); Consumers revenues for the three and six months ended June 30, 2026 were $2,673 and $5,541. For the three and six months ended June 30, 2025, revenues from B2B2C arrangements were $3,535 and $8,272, and Consumer revenues were $1,834 and $3,849.

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company’s performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $521 over the next 12 months and the remainder thereafter.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2026:

Balance, beginning of the period	$719
New performance obligations	869
Reclassification to revenue as a result of satisfying performance obligations	(1,066)

Balance, end of the period	$522

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

Costs to fulfill a contract as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Costs to fulfill a contract, current	$296	$258
Costs to fulfill a contract, noncurrent	324	176

Total costs to fulfill a contract	$620	$434

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2025	$434
Additions	383
Cost of revenue recognized	(197)

Ending balance as of June 30, 2026	620

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 5: -   DEBT

Callodine Loan Facility

On April 30, 2025, the Company refinanced its previous $30,000 credit facility with a new $32,500 credit agreement (the “Credit Agreement”), by and among the Company as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent,” and collectively with other lenders, “Lenders”) (the “Callodine Loan Facility”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan (each a “Term Loan”) in which the Company borrowed $32,500 at the time of closing on April 30, 2025. In addition, subject to the discretion of the Agent and the Lenders, the Company may at its option draw an aggregate of up to an additional $17,500. $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds, subject to the discretion of the Agent and the Lenders. $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. The Credit Agreement has a five-year term that matures in April 2030. Principal repayments on the Term Loan are not due until May 2028, at which point the Company is required to make equal quarterly principal installments in the amount of $1,367, with all remaining outstanding principal due on the Term Loan Maturity Date of April 30, 2030.

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

On November 5, 2025, the Company entered into an Amendment to the Credit Agreement with the Lenders. Among other things, the amendment (i) resets financial covenants and waives financial-covenant testing for the second and third quarters of 2025; (ii) replaces the minimum cash covenant with a $10,000 minimum consolidated unencumbered liquid assets covenant; (iii) adds monthly 13-week cash-flow reporting when liquidity is below certain amount (subject to an EBITDA exception); (iv) clarifies that Tranche B is uncommitted and at lender discretion; and (v) increases the exit fee by $150 (waived if a change-of-control prepayment fee is triggered). In connection therewith, the Company repriced the Warrant to purchase up to 105,707 shares of Common Stock issued to the lenders on April 30, 2025, at an exercise price $16.56 per share, to permit an amendment to the exercise price of such Warrants to $15.35. In addition, conversion right of the lender in the amount of $2,500 was amended to a conversion price of $15.35 per share. As of June 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 5: -   DEBT (Cont.)

Orbimed Warrant

On June 9, 2022, the Company entered into a Credit Agreement, with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), as the lender for a five-year senior secured credit facility in an aggregate principal amount of up to $50,000 , of which $25,000 was made available on the closing date and up to $25,000 was to be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Orbimed Loan”).

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

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three and six-months periods ended June 30, 2026 were $8 and $28, respectively. For the three and six-months periods ended June 30, 2025 the Company remeasurement income were $0 and $29, respectively.

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

During the three and six months ended June 30, 2026, the Company recognized $0 and $157, respectively, of remeasurement income related to the Pre-Funded Warrants. For the three and six-months periods ended June 30, 2025, the Company recognized $289 of remeasurement expenses and $796 of remeasurement income related to the Pre-Funded Warrants respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$2	$—	$2	$—

Total financial assets	$2	$—	$2	$—

Financial liabilities:
Orbimed Warrant liability	$15	$—	$—	$15

Total financial liabilities	$15	$—	$—	$15

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,761	$—	$12,761	$—

Total financial assets	$12,761	$—	$12,761	$—

Financial liabilities:
Orbimed Warrant liability	43	—	—	43
Pre-Funded Warrant liability	1,423	—	1,423	—

Total financial liabilities	$1,466	$—	$1,423	$43

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participation received, net of royalties accrued or paid, totaled $985 as of June 30, 2026.

During the six months ended June 30, 2026 and June 30, 2025, the Company did not record significant IIA royalties related to the acquisition of Physimax Technology.

NOTE 8: - INTANGIBLE ASSETS

a. Finite-lived intangible assets:
	June 30,	December 31,	Weighted Average
	2026	2025	Remaining Life
			As of June 30, 2026
Original amounts:
Technology	$22,580	$22,580	5.8
Brand	376	376	—
Customer Relationship Healthcare	13,791	13,791	9.8
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	18,633	18,279
Brand	376	376
Customer Relationship Healthcare	2,754	2,178
Domains	7	6
	21,770	20,839
Intangible assets, net	$15,000	$15,931

b. Estimated amortization expense:

For the year ended December 31,
Remainder of 2026	946
2027	1,877
2028	1,882
2029	1,877
Thereafter	8,418
	$15,000

c. Amortization expenses for the three and six months ended June 30, 2026 were $468 and $931, respectively. For the three and six month periods ended June 30, 2025, the amortization expenses were $722 and $1,884, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 9: -   RELATED PARTIES TRANSACTIONS

In February 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement, the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 7,500 restricted shares of Common Stock to the consulting firm, vesting quarterly over a four-year period. As of June 30, 2026, the consulting firm received approximately 12,900 shares of Common Stock and warrants to purchase up to 5,000 shares of Common Stock. In addition, in February 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. During the three and six months ended June 30, 2026, the Company recorded share-based compensation expenses related to this service provider in the amounts of $65 and $130 respectively.

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

On March 30, 2026, the Company entered into an At-The-Market Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $20,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent (3%) fee paid to the sales agent. During the six months ended June 30, 2026, the Company received gross proceeds of $104 from the sale of 14,191 shares of the Company’s common stock and had $154 in related expenses. As of June 30, 2026, there were $19,892 remaining funds available under the ATM.

c.	Pre-Funded Warrant Exercises

On February 5, 2026, out of the pre-funded warrants that were issued in September 2025, 62,016 were exercised on a cashless basis into 62,016 shares of Common Stock. As of June 30, 2026, the Company’s total outstanding prefunded warrants were exercisable into 2,377,553 shares of Common Stock.

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

During the three and six-months periods ended June 30, 2025, a total of 1,145 and 1,270 shares of certain Series C Convertible Preferred Stock were converted into 40,632 and 44,422 shares of Common Stock, respectively.

During the three and six-month periods ended June 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series C, C-1 and C-2 Preferred Stock as a deemed dividend in a total amount of $1,309 and $3,503, respectively.

On April 28, 2025, the Company held a special meeting of stockholders in which the stockholders approved the (A) the issuance of shares of common stock, in excess of 20% of the issued and outstanding shares of Common Stock, upon: (i) the conversion of 25,605 shares of our Series D, D-1, D-2 and D-3 Preferred Stock into an aggregate of 1,697,843 shares of Common Stock, which were issued pursuant to private placement transactions that closed on December 18, 2024 and January 14, 2025, (ii) the issuance of up to 679,137 shares of Common Stock issuable as dividends to the Series D, D-1, D-2 and D-3 Preferred Stock; and (iii) the issuance of up to 208,754 shares of Common Stock issuable as share consideration provided under the Lock Up Agreements; and (B) (i) reduce the exercise price of certain warrants to purchase 29,245 shares of Common Stock issued to the former lender to $14.416 per share, and (ii) to permit the conversion of up to $2,000 of the principal amount of the loan issued by a former lender to us at a conversion price of $17.30 per share.

e.	Lock-Up Agreements

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

g.	Stock Option, Restricted Stock and Warrant Grants

2026 Grants

Employees and Consultants: During the six months ended June 30, 2026, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved grants of an aggregate of 2,127 restricted shares of Common Stock to employees and Consultants of the Company, and approved grants of options to purchase an aggregate of 23,150 shares of Common Stock to employees of the Company, at exercise prices ranging from $7.81 to $11.38 per share. The time-vesting restricted shares and stock options vest over three years commencing on the respective grant dates, and the options have a ten-year contractual term. All such restricted shares and options were issued pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

In addition, during the six months ended June 30, 2026, the Compensation Committee approved an amendment to certain previously issued restricted stock awards to accelerate the vesting of 6,250 previously unvested restricted shares.

Service Providers: During the six months ended June 30, 2026, the Compensation Committee approved a grant of 23,000 restricted shares of Common Stock subject to time vesting and 55,000 performance-based restricted shares to certain service providers. All such restricted shares were issued pursuant to the 2020 Plan. In addition, the Compensation Committee approved a monthly grant of shares of the Company’s Common Stock equal to $15 of restricted shares to certain service providers per month, to be granted quarterly during the term of that certain consulting agreement. During the three and six months ended June 30, 2026, 6,120 restricted unregistered shares of Common Stock, were issued to a service provider under this approval the Company recorded compensation expense in the amount of $45 and $75. The time vesting restricted shares vest over periods ranging from six months to two years commencing on the respective grant dates.

2025 Grants

Employees and Consultants: During the six months ended June 30, 2025, the Compensation Committee approved a grant of 28,750 restricted shares of Common Stock to certain service providers and approved the grant of warrants to purchase up to 52,500 shares of Common Stock, at an exercise price of $12.80 per share, to certain consultants. The warrants are exercisable into shares of Common Stock on or before February 10, 2028. All such restricted shares and warrants were issued pursuant to the 2020 Plan.

Directors: During the six months ended June 30, 2025, the Compensation Committee approved a grant of 1,500 restricted shares of Common Stock to a director of the Company and approved an amendment to certain previously issued awards of restricted Common Stock in the aggregate amount of 1,750 shares, granted to the director, to permit an immediate acceleration of the unvested portion of the prior awards.

h.	Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the six-months period ended June 30, 2026, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options**	$	Years	$
Options outstanding at beginning of period	336,768	46.21	8.16	4
Options granted	23,150	9.10	—	—
Options exercised	—	—	—	—
Options expired	(50,454)	61.02	—	—
Options forfeited	(11,413)	15.36	—	—

Options outstanding at end of period	298,051	42.00	8.10	0

Options vested and expected to vest at end of period	221,651	40.01	8.06	—

Exercisable at end of period	145,074	63.43	7.59	0

(**) See note 1e regarding reverse share split.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2026. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

i.	Transactions related to the grant of restricted shares to employees directors and service providers under the above plans during the six-months period ended June 30, 2026, were as follows:

Number of
Restricted shares**

Restricted shares outstanding at beginning of year	613,465
Restricted shares granted	25,127
Restricted shares forfeited	(3,499)

Restricted shares outstanding at end of period	635,093

(**) See note 1e regarding reverse share split.

As of June 30, 2026, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $3,689 which is expected to be recognized over a weighted average period of approximately one (1.01) year.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The number of restricted shares vested during the three months period ended June 30, 2026 amounts to 17,274.

The fair value of the restricted shares granted during the three months period ended June 30, 2026 amounts to $145.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

Six months ended
June 30,
	2026	2025
Volatility	97.64-101.10%	96.72-102.19%
Risk-free interest rate	3.79-4.09%	4.08-4.23%
Dividend yield	—%	—%
Expected life (years)	5.81-5.88	5.00-5.87

The total compensation cost related to all of the Company’s stock-based awards recognized during the six month periods ended June 30, 2026 and 2025 was comprised as follows:

	Three months ended
	June 30,
	2026	2025
Cost of revenues	$2	$6
Research and development	(134)	441
Sales and marketing	308	583
General and administrative	456	1,005

Total stock-based compensation expenses	$632	$2,035

	Six months ended
	June 30,
	2026	2025
Cost of revenues	$7	$16
Research and development	(42)	966
Sales and marketing	441	1,398
General and administrative	1,667	1,997

Total stock-based compensation expenses	$2,073	$4,377

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: - SELECTED STATEMENTS OF OPERATIONS DATA

Other Financial expenses (income), net:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Bank charges	$19	$31	$42	$65
Foreign currency adjustments expenses, net	118	204	166	162
Interest income	(135)	(237)	(294)	(526)
Remeasurement of Avenue loan	—	3,401	—	4,608
Remeasurement of warrant liability	(8)	289	(185)	(825)
Modification of warrants	—	102	—	102

Other financial expense (income), net	$(6)	$3,790	$(271)	$3,586

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

Geographic Information

●	As of June 30, 2026, the majority of the Company’s long-lived assets are located in Israel and India.
●	As of June 30, 2026, the majority of the Company’s revenue is generated in the U.S.

NOTE 13: - INCOME TAXES

During the three and six months ended June 30, 2026, the Company recorded tax expenses in the amount of $328, and $384 respectively, and for the three and six month periods ended June 30, 2025, the Company recorded tax expenses in the amounts of $0 and $22.

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

The total number of potential shares of Common Stock related to outstanding options, warrants and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 919,809 and 919,809 for the three and six months ended June 30, 2026, respectively, and for the three and six months ended June 30 2025, 3,924,485 and 3,751,085 respectively.

The following table sets forth the computation of the Company’s basic net earnings (loss) per Common Stock:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$7,923,773	$12,989,626	$16,172,502	$22,216,789
Deemed dividend	—	5,572,391	—	10,411,013
Less: loss attributable to participating preferred stock	—	9,783,141	—	16,856,888

Net loss attributable to common stock shareholders used in computing basic net loss per share	$7,923,773	$8,778,876	$16,172,502	$15,770,914

Weighted average number of common stock used in computing basic loss per share	9,343,618	2,481,548	9,238,133	2,425,039

Basic and diluted net loss per common stock	$0.85	$3.54	$1.75	$6.50

NOTE 15: - SUBSEQUENT EVENTS

a.On July 22, 2026, the “Company” entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors, pursuant to which the Company agreed to issue and sell to the investors in a registered direct offering priced at-the-market under Nasdaq rules (the “Offering”) an aggregate of 2,437,060 shares (the “Shares”) of the Company’s Common Stock, and pre-funded warrants to purchase an aggregate of 1,017,499 shares of Common Stock. Each Share was sold at an offering price of $6.80 per share, and each pre-funded warrant was sold at an offering price of $6.7999, for aggregate gross proceeds of approximately $23,500 and $22,800 net of Offering expenses. In addition, Dennis Matheis, a member of the Company’s Board of Directors, entered into a Purchase Agreement to purchase 14,430 shares of Common Stock at a purchase price of $6.93 per share. The Offering closed on July 23, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands except for share and per share amounts)

Readers are advised to review the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements." You should review the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following financial data in this narrative are expressed in thousands, except for stock and stock data or as otherwise noted.

All information included herein relating to shares or price per share reflects the 20-for-1 reverse stock split effected by us on August 28, 2025.

We are a vertically integrated health intelligence platform with a mission to power the behavior changes that drive better health. Unlike software-only digital health platforms, Dario owns the complete chain of value in chronic care management - connected United States Food and Drug Administration (“FDA”)-cleared hardware devices that generate continuous physiological data, AI built on that proprietary data, and a behavior change and coaching layer validated through over 100 peer-reviewed clinical studies. We are committed to transforming healthcare by delivering a comprehensive and highly engaging whole-person health platform, which enables us to create a future where healthy change is effortless and accessible to all.

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

Recent Commercial Developments

During and subsequent to the quarter ended June 30, 2026, we continued to expand our commercial footprint through new customer awards, expanded relationships with existing customers and continued enhancements to its AI-powered chronic condition management platform. As of June 30, 2026 we had 181 customers.

Among other developments, we announced that a Fortune 50 employer selected us to provide our integrated cardiometabolic care platform to more than 100,000 eligible employees, with commercial launch expected in the second half of 2026. We also announced an expansion of its relationship with a top-five U.S. health insurer to include hypertension care, as well as the launch of an integrated GLP-1 program through licensed healthcare providers, further broadening its cardiometabolic care offerings. In addition, we announced broader deployment of DarioIQ™, its AI-powered engagement platform, across enterprise customers.

Recent Events and Trends Regarding Tariffs and International Trade

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties. In April 2026, the CBP opened a portal for the refund process to begin for certain importers. Based on these court rulings affirming the Company's legal right to recover IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $536, which was recorded in receivables, net on the condensed consolidated balance sheet. For the six months ended June 30, 2026, the Company recorded a $369 benefit for these tariffs in cost of revenues on the condensed consolidated statements of operations and comprehensive loss, $265 of which related to prior fiscal year costs and $104 related to current-period costs. The remaining $167 of the approximately $536 tariff refund reduced the carrying value of inventory on the condensed consolidated balance sheet as of June 30, 2026. As of the date of this filing, the Company had received approximately $23 of such refunds, with the remaining amount expected to be received in batches through the U.S. Customs and Border Protection refund process.

The ultimate availability, timing, and amount of any remaining refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company's business. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and June 30, 2025 (dollar amounts in thousands)

Revenues

Revenues for the three and six months ended June 30, 2026 amounted to $5,177 and $10,760, respectively, compared to revenues of $5,369 and $12,121, respectively, during the three and six months ended June 30, 2025, representing a decrease of 3.6% and 11.2%, respectively. The decrease in revenues for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, resulted primarily from a decrease in our revenues from the pharma channel, which was attributable to non-recurring revenue from a pharmaceutical partner recognized in the prior-year period, partially offset by growth in revenues from our channel partners and an increase in our direct-to-consumer sales.

Cost of Revenues

During the three and six months ended June 30, 2026, we recorded costs related to revenues in the amount of $1,985 and $4,366, respectively, compared to costs related to revenues of $2,405 and $5,275, respectively, during the three and six months ended June 30, 2025, representing a decrease of 17.5% and 17.2%, respectively. The decrease in cost of revenues in the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was mainly a result of a decrease in amortization of technology recorded in the cost of revenues and as a result of an IEEPA tariff refund, $369 which was recorded in the six and three month ended June 30, 2026.

Cost of revenues consists mainly of the cost of hardware and consumables production, shipping and handling costs, employees' salaries and related overhead costs, amortization of technologies, hosting costs, inventory write-downs and tariff refunds recognized under the IEEPA.

Gross Profit

Gross profit for the three and six months ended June 30, 2026, amounted to $3,192 (61.7% of revenues) and $6,394 (59.4% of revenues), respectively, compared to $2,964 (55.2% of revenues) and $6,846 (56.5% of revenues), respectively, during the three and six months ended June 30, 2025. The increase in gross profit as a percentage of revenues for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, resulted mainly from a lower amortization of technology, lower hosting server expenses and the IEEPA tariff refund, which were partially offset by higher hardware and consumables expenses. Gross profit for the three and six months ended June 30, 2026, excluding amortization of acquired technology, stock-based compensation and depreciation, was $3,374 (65.2% of revenues) and $6,761 (62.8% of revenues), respectively, compared to $3,417 (63.6% of revenues) and $8,199 (67.6% of revenues), respectively, during the three and six months ended June 30, 2025.

Research and Development Expenses

Our research and development expenses decreased by $1,621, or 43.6%, to $2,100 for the three months ended June 30, 2026, compared to $3,721 for the three months ended June 30, 2025, and decreased by $3,344, or 42.7%, to $4,485 for the six months ended June 30, 2026, compared to $7,829 for the six months ended June 30, 2025. The decrease in research and development expenses was mainly due to efficiencies resulting from post-merger integration activities, and the utilization of AI, resulting in a decrease in headcount and payroll expenses, subcontractors and consulting and stock-based compensation expenses, partially offset by the impact of foreign currency fluctuations resulting from the strengthening of the New Israeli Shekel ("NIS") against the U.S. dollar, as certain of our expenses are denominated in NIS. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and six months ended June 30, 2026, were $2,210 and $4,471, respectively, compared to $3,246 and $6,788, respectively, for the three and six months ended June 30, 2025, a decrease of $1,036 and $2,317, respectively. The decrease in research and development expenses was mainly due to efficiencies and post-merger integration activities, resulting in a decrease in payroll and subcontractors and consulting expenses.

Research and development expenses consist mainly of employees' salaries and related overhead costs involved in research and development activities, stock-based compensation, contractors and engineering expenses,  software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses decreased by $260, or 5%, to $4,971 for the three months ended June 30, 2026, compared to $5,231 for the three months ended June 30, 2025, and decreased by $1,234, or 11.1%, to $9,870 for the six months ended June 30, 2026, compared to $11,104 for the six months ended June 30, 2025. The decrease was mainly a result of lower payroll-related expenses and lower stock-based compensation expenses, offset by an increase in digital marketing expense. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the three and six months ended June 30, 2026, were $4,364 and $8,831, respectively, compared to $4,341 and $9,088, respectively, for the three and six months ended June 30, 2025, an increase of $23 and decrease of $257, respectively. The decrease for the six months in sales and marketing expenses was mainly due to lower payroll-related expenses resulting from post-merger integration activities and a reduction in headcount.

Sales and marketing expenses consist mainly of employees' salaries and related overhead costs, stock-based compensation, depreciation of customer relationship intangible asset, digital marketing campaigns,  software tools used in sales and marketing and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $612, or 19.1%, to $2,600 for the three months ended June 30, 2026, compared to $3,212 for the three months ended June 30, 2025, and decreased by $696, or 10.7%, to $5,826 for the six months ended June 30, 2026, compared to $6,522 for the six months ended June 30, 2025. The decrease in each of the three and six months ended June 30, 2026 was mainly due to lower stock-based compensation expenses, lower public company related expenses, lower legal and accounting fees, partially offset by the impact of foreign currency fluctuations resulting from the strengthening of the NIS against the U.S. dollar, as certain of our expenses are denominated in NIS. Our general and administrative expenses, excluding stock-based compensation, depreciation and acquisition-related costs, for the three and six months ended June 30, 2026, were $2,132 and $4,134, respectively, compared to $2,193 and $4,497, respectively, for the three and six months ended June 30, 2025, a decrease of $61 and $363, respectively. The decrease in general and administrative expenses was mainly due to lower subcontractors and consulting expenses and lower legal and accounting fees.

Our general and administrative expenses consist mainly of employees' salaries and related overhead costs, stock-based compensation, insurance costs, legal and accounting fees, and expenses related to investor relations.

Financial Expenses (Income), net

Our financial expenses, net, for the three months ended June 30, 2026, were $1,117, representing a decrease of $2,673, compared to financial expenses, net, of $3,790 for the three months ended June 30, 2025. Our financial expenses, net, for the six months ended June 30, 2026, were $2,002, representing a decrease of $1,584, compared to financial income, net, of $3,586 for the six months ended June 30, 2025. The decrease in our financial expenses (income), net, was mainly due to re-evaluation of loan and associated costs in second quarter of 2025.

Financial expenses (income), net primarily consists mainly of credit facility interest expense, interest income from bank deposits, revaluation of warrants and pre-funded warrants and foreign currency translation differences.

Income tax

Income tax expenses were $328 and $384, respectively for the three and six months ended June 30, 2026, representing an increase in tax expenses of $328 and $362, respectively as compared to income tax expenses of $0 and $22, respectively for the three and six months ended June 30, 2025. Income tax expenses for the three and six months ended June 30, 2026 were primarily comprised of a tax provision from previous years related to our subsidiary Dario Services Pvt. Ltd.

Net loss

Net loss decreased by $5,066, or 39%, to $7,924 for the three months ended June 30, 2026, compared to a net loss of $12,990 for the three months ended June 30, 2025, and decreased by $6,044, or 27.2%, to $16,173 for the six months ended June 30, 2026, compared to a net loss of $22,217 for the six months ended June 30, 2025. The decrease in net loss for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was mainly due to an increase in our gross profit - including the benefit of an IEEPA tariff refund recorded in cost of revenues, a portion of which related to prior fiscal year costs - and a decrease in our operating expenses, driven by lower research and development, sales and marketing, and general and administrative expenses, and financial expenses partially offset by an increase in our income tax expense.

The factors described above resulted in net loss attributable to common stockholders for the three and six months ended June 30, 2026, amounted to $7,924 and $16,173, compared to net loss attributable to common stockholders of $18,562 and $32,628 for the three and six months ended June 30, 2025.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended June 30,
	(in thousands)
	2026	2025	$ Change
Net Loss Reconciliation
Net loss - as reported	$(7,924)	$(12,990)	$5,066

Adjustments
Depreciation and impairment expense	47	80	(33)
Amortization of acquired technology and brand	468	722	(254)
Financial (income) expenses, net	1,117	3,790	(2,673)
Income tax	328	—	328
Stock-based compensation expenses	632	2,035	(1,403)

Non-GAAP adjusted loss	$(5,332)	$(6,363)	$1,031

	Six Months Ended June 30,
	(in thousands)
	2026	2025	$ Change
Net Loss Reconciliation
Net loss - as reported	$(16,173)	$(22,217)	$6,044

Adjustments
Depreciation and impairment expense	108	174	(66)
Amortization of acquired intangible assets	931	1,884	(953)
Financial (income) expenses, net	2,002	3,586	(1,584)
Income tax	384	22	362
Stock-based compensation expenses	2,073	4,377	(2,304)

Non-GAAP adjusted loss	$(10,675)	$(12,174)	$1,499

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $6,634 in cash and cash equivalents and $7,327 in short term deposits compared to $21,803 and $4,214 on December 31, 2025.

We have experienced cumulative losses of $468,251 since inception (August 11, 2011) through June 30, 2026, and have stockholders' equity of $55,088 as of June 30, 2026. In addition, we have not completed our efforts to establish a stable recurring source of revenue sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our Common Stock and warrants to purchase shares of our Common Stock, receiving aggregate net proceeds totaling $307,237 through June 30, 2026, and a credit facility, in an aggregate net amount of $25,795 through June 30, 2026.

On April 30, 2025, we entered into a Credit Agreement (the “Credit Agreement”), by and among us as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan to us of up to $50,000 (each a “Term Loan”) in which we borrowed $32,500 at the time of closing on April 30, 2025 (the “Callodine Loan Facility”). The Callodine Loan Facility has a five-year term maturing in April 2030, with principal repayments not due until May 2028. The outstanding principal balance bears interest at SOFR plus 7.75%. In addition, subject to the discretion of the Agent and the Lenders, we may at our option draw an aggregate of up to an additional $17,500. Of the aggregate loan amount, $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds, subject to the discretion of the Agent and the Lenders and $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. As of June 30, 2026, the outstanding balance under the Callodine Loan Facility was $31,064.

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

In connection therewith, the Company repriced the Warrant to purchase up to 105,707 shares of Common Stock issued to the lenders on April 30, 2025, at an exercise price of $16.56 per share, to permit an amendment to the exercise price of such Warrants to $15.35. In addition, conversion right of the lender in the amount of $2,500 was amended to a conversion price of $15.35 per share.

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

On March 30, 2026, we entered into the Sales Agreement with A.G.P./Alliance Global Partners, pursuant to which we may offer and sell, from time to time, up to an aggregate of $20,000 of shares of our common stock under the At-The-Market Sales Agreement (the “ATM Program”). Sales of shares under the Sales Agreement, if any, may be made by any method permitted by law that is deemed to be an “at the market offering” under Rule 415(a)(4) under the Securities Act, or in negotiated transactions or as principal pursuant to a separate terms agreement. We have no obligation to sell any shares under the ATM Program and may suspend offers thereunder or terminate the Sales Agreement at any time, subject to its terms.

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

Through the date of this Quarterly Report on Form 10-Q, we sold an aggregate of 14,191 shares under the ATM Program for gross proceeds of approximately $104 and had $154 in related expenses, out of which $104 were recognized in the statement of changes in stockholders' equity and $50 as deferred asset.

On July 22, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors, pursuant to which we agreed to issue and sell to the investors in a registered direct offering priced at-the-market under Nasdaq rules (the “Offering”) an aggregate of 2,437,060 shares (the “Shares”) of our Common Stock, and pre-funded warrants to purchase an aggregate of 1,017,499 shares of Common Stock. Each Share was sold at an offering price of $6.80 per share, and each pre-funded warrant was sold at an offering price of $6.7999, for aggregate gross proceeds of approximately $23,500 and $22,800 net of Offering expenses. In addition, Dennis Matheis, a member of our Board of Directors, entered into a Purchase Agreement to purchase 14,430 shares of Common Stock at a purchase price of $6.93 per share. The Offering closed on July 23, 2026.

Management believes that the proceeds from the Purchase Agreement, combined with our cash on hand and short-term bank deposits are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected.

Cash Flows

The following table sets forth selected cash flow information for the Six months ended:

	June 30,
	2026	2025
	$	$
Cash used in operating activities:	(12,108)	(12,704)
Cash used in investing activities:	(3,113)	(75)
Cash provided by financing activities:	—	6,939
	(15,221)	(5,840)

Net cash used in operating activities

Net cash used in operating activities was $12,108 for the six months ended June 30, 2026, a decrease of 4.7% compared to $12,704 used in operations for six months ended June 30, 2025. Cash used in operations decreased mainly due to the decrease in our operating expenses.

Net cash used in investing activities

Net cash used in investing activities was $3,113 for the six months ended June 30, 2026, compared to $75 net cash used in investing activities during the same period in 2025. The increase is due to investments in short term bank deposit, compared to the same period in 2025.

Net cash provided from financing activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2026, primarily consisting of proceeds from the ATM Program, which were fully offset by issuance costs related to those offerings, compared to $6,939 net cash derived from financing activities during the same period in 2025. The 2025 amount was mainly attributable to proceeds from the issuance of shares of preferred stock.

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

Based on their evaluation, the Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 6. Exhibits.

No.	Description of Exhibit
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on July 22, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on July 22, 2026).
10.2

Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners, dated July 22, 2026 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on July 22, 2026).

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
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2026		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chen Franco-Yehuda
		Name:	Chen Franco-Yehuda
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)