Form 10-Q
period 2026-09-30
DarioHealth Corp.
filed 2026-11-12
CIK 1533998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 11,287,022 shares of common stock outstanding.

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

UNAUDITED

INDEX

Page
Condensed Consolidated Interim Balance Sheets	F-2 – F-3

Condensed Consolidated Interim Statements of Comprehensive Loss	F-4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity	F-5 – F-6

Condensed Consolidated Interim Statements of Cash Flows	F-7

Notes to Condensed Consolidated Interim Financial Statements	F-8 – F-23

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands

	September 30,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,844	$21,803
Short-term bank deposits	3,309	4,214
Short-term restricted bank deposits	288	229
Trade receivables, net	1,449	2,144
Inventories	3,538	4,316
Other accounts receivable and prepaid expenses	2,058	2,361

Total current assets	38,486	35,067

NON-CURRENT ASSETS:
Deposits	110	80
Operating lease right of use assets	935	717
Long-term assets	469	304
Property and equipment, net	479	549
Intangible assets, net	14,526	15,931
Goodwill	57,427	57,427

Total non-current assets	73,946	75,008

Total assets	$112,432	$110,075

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	September 30,	December 31,
	2026	2025
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,703	$2,928
Deferred revenues	755	714
Operating lease liabilities	561	430
Other accounts payable and accrued expenses	5,154	5,251

Total current liabilities	9,173	9,323

NON-CURRENT LIABILITIES
Operating lease liabilities	652	571
Long-term loan	31,247	30,747
Warrant liability	12	1,466
Other long-term liabilities	79	46

Total non-current liabilities	31,990	32,830

STOCKHOLDERS’ EQUITY **
Common stock of $0.0001 par value - authorized: 400,000,000 shares; issued and outstanding: 11,197,024 and 6,905,948 shares on September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	548,365	519,996
Accumulated deficit	(477,100)	(452,078)

Total stockholders’ equity	71,269	67,922

Total liabilities and stockholders’ equity	$112,432	$110,075

(**) See note 1f regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Services	$2,554	$3,209	$7,964	$11,745
Consumer hardware	2,757	1,798	8,107	5,383
Total revenues	5,311	5,007	16,071	17,128

Cost of revenues:
Services	533	613	1,535	2,299
Consumer hardware	1,452	1,198	4,463	3,479
Amortization of acquired intangible assets	181	181	535	1,489
Total cost of revenues	2,166	1,992	6,533	7,267

Gross profit	3,145	3,015	9,538	9,861

Operating expenses:
Research and development	$2,295	$3,328	$6,780	$11,157
Sales and marketing	4,814	4,604	14,684	15,708
General and administrative	4,081	4,567	9,907	11,089

Total operating expenses	11,190	12,499	31,371	37,954

Operating loss	8,045	9,484	21,833	28,093

Interest expenses	1,094	1,157	3,367	1,923
Other financial expenses (income), net	(272)	(175)	(545)	2,645

Total financial expenses, net	822	982	2,822	4,568

Loss before taxes	8,867	10,466	24,655	32,661

Income tax (benefits)	(18)	—	367	22

Net loss	$8,849	$10,466	$25,022	$32,683

Deemed dividend	$—	$8,389	$—	$18,800

Net loss attributable to common shareholders	$8,849	$18,855	$25,022	$51,483

Net loss per share:

Basic and diluted loss per share of common stock	$0.73	$2.96	$2.46	$9.05
Weighted average number of common stock used in computing basic and diluted net loss per share**	12,060,332	3,138,106	10,179,366	2,673,794

(**) See note 1f regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

					Additional		Total
	Common Stock		Preferred Stock		paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2026	Number**	Amount	Number	Amount	capital	deficit	equity
Balance as of June 30, 2026	7,341,866	$4	—	$—	$523,335	$(468,251)	$55,088

Issuance of common stock and prefunded warrant, net of issuance cost	2,451,490	*)-	—	—	22,824	—	22,824
Exercise of pre-funded warrant to common stock	124,031	*)-	—	—	—	—	—
Stock-based compensation	1,279,637	—	—	—	2,206	—	2,206
Net loss	—	—	—	—	—	(8,849)	(8,849)

Balance as of September 30, 2026	11,197,024	$4	—	$—	$548,365	$(477,100)	$71,269

					Additional		Total
	Common Stock		Preferred Stock		paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2026	Number**	Amount	Number	Amount	capital	deficit	equity
Balance as of December 31, 2025	6,905,948	$4	—	$—	$519,996	$(452,078)	$67,922

Issuance of common stock and prefunded warrant, net of issuance cost	2,465,681	*)-	—	—	22,824	—	22,824
Issuance of common stock related to lock up agreement	204,851	*)-	—	—	—	—	—
Exercise of pre-funded warrant to common stock	311,029	*)-	—	—	1,266	—	1,266
Stock-based compensation	1,309,515	—	—	—	4,279	—	4,279
Net loss	—	—	—	—	—	(25,022)	(25,022)

Balance as of September 30, 2026	11,197,024	$4	—	$—	$548,365	$(477,100)	$71,269

(**) See note 1f regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Three Months Ended September 30, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of June 30, 2025	2,273,747	$4	53,440	$	*)-	$486,953	$(422,971)	$63,986

Conversion of preferred stock to common stock and prefunded warrant	2,743,460	*)-	(53,440)		*)-	*)-	—	—
Round-up of shares due to reverse share split effectuated on August 28, 2025	53,518	*)-	—		—	—	—	—
Deemed dividend related to issuance of preferred stock	—	—	—		—	8,389	(8,389)	—
Exercise of prefunded warrant to common stock	156,697	*)-	—		—	1,071	—	1,071
Stock-based compensation	386,342	*)-	—		—	2,950	—	2,950
Issuance of common stock and prefunded warrant, net of issuance cost	1,154,420	*)-	—		—	17,393	—	17,393
Net loss	—	—	—		—	—	(10,466)	(10,466)

Balance as of September 30, 2025	6,768,184	$4	—		$—	$516,756	$(441,826)	$74,934

						Additional		Total
	Common Stock		Preferred Stock			paid-in	Accumulated	stockholders’
Nine Months Ended September 30, 2025	Number**	Amount	Number	Amount		capital	deficit	equity
Balance as of December 31, 2024	1,919,422	$4	49,585	$	*)-	$462,358	$(390,343)	$72,019

Issuance of common stock and prefunded warrant, net of issuance cost	1,154,420	*)-	—		—	17,393	—	17,393
Exercise of prefunded warrant to common stock	299,681	*)-	—		—	2,821	—	2,821
Round-up of shares due to reverse share split effectuated on August 28, 2025	53,518	*)-	—		—	—	—	—
Modification of preferred stock	—	—	—		—	1,604	(1,604)	—
Deemed dividend related to issuance of preferred stock	—	*)-	—		—	17,196	(17,196)	—
Stock-based compensation	514,282	*)-	—		—	7,327	—	7,327
Conversion of preferred stock to common stock and prefunded warrant	2,826,861	—	(56,385)		*)-	—	—	—
Issuance of preferred stock, net of issuance cost	—	—	6,800		*)-	6,815	—	6,815
Issuance of warrants in connection with Callodine loan facility, net of issuance cost	—	—	—		—	1,140	—	1,140
Modification of Avenue warrants	—	—	—		—	102	—	102
Net loss	—	—	—		—	—	(32,683)	(32,683)

Balance as of September 30, 2025	6,768,184	$4	-	$	*)-	$516,756	$(441,826)	$74,934

*) Represents an amount lower than $1.

(**) See note 1f regarding reverse share split.

The accompanying notes are an integral part of the unaudited condensed consolidated interim financial statements.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

U.S. dollars in thousands

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,022)	$(32,683)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,279	7,327
Change in operating lease right of use assets	331	319
Amortization of acquired intangible assets	1,405	2,357
Depreciation and impairment	158	247
Change in fair value of warrant liability	(188)	(903)
Accrued interest on short term bank deposits	(45)	—
Non-cash financial expenses	497	2,832
Changes in operating assets and liabilities:
Decrease in trade receivables, net	695	2,429
Decrease (increase) in other accounts receivable, prepaid expense and long-term assets	108	(470)
Decrease (increase) in inventories	778	(117)
Increase (decrease) in trade payables	(237)	424
Decrease in other accounts payable and accrued expenses	(64)	(1,495)
Decrease (increase) in deferred revenues	41	(723)
Decrease in operating lease liabilities	(337)	(248)
Other	(45)	650
Net cash used in operating activities	(17,646)	(20,054)

Cash flows from investing activities:
Investment in short term bank deposit	(9,250)	—
Proceeds from maturity of short-term bank deposit	10,200	—
Purchase of property and equipment	(96)	(116)
Disposals of property and equipment	6	—
Net cash provided by (used in) investing activities	860	(116)

Cash flows from financing activities:
Proceeds from AT-The-Market ("ATM") equity offerings	104	—
Issuance costs related to ATM equity offerings	(104)	—
Proceeds from issuance of common stock, preferred stock and warrant, net of issuance cost	22,824	24,147
Proceeds from borrowings on credit agreement	—	31,700
Repayment of long-term loan	—	(31,515)
Net cash provided by financing activities	22,824	24,332

Increase in cash, cash equivalents and restricted cash and cash equivalents	6,038	4,162
Effect of exchange rate differences on cash, cash equivalents and restricted cash and cash equivalents	3	(19)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	21,803	27,764
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$27,844	$31,907
Supplemental disclosure of cash flow information:
Cash paid during the period for interest on long-term loan	$2,931	$2,260
Non-cash activities:
Exercise of pre-funded warrants to common stock	$1,266	$2,821
Right-of-use assets obtained in exchange for lease liabilities	$549	$—
Purchase of property and equipment on credit	$12	$—

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

The Company has one reporting unit and one operating segment.

b.	The Company has a wholly owned subsidiary, LabStyle Innovation Ltd. (“LabStyle”), which was incorporated and commenced operations on September 14, 2011, in Israel. Its principal business activity is to hold the Company’s intellectual property and to perform research and development, manufacturing, marketing, and other general and administrative business activities.
c.	On February 15, 2024, the Company acquired Twill, pursuant to the terms of an Agreement and Plan of Merger (the “Twill Agreement”). Pursuant to the provisions of the Twill Agreement, Twill Merger Sub, Inc. (“Merger Sub”) was merged with and into Twill, the separate corporate existence of Merger Sub ceased and Twill continued as the surviving company and a wholly owned subsidiary of the Company. Twill is a clinical grade technology company working to shorten the distance between need and care by configuring personalized digital therapeutics and care solutions at scale for the modern healthcare cloud. Twill’s Intelligent Healing Platform integrates artificial intelligence (“AI”) with empathy, making healing more personal, precise, and connected for the entire care journey. Twill deploys a full spectrum of science-backed care solutions-including digital therapeutics, coaching, community, and well-being products for pharma, health plans, enterprises, and individuals everywhere.
d.	The Company has, through its wholly owned subsidiary PsyInnovations Inc., a Delaware corporation, an Indian subsidiary DarioHealth India Services Pvt. Ltd, which serves as the Company’s primary research and development center. DarioHealth India Services Pvt. Ltd is engaged in software development and other research and development activities in support of the Company’s operations.
e.	The Company has, through its wholly owned subsidiary Dario Care LLC, a Delaware limited liability company, was formed to enable the Company to expand its business into the healthcare services sector and operate as a Management Services Organization (“MSO”), providing non-clinical, administrative, and operational support services.
f.	Effective as of August 28, 2025, the Company effected a reverse stock split of its outstanding shares of the Company's common stock (the “Common Stock”) at a ratio of twenty-for-one (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s board of directors under authority granted by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders held on July 23, 2025, and was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on August 25, 2025. All issued and outstanding share and per share amounts included in the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split for all periods presented.

g.    The Company has incurred net losses since its inception. As of September 30, 2026, the Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $477,100. For the nine months ended September 30, 2026, the Company used approximately $17,646 of cash in operations. On July 22, 2026, the Company entered into securities purchase agreements in a registered direct offering, resulting in aggregate gross proceeds to the Company of approximately $23,500. Management believes that the Company has sufficient funds to support its operation for a period of at least twelve months from the date of the issuance of these interim condensed consolidated financial statements. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the successful commercialization of the Company’s products and the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of its product offerings.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2026 have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2026, and the Company’s consolidated results of operations and cash flows for the nine months ended September 30, 2026. Results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Three months ended September 30, 2026
Allowance for credit losses	$132	$—	$(4)	$128

Three months ended September 30, 2025
Allowance for credit losses	$156	$19	$—	$175

	Balance at			Balance at
	beginning of period	Additions	Deduction	end of period
Nine months ended September 30, 2026
Allowance for credit losses	$158	$—	$(30)	$128

Nine months ended September 30, 2025
Allowance for credit losses	$169	$47	$(41)	$175

The Company has no off-balance-sheet concentration of credit risk.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 2: -   SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of September 30, 2026 and December 31, 2025, the Company’s major customers accounted for 13% and 30.5%, respectively, of the Company’s accounts receivable balance. For the three and nine months ended September 30, 2026 the Company’s major customers accounted for 16.9% and 14.0%, respectively, of the Company’s revenue in the period. For the three and nine months ended September 30, 2025, the Company's major customers accounted for 25.6% and 29.3%, respectively, of the Company's revenue in the period. Revenues from the Company's major customers in the three and nine months ended September 30, 2026 were generated primarily under arrangements with a channel partner, through which the Company provides its solutions to multiple underlying employers and health plan customers.

c.  Recently issued Accounting Pronouncements

(i)	In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the Statements of Operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect of adopting this ASU on its disclosures.
(ii)	In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.
(iii)	In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the existing project-stage model with a principles-based approach to determine when capitalization of costs should begin. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU.
(iv)	In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this ASU.

NOTE 3: -   INVENTORIES

	September 30,	December 31,
	2026	2025
Raw materials	$699	$751
Finished products	2,839	3,565

	$3,538	$4,316

During the three and nine months periods ended September 30, 2026, total inventory write-down expenses amounted to $0 and $57, respectively, and $2 and $214 for the three and nine months ended September 30, 2025.

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund the IEEPA tariffs that were collected. Based on these court rulings affirming the Company's legal right to recover IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $536. For the nine months ended September 30, 2026, the Company recorded a $448 benefit for these tariffs in cost of revenues on the condensed consolidated statements of operations and comprehensive loss, $265 of which related to prior fiscal year costs and $183 related to current-period costs. The remaining $88 of the approximately $536 tariff refund reduced the carrying value of inventory on the condensed consolidated balance sheet as of September 30, 2026. As of the date of this filing, the Company had received approximately $460 of such refunds, with the remaining amount of $76 which is recorded in other accounts receivable and prepaid expenses expected to be received in batches through the U.S. Customs and Border Protection refund process.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 4: -   REVENUES

The Company is operating a multi-condition healthcare business, empowering individuals to manage their chronic conditions and take steps to improve their overall health. The Company generates revenues from contracts with enterprise business market groups to provide digital therapeutics solutions for individuals to receive access to services through the Company’s commercial arrangements Business-to-Business-to-Consumer (“B2B2C”); revenues from B2B2C arrangements for the three and nine months ended September 30, 2026 were $2,481 and $7,700. The Company also generates revenue directly from individuals through à la carte offering and membership plans ("Consumers"); Consumers revenues for the three and nine months ended September 30, 2026 were $2,830 and $8,371. For the three and nine months ended September 30, 2025, revenues from B2B2C arrangements were $3,093 and $11,365, and Consumer revenues were $1,914 and $5,763.

Deferred Revenue

The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers prior to the satisfaction of the Company’s performance obligations. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of the reporting period. The Company expects to recognize approximately $755 over the next 12 months.

The Company elected to not disclose information about remaining performance obligations for which the variable consideration is allocated to a wholly unsatisfied promise to transfer a distinct good or service that is subject to the variable consideration allocation exception.

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2026:

Balance, beginning of the period	$719
New performance obligations	1,546
Reclassification to revenue as a result of satisfying performance obligations	(1,510)

Balance, end of the period	$755

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

Costs to fulfill a contract as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Costs to fulfill a contract, current	$336	$258
Costs to fulfill a contract, noncurrent	384	176

Total costs to fulfill a contract	$720	$434

Costs to fulfill a contract were as follows:

Costs to
fulfill a contract

Beginning balance as of December 31, 2025	$434
Additions	593
Cost of revenue recognized	(307)

Ending balance as of September 30, 2026	720

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

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 5: -   DEBT (Cont.)

On November 5, 2025, the Company entered into an Amendment to the Credit Agreement with the Lenders. Among other things, the amendment (i) resets financial covenants and waives financial-covenant testing for the second and third quarters of 2025; (ii) replaces the minimum cash covenant with a $10,000 minimum consolidated unencumbered liquid assets covenant; (iii) adds monthly 13-week cash-flow reporting when liquidity is below certain amount (subject to an EBITDA exception); (iv) clarifies that Tranche B is uncommitted and at lender discretion; and (v) increases the exit fee by $150 (waived if a change-of-control prepayment fee is triggered). In connection therewith, the Company repriced the Warrant to purchase up to 105,707 shares of Common Stock issued to the lenders on April 30, 2025, at an exercise price $16.56 per share, to permit an amendment to the exercise price of such Warrants to $15.35. In addition, conversion right of the lender in the amount of $2,500 was amended to a conversion price of $15.35 per share. As of September 30, 2026, the Company did not satisfy the EBITDA financial covenant under the Credit Agreement, as amended. In accordance with the equity cure (“Equity Cure”) provisions of the Credit Agreement, the Company exercised its first Equity Cure right and designated $22,824 (the “Cure Amount”) of the net cash proceeds from its July 2026 equity financing (see Note 10b) as a cure contribution. Following the application of the Cure Amount, the Company was in compliance with the financial covenant as of September 30, 2026. The Lenders acknowledged the Company’s exercise of the Equity Cure, and no Event of Default exists under the Credit Agreement in connection with such covenant noncompliance. The exercise of the Equity Cure did not result in any additional fees, an increase in interest rate or any other restrictions under the Credit Agreement.

Orbimed Warrant

On June 9, 2022, the Company entered into a Credit Agreement, with OrbiMed Royalty and Credit Opportunities III, LP (“Orbimed”), as the lender for a five-year senior secured credit facility in an aggregate principal amount of up to $50,000, of which $25,000 was made available on the closing date and up to $25,000 was to be made available on or prior to June 30, 2023, subject to certain revenue requirements (the “Orbimed Loan”).

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

The Company has concluded that the Orbimed Warrant is not indexed to the Company's own stock and should be recorded as a liability measured at fair value with changes in fair value recognized in earnings. The Company remeasurement income related to the Orbimed Warrant for the three and nine-months periods ended September 30, 2026 were $3 and $31, respectively. For the three and nine-months periods ended September 30, 2025 the Company remeasurement income were $33 and $4, respectively.

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

During the three and nine months ended September 30, 2026, the Company recognized $0 and $157, respectively, of remeasurement income related to the Pre-Funded Warrants. For the three and nine-months periods ended September 30, 2025, the Company recognized $110 of remeasurement expenses and $906 of remeasurement income related to the Pre-Funded Warrants respectively.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$2	$—	$2	$—

Total financial assets	$2	$—	$2	$—

Financial liabilities:
Orbimed Warrant liability	$12	$—	$—	$12

Total financial liabilities	$12	$—	$—	$12

	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents:
U.S. treasury notes	$12,761	$—	$12,761	$—

Total financial assets	$12,761	$—	$12,761	$—

Financial liabilities:
Orbimed Warrant liability	43	—	—	43
Pre-Funded Warrant liability	1,423	—	1,423	—

Total financial liabilities	$1,466	$—	$1,423	$43

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

In connection with specific research and development activities, Physimax Technology (“Physimax”), prior to its acquisition by the Company, received $1,012 of participation payments from the IIA. The Company’s total commitment for royalties payable with respect to future sales, based on IIA participation received, net of royalties accrued or paid, totaled $990 as of September 30, 2026.

During the nine months ended September 30, 2026 and September 30, 2025, the Company did not record significant IIA royalties related to the acquisition of Physimax Technology.

NOTE 8: - INTANGIBLE ASSETS

a. Finite-lived intangible assets:
	September 30,	December 31,	Weighted Average
	2026	2025	Remaining Life
			As of September 30, 2026
Original amounts:
Technology	$22,580	$22,580	5.3
Brand	376	376	—
Customer Relationship Healthcare	13,791	13,791	9.3
Domains	23	23
	36,770	36,770
Accumulated amortization:
Technology	18,816	18,279
Brand	376	376
Customer Relationship Healthcare	3,046	2,178
Domains	6	6
	22,244	20,839
Intangible assets, net	$14,526	$15,931

b. Estimated amortization expense:

For the year ended December 31,
Remainder of 2026	472
2027	1,877
2028	1,882
2029	1,877
Thereafter	8,418
	$14,526

c. Amortization expenses for the three and nine months ended September 30, 2026 were $473 and $1,405, respectively. For the three and nine month periods ended September 30, 2025, the amortization expenses were $473 and $2,357, respectively.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 9: -   RELATED PARTIES TRANSACTIONS

In February 2025, the Company appointed a new non-executive director to its Board. The director is a member of a consulting firm that has provided investment and business consulting services to the Company since 2021 under a consulting agreement. Pursuant to the consulting agreement (the “Consulting Agreement”), the Company agreed to pay the consultant a monthly cash retainer upon the successful completion of certain milestones. In addition, the Company agreed to issue 7,500 restricted shares of Common Stock to the consulting firm, vesting quarterly over a four-year period. In February 2025, the Company entered into a second amendment to the consulting agreement, pursuant to which it agreed to pay the consulting firm a fixed monthly cash retainer of $10. As of September 30, 2026, the consulting firm received approximately 42,900 shares of Common Stock, including the 30,000 restricted shares granted under a third amendment to the Consulting Agreement (the “Third Amendment”), and warrants to purchase up to 5,000 shares of Common Stock.

On September 2, 2026, the non-executive director retired from the Board, effective September 2, 2026, for personal reasons.

During the three and nine months ended September 30, 2026, the Company recorded share-based compensation expenses related to this service provider in the amounts of $31 and $161 respectively.

On July 22, 2026 Dennis Matheis, a member of the Company’s Board of Directors, entered into a Purchase Agreement to purchase 14,430 shares of Common Stock at a purchase price of $6.93 per share. (see Note 10b).

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

b.	Registered Direct and Securities Purchase Agreements Offerings

On July 22, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors, pursuant to which the Company agreed to issue and sell to the investors in a registered direct offering priced at-the-market under Nasdaq rules (the “Offering”) an aggregate of 2,437,060 shares (the “Shares”) of the Company’s Common Stock, and pre-funded warrants to purchase an aggregate of 1,017,499 shares of Common Stock. Each Share was sold at an offering price of $6.80 per share, and each pre-funded warrant was sold at an offering price of $6.7999, for aggregate gross proceeds of approximately $23,500 and $22,824 net of Offering expenses. In addition, Dennis Matheis, a member of the Company’s Board of Directors, entered into a Purchase Agreement to purchase 14,430 shares of Common Stock at a purchase price of $6.93 per share. The Offering closed on July 23, 2026.

On September 22, 2025, the Company entered into securities purchase agreements with accredited investors relating to an offering and the sale of an aggregate of 1,154,420 shares of Common Stock and pre-funded warrants to purchase up to 1,558,760 shares of Common Stock, at a purchase price of $6.45 per share and $6.45 per pre-funded warrant. As a result of the purchase agreements, the aggregate gross proceeds to the Company were approximately $17,500. The closing of the offering was completed on September 23, 2025. The pre-funded warrants are exercisable immediately upon issuance and remain exercisable until exercised in full.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

c.	ATM Offering

On March 30, 2026, the Company entered into an At-The-Market Sales Agreement (the “ATM”), allowing the Company to sell its common stock for aggregate sales proceeds of up to $20,000 from time to time and at various prices, subject to the conditions and limitations set forth in the sales agreement. If shares of the Company’s common stock are sold, there is a three percent (3%) fee paid to the sales agent. During the nine months ended September 30, 2026, the Company received gross proceeds of $104 from the sale of 14,191 shares of the Company’s common stock and had $154 in related expenses. As of September 30, 2026, there were $19,892 remaining funds available under the ATM.

d.	Pre-Funded Warrant Exercises

On September 19, 2025, out of the pre-funded warrants that were issued in July 2020, 31,766 were exercised on a cashless basis into 31,716 shares of Common Stock.

On August 25, 2026, out of the pre-funded warrants that were issued in September 2025, 124,031 were exercised on a cashless basis into 124,031 shares of Common Stock.

As of September 30, 2026, the Company’s total outstanding prefunded warrants were exercisable into 3,271,021 shares of Common Stock.

e.	Preferred Stock

On September 18, 2025, the Company, upon obtaining the vote of a majority of the holders of the relevant classes of preferred stock and the approval of the Company’s Board of Directors, filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series A-1 Preferred Stock an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series C-2 Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D Preferred Stock, Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-1 Preferred Stock, an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-2 Preferred Stock, and an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series D-3 Preferred Stock, all with the Secretary of State of the State of Delaware.

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

In connection with such mandatory conversion, each holder of preferred stock received all accrued and unpaid dividends, including any dividend shares or payment-in-kind shares, in addition to the conversion shares that were issuable upon conversion, subject to certain beneficial ownership blockers.

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

During the three and nine-months periods ended September 30, 2025, the Company accounted for the dividend shares of Common Stock upon the dividend shares earned by Series D-2 and D-3 Preferred Stock as a deemed dividend for an amount of $725 and $1, 679 respectively.

f.	Lock-Up Agreements

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

g.	Stock plans

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

h.	Stock Option, Restricted Stock and Warrant Grants

2026 Grants

Employees and Consultants: During the three and nine months ended September 30, 2026, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved grants of an aggregate of 1,093,100 and 1,173,227 restricted shares of Common Stock, respectively, to employees and Consultants of the Company, and approved grants of options to purchase an aggregate of 55,100 and 78,250 shares of Common Stock, respectively, to employees and Consultants of the Company, at an exercise price of $6.74 per share and at exercise prices ranging from $6.74 to $11.38 per share, respectively. The time-vesting restricted shares and stock options granted during the three months ended September 30, 2026 will vest over a period between two to three years commencing, on the respective grant dates, and the options have a ten-year

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.).

contractual term. All such restricted shares and options were issued pursuant to the Company’s Amended and Restated 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

Service Providers: During the three and nine months ended September 30, 2026, the Compensation Committee approved grants of 30,000 and 53,000 restricted shares of Common Stock subject to time vesting, respectively, and during the three and nine months ended September 30, 2026, approved a grant of 55,000 performance-based restricted shares to certain service providers. All such restricted shares were issued pursuant to the 2020 Plan.
During the three and nine months ended September 30, 2026, the Compensation Committee approved the grant of 235,125 and 241,245 restricted shares of Common Stock, respectively, to certain service providers. Out of the restricted shares granted during the nine months ended September 30, 2026, 207,245 restricted shares of Common Stock vested immediately, and 34,000 restricted shares will vest over a period between one to two years commencing on the respective grant dates. During the three and nine months ended September 30, 2026, the Company recorded compensation expense in the amount of $1,254 and $1,343, respectively, related to the issuance of these shares of Common Stock.

2025 Grants

Employees and Consultants: During the nine months ended September 30, 2025, the Compensation Committee approved a grant of 358,915 time-vesting restricted shares of Common Stock and a grant of 4,000 performance-based restricted shares of Common Stock, including a Chief Financial Officer appointment award, for employees, consultants, officers and directors and 77,773 time-vesting options and 7,500 performance-based shares, with exercise prices ranging from $9.31 to $15.69. These awards were issued pursuant to the 2020 Plan. Time-vesting awards vest over two to three years; options have ten-year terms.

Service Providers: During the nine months ended September 30, 2025, the Compensation Committee approved a grant of 112,750 restricted shares of Common Stock for service providers and warrants covering 22,500 shares at $13.40, expiring June 1, 2028. The compensation Committee also repriced previously issued warrants covering 17,813 shares from an exercise price ranging $28.60–$40.00 to $15.60, retaining expiration dates of February 12, 2026 and December 31, 2027.

i.	Transactions related to the grant of options to employees, directors, and non-employees under the above plans and non-plan options during the nine-months period ended September 30, 2026, were as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Number of	price	life	value
	options**	$	Years	$
Options outstanding at beginning of period	336,768	46.21	8.16	4.48
Options granted	78,250	7.18	—	—
Options exercised	(3,750)	—	—	—
Options expired	(64,264)	65.47	—	—
Options forfeited	(72,424)	23.96	—	—

Options outstanding at end of period	274,580	37.08	8.45	19.86

Options vested and expected to vest at end of period	194,140	35.22	8.31	13.13

Exercisable at end of period	144,145	57.44	7.51	0

(**) See note 1f regarding reverse share split.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last day of the third quarter of 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2026. This amount is impacted by the changes in the fair market value of the Common Stock.

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 10: -   STOCKHOLDERS’ EQUITY (Cont.)

j.	Transactions related to the grant of restricted shares to employees directors and service providers under the 2020 Plan during the nine-months period ended September 30, 2026, were as follows:

Number of
Restricted shares**

Restricted shares outstanding at beginning of year	613,465
Restricted shares granted	1,203,227
Restricted shares forfeited	(60,087)

Restricted shares outstanding at end of period	1,756,605

(**) See note 1f regarding reverse share split.

As of September 30, 2026, the total unrecognized estimated compensation cost related to non-vested stock options and restricted shares granted prior to that date was $10,580 which is expected to be recognized over a weighted average period of approximately one (1.33) year.

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

The number of restricted shares vested during the three month period ended September 30, 2026 amounts to 67,222.

The fair value of the restricted shares granted during the three month period ended September 30, 2026 amounts to $6,706.

The following table presents the assumptions used to estimate the fair values of the options granted to employees, directors, and non-employees in the period presented:

Nine months ended
September 30,
	2026	2025
Volatility	94.08-101.10%	96.72-102.47%
Risk-free interest rate	3.79-5.05%	3.96-4.23%
Dividend yield	—%	—%
Expected life (years)	5.56-5.87	5.00-5.87

The total compensation cost related to all of the Company’s stock-based awards recognized during the nine month periods ended September 30, 2026 and 2025 was comprised as follows:

	Three months ended
	September 30,
	2026	2025
Cost of revenues	$5	$6
Research and development	124	391
Sales and marketing	313	555
General and administrative	1,764	1,998

Total stock-based compensation expenses	$2,206	$2,950

	Nine months ended
	September 30,
	2026	2025
Cost of revenues	$12	$22
Research and development	82	1,358
Sales and marketing	754	1,953
General and administrative	3,431	3,994

Total stock-based compensation expenses	$4,279	$7,327

DARIOHEALTH CORP. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands (except stock and per share data)

NOTE 11: - SELECTED STATEMENTS OF OPERATIONS DATA

Other Financial expenses (income), net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Bank charges	$13	$29	$55	$94
Foreign currency adjustments expenses, net	(27)	49	137	211
Interest income	(255)	(175)	(549)	(701)
Remeasurement of long-term loan	—	—	—	3,842
Remeasurement of warrant liability	(3)	(78)	(188)	(903)
Modification of warrants	—	—	—	102

Other financial expense (income), net	$(272)	$(175)	$(545)	$2,645

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

Geographic Information

●	As of September 30, 2026, the majority of the Company’s long-lived assets are located in Israel and India.
●	As of September 30, 2026, the majority of the Company’s revenue is generated in the U.S.

NOTE 13: - INCOME TAXES

During the three and nine months ended September 30, 2026, the Company recorded tax benefit in the amount of $18, and income tax expense of $367 respectively, and for the three and nine month periods ended September 30, 2025, the Company recorded tax expenses in the amounts of $0 and $22.

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

The total number of potential shares of Common Stock related to outstanding options, warrants and preferred shares excluded from the calculations of diluted net loss per share due to their anti-dilutive effect were 903,073 and 903,073 for the three and nine months ended September 30, 2026, respectively, and for the three and nine months ended September 30 2025, 4,284,980 and 4,058,489 respectively.

The following table sets forth the computation of the Company’s basic net earnings (loss) per Common Stock:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$8,849,907	$10,465,585	$25,022,408	$32,683,374
Deemed dividend	—	8,389,248	—	18,800,260
Less: loss attributable to participating preferred stock	—	9,577,603	—	27,280,103

Net loss attributable to common stock shareholders used in computing basic net loss per share	$8,849,907	$9,277,230	$25,022,408	$24,203,531

Weighted average number of common stock used in computing basic loss per share	12,060,332	3,138,106	10,179,366	2,673,794

Basic and diluted net loss per common stock	$0.73	$2.96	$2.46	$9.05

NOTE 15: - SUBSEQUENT EVENTS

a.	On October 26, 2026, out of the pre-funded warrants that were issued in September 2025, 90,000 were exercised on a cashless basis into 89,998 shares of Common Stock. As of this date, the Company’s total outstanding prefunded warrants were exercisable into 3,181,021 shares of Common Stock.

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

We serve four primary market segments that drive our business model. Our historic roots, as well as those of our largest acquisition, Twill, Inc. ("Twill"), began in the D2C market. We continue to operate in the D2C market in the U.S. and select international markets and use it as an innovation laboratory. From our D2C origins, Dario and Twill expanded into B2B market segments. These B2B market segments include medium-to-large employers, national and regional health plans, and global pharmaceutical companies.

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

Recent Commercial Developments

During and subsequent to the quarter ended September 30, 2026, we continued to expand our commercial footprint through new customer awards, expanded relationships with existing customers and continued enhancements to our AI-powered chronic condition management platform. As of September 30, 2026 we had 184 customers.

Among other developments, we announced that a Fortune 50 employer selected us to provide our integrated cardiometabolic care platform to more than 100,000 eligible employees, with commercial launch expected in the first half of 2027. We also announced an expansion of our relationship with a top-five U.S. health insurer to include hypertension care, as well as the launch of an integrated GLP-1 program through licensed healthcare providers, further broadening its cardiometabolic care offerings. In addition, we announced broader deployment of DarioIQ™, our AI-powered engagement platform, across enterprise customers.

In August 2026, we announced the expansion of our provider-backed cardiometabolic platform to include women's health and sleep solutions, with revenue contributions expected to begin in the fourth quarter of 2026. In September 2026, we announced a new contract with one of New Jersey's largest health plans, representing approximately 1.5 million covered lives, secured through our channel partner, Amwell, for our cardiometabolic solutions and provider-backed care services.

In October 2026, we announced the results of an independent analysis conducted by Aon of 17 studies evaluating our digital health solutions, which supported estimated potential reductions in total healthcare costs ranging from 2.5% to 7.2% within one year. The analysis included a study reporting approximately $5,077 in annual healthcare cost savings per user with type 2 diabetes and 23.5% fewer inpatient discharges compared to matched non-users. These findings represent estimated or observed outcomes from the studies evaluated and may not be indicative of results for all customers or populations.

Also in October 2026, we announced the expansion of an existing contract with a leading regional grocery retailer to include Dario Women™, our women's health solution supporting individuals experiencing perimenopause and menopause symptoms, further expanding our multi-condition offerings to existing customers.

Recent Events and Trends Regarding Tariffs and International Trade

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for all importers who were subject to the IEEPA duties. In April 2026, the CBP opened a portal for the refund process to begin for certain importers. Based on these court rulings affirming the Company's legal right to recover IEEPA tariffs, the Company determined that it is entitled to a tariff refund of approximately $536. For the nine months ended September 30, 2026, the Company recorded a $448 benefit for these tariffs in cost of revenues on the condensed consolidated statements of operations and comprehensive loss, $265 of which related to prior fiscal year costs and $183 related to current-period costs. The remaining $88 of the approximately $536 tariff refund reduced the carrying value of inventory on the condensed consolidated balance sheet as of September 30, 2026. As of the date of this filing, the Company had received approximately $460 of such refunds, with the remaining amount expected to be received in batches through the U.S. Customs and Border Protection refund process.

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

Appointment of Chairman of the Board

On November 3, 2026, our Board of Directors (the “Board”) appointed John R. Palumbo as Chairman of the Board, effective November 4, 2026. Mr. Palumbo succeeds Yoav Shaked, who will continue to serve as a member of the Board.

Executive Officer Appointment

On September 30, 2026, the Board designated Lara Dodo, our Chief Operating Officer, as an executive officer of the Company, effective September 30, 2026.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and September 30, 2025 (dollar amounts in thousands)

Revenues

Revenues for the three and nine months ended September 30, 2026 amounted to $5,311 and $16,071, respectively, compared to revenues of $5,007 and $17,128, respectively, during the three and nine months ended September 30, 2025, representing an increase of 6.1% and decrease of 6.2%, respectively. The increase in revenues for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, resulted primarily from an increase in our revenues from direct-to-consumer sales. The decrease in revenues for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, resulted primarily from a non-recurring revenue from a pharmaceutical partner recognized in the prior-year period, partially offset by growth in revenues from our channel partners and an increase in our direct-to-consumer sales.

Cost of Revenues

During the three and nine months ended September 30, 2026, we recorded costs related to revenues in the amount of $2,166 and $6,533, respectively, compared to costs related to revenues of $1,992 and $7,267, respectively, during the three and nine months ended September 30, 2025, representing an increase of 8.7% and a decrease of 10.1%, respectively. The increase in cost of revenues in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily attributable to higher revenues, together with higher hardware and consumables costs associated with increased sales in our direct to consumer channel, partially offset by a decrease in hosting costs. The decrease in cost of revenues in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was mainly a result of a decrease in amortization of technology recorded in the cost of revenues, decrease in hosting costs and as a result of an IEEPA tariff refund, $448 which was recorded in the nine months ended September 30, 2026.

Cost of revenues consists mainly of the cost of hardware and consumables production, shipping and handling costs, employees' salaries and related overhead costs, amortization of technologies, hosting costs, inventory write-downs and tariff refunds recognized under the IEEPA.

Gross Profit

Gross profit for the three and nine months ended September 30, 2026, amounted to $3,145 (59.2% of revenues) and $9,538 (59.3% of revenues), respectively, compared to $3,015 (60.2% of revenues) and $9,861 (57.6% of revenues), respectively, during the three and nine months ended September 30, 2025. The decrease in gross profit as a percentage of revenues for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, resulted mainly from changes in our revenue mix, including increased sales in our direct to consumer channel and the associated hardware and consumables costs offset by lower hosting costs. The increase in gross profit as a percentage of revenues for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, resulted mainly from a lower amortization of technology, lower hosting server expenses and the IEEPA tariff refund, which were partially offset by higher hardware and consumables expenses. Gross profit for the three and nine months ended September 30, 2026, excluding amortization of acquired technology, stock-based compensation and depreciation, was $3,334 (62.8% of revenues) and $10,094 (62.8% of revenues), respectively, compared to $3,213 (64.2% of revenues) and $11,412 (66.6% of revenues), respectively, during the three and nine months ended September 30, 2025.

Research and Development Expenses

Our research and development expenses decreased by $1,033, or 31%, to $2,295 for the three months ended September 30, 2026, compared to $3,328 for the three months ended September 30, 2025, and decreased by $4,377, or 39.2%, to $6,780 for the nine months ended September 30, 2026, compared to $11,157 for the nine months ended September 30, 2025. The decrease in research and development expenses was mainly due to efficiencies resulting from post-merger integration activities, and the utilization of AI, resulting in a decrease in headcount and payroll expenses, subcontractors and consulting and stock-based compensation expenses, partially offset by the impact of foreign currency fluctuations resulting from the strengthening of the New Israeli Shekel ("NIS") against the U.S. dollar, as certain of our expenses are denominated in NIS. Our research and development expenses, excluding stock-based compensation and depreciation, for the three and nine months ended September 30, 2026, were $2,147 and $6,618, respectively, compared to $2,909 and $9,697, respectively, for the three and nine months ended September 30, 2025, a decrease of $762 and $3,079, respectively. The decrease in research and development expenses was mainly due to efficiencies and post-merger integration activities, resulting in a decrease in payroll and subcontractors and consulting expenses.

Research and development expenses consist mainly of employees' salaries and related overhead costs involved in research and development activities, stock-based compensation, contractors and engineering expenses,  software tools used in research and development, and facilities expenses associated with and allocated to research and development activities.

Sales and Marketing Expenses

Our sales and marketing expenses increased by $210, or 4.6%, to $4,814 for the three months ended September 30, 2026, compared to $4,604 for the three months ended September 30, 2025, and decreased by $1,024, or 6.5%, to $14,684 for the nine months ended September 30, 2026, compared to $15,708 for the nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, resulted mainly from increased digital marketing expenses that relate to our direct to consumer channel, offset by lower payroll-related expenses and lower stock-based compensation expenses. The decrease for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was mainly a result of lower payroll-related expenses and lower stock-based compensation expenses, offset by an increase in marketing expenses that related to our direct to consumer channel. Our sales and marketing expenses, excluding stock-based compensation, depreciation and amortization, for the three and nine months ended September 30, 2026, were $4,197 and $13,027, respectively, compared to $3,741 and $12,829, respectively, for the three and nine months ended September 30, 2025, an increase of $456 and of $198, respectively. The increase for the three and nine months in sales and marketing expenses was mainly due to an increase in digital marketing expenses offset by lower payroll-related expenses resulting from post-merger integration activities and a reduction in headcount.

Sales and marketing expenses consist mainly of employees' salaries and related overhead costs, stock-based compensation, depreciation of customer relationship intangible asset, digital marketing campaigns,  software tools used in sales and marketing and marketing consultants and subcontractors.

General and Administrative Expenses

Our general and administrative expenses decreased by $486, or 10.6%, to $4,081 for the three months ended September 30, 2026, compared to $4,567 for the three months ended September 30, 2025, and decreased by $1,182, or 10.7%, to $9,907 for the nine months ended September 30, 2026, compared to $11,089 for the nine months ended September 30, 2025. The decrease in each of the three and nine months ended September 30, 2026 was mainly due to lower payroll-related expenses, stock-based compensation expenses, insurance related expenses, and lower legal fees, partially offset by the impact of foreign currency fluctuations resulting from the strengthening of the NIS against the U.S. dollar, as certain of our expenses are denominated in NIS and higher investor related expenses. Our general and administrative expenses, excluding stock-based compensation, depreciation and acquisition-related costs, for the three and nine months ended September 30, 2026, were $2,306 and $6,440, respectively, compared to $2,550 and $7,047, respectively, for the three and nine months ended September 30, 2025, a decrease of $244 and $607, respectively. The decrease in general and administrative expenses was mainly due to lower payroll-related expenses, lower legal and accounting fees and lower insurance costs.

Our general and administrative expenses consist mainly of employees' salaries and related overhead costs, stock-based compensation, insurance costs, legal and accounting fees, and expenses related to investor relations.

Financial Expenses (Income), net

Our financial expenses, net, for the three months ended September 30, 2026, were $822, representing a decrease of $160, compared to financial expenses, net, of $982 for the three months ended September 30, 2025. Our financial expenses, net, for the nine months ended September 30, 2026, were $2,822, representing a decrease of $1,746, compared to financial expense, net, of $4,568 for the nine months ended September 30, 2025. The decrease in our financial expenses (income), net, was mainly due to re-evaluation of loan and associated costs the nine months ended September 30, 2025.

Financial expenses (income), net primarily consists mainly of credit facility interest expense, interest income from bank deposits, revaluation of warrants and pre-funded warrants and foreign currency translation differences.

Income tax (benefit)

Income tax expense (benefits) were $(18) and $367, respectively for the three and nine months ended September 30, 2026, representing a decrease in tax expenses of $18 and increase of $345, respectively as compared to income tax expenses of $0 and $22, respectively for the three and nine months ended September 30, 2025. Income tax expenses for the three and nine months ended September 30, 2026 were primarily comprised of a change in a tax provision and tax assets related to our subsidiary DarioHealth India Services Pvt. Ltd.

Net loss

Net loss decreased by $1,617, or 15.5%, to $8,849 for the three months ended September 30, 2026, compared to a net loss of $10,466 for the three months ended September 30, 2025, and decreased by $7,661, or 23.4%, to $25,022 for the nine months ended September 30, 2026, compared to a net loss of $32,683 for the nine months ended September 30, 2025. The decrease in net loss for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was mainly due to a decrease in our operating expenses, driven by lower research and development, sales and marketing, general and administrative expenses, and financial expenses.

The factors described above resulted in net loss attributable to common stockholders for the three and nine months ended September 30, 2026, amounted to $8,849 and $25,022, compared to net loss attributable to common stockholders of $18,855 and $51,483 for the three and nine months ended September 30, 2025.

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

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three months ended September 30,
	(in thousands)
	2026	2025	$ Change
Net Loss Reconciliation
Net loss - as reported	$(8,849)	$(10,466)	$1,617

Adjustments
Depreciation and impairment expense	50	73	(23)
Amortization of acquired technology and brand	473	474	(1)
Financial (income) expenses, net	822	982	(160)
Income tax (benefits)	(18)	—	(18)
Stock-based compensation expenses	2,206	2,950	(744)

Non-GAAP adjusted loss	$(5,316)	$(5,987)	$671

	Nine months ended September 30,
	(in thousands)
	2026	2025	$ Change
Net Loss Reconciliation
Net loss - as reported	$(25,022)	$(32,683)	$7,661

Adjustments
Depreciation and impairment expense	158	247	(89)
Amortization of acquired intangible assets	1,405	2,357	(952)
Financial (income) expenses, net	2,822	4,568	(1,746)
Income tax (benefits)	367	22	345
Stock-based compensation expenses	4,279	7,327	(3,048)

Non-GAAP adjusted loss	$(15,991)	$(18,162)	$2,171

Liquidity and Capital Resources

As of September 30, 2026, we had approximately $27,844 in cash and cash equivalents and $3,309 in short term deposits compared to $21,803 and $4,214 on December 31, 2025.

We have experienced cumulative losses of $477,100 since inception (August 11, 2011) through September 30, 2026, and have stockholders' equity of $71,269 as of September 30, 2026. In addition, we have not completed our efforts to establish a stable recurring source of revenue sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future.

Since inception, we have financed our operations primarily through private placements and public offerings of our Common Stock and warrants to purchase shares of our Common Stock, receiving aggregate net proceeds totaling $330,061 through September 30, 2026, and a credit facility, in an aggregate net amount of $25,795 through September 30, 2026.

On April 30, 2025, we entered into a Credit Agreement (the “Credit Agreement”), by and among us as borrower, the financial institutions party thereto from time to time as lenders, and Callodine Commercial Finance, LLC (in its capacity as agent for all lenders, “Agent”, and collectively with other lenders, “Lenders” and each a “Lender”). Under the terms of the Credit Agreement, each Lender agreed to make a multi-draw term loan to us of up to $50,000 (each a “Term Loan”) in which we borrowed $32,500 at the time of closing on April 30, 2025 (the “Callodine Loan Facility”). The Callodine Loan Facility has a five-year term maturing in April 2030, with principal repayments not due until May 2028. The outstanding principal balance bears interest at SOFR plus 7.75%. In addition, subject to the discretion of the Agent and the Lenders, we may at our option draw an aggregate of up to an additional $17,500. Of the aggregate loan amount, $2,500 of such additional Term Loan is subject to the achievement of certain revenue and gross margin thresholds, subject to the discretion of the Agent and the Lenders and $15,000 of such additional Term Loan is subject to the discretion of the Agent and the Lenders. As of September 30, 2026, the outstanding balance under the Callodine Loan Facility was $31,247.

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

In connection with the funding of the initial loan amount, we issued the Lenders warrants to purchase an aggregate of 105,707 shares of our Common Stock, initially at an exercise price of $16.56 per share, which was subsequently amended to $15.35 per share in November 2025. In addition, the conversion price applicable to the Lenders' right to convert up to $2,500 of the loan amount into shares of our Common Stock was amended from $19.87 to $15.35 per share in November 2025.

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

As of September 30, 2026, we did not satisfy the EBITDA financial covenant under the Credit Agreement, as amended. In accordance with the terms of the Credit Agreement, we exercised our first Equity Cure right by designating $22,824 of the net cash proceeds from our July 2026 equity financing as a cure contribution. Following the application of such proceeds, we were in compliance with the applicable financial covenant as of September 30, 2026. The Lenders acknowledged our exercise of the Equity Cure right, and no Event of Default exists under the Credit Agreement in connection with such covenant noncompliance. The exercise of the Equity Cure right did not result in any additional fees, increase in interest rate or other restrictions under the Credit Agreement. Our ability to remain in compliance with the financial covenants under the Credit Agreement in future periods will depend, among other things, on our operating performance and liquidity, and there can be no assurance that we will continue to satisfy such requirements.

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

On March 30, 2026, we entered into the Sales Agreement with A.G.P./Alliance Global Partners, pursuant to which we may offer and sell, from time to time, up to an aggregate of $20,000 of shares of our common stock under the At-The-Market Sales Agreement (the “ATM Program”). Sales of shares under the Sales Agreement, if any, may be made by any method permitted by law that is deemed to be an “at the market offering” under Rule 415(a)(4) under the Securities Act, or in negotiated transactions or as principal pursuant to a separate agreement. We have no obligation to sell any shares under the ATM Program and may suspend offers thereunder or terminate the Sales Agreement at any time, subject to its terms.

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

On July 22, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors, pursuant to which we agreed to issue and sell to the investors in a registered direct offering priced at-the-market under Nasdaq rules (the “Offering”) an aggregate of 2,437,060 shares (the “Shares”) of our Common Stock, and pre-funded warrants to purchase an aggregate of 1,017,499 shares of Common Stock. Each Share was sold at an offering price of $6.80 per share, and each pre-funded warrant was sold at an offering price of $6.7999, for aggregate gross proceeds of approximately $23,500 and $22,824 net of Offering expenses. In addition, Dennis Matheis, a member of our Board of Directors, entered into a Purchase Agreement to purchase 14,430 shares of Common Stock at a purchase price of $6.93 per share. The Offering closed on July 23, 2026.

Management believes that our cash on hand and short-term bank deposits are sufficient to meet our obligations as they come due for at least a period of twelve months from the date of the issuance of these unaudited condensed consolidated financial statements. There are no assurances, however, that we will be able to obtain an adequate level of financial resources that are required for the long-term development and commercialization of our product offerings.

Additionally, readers are advised that available resources may be consumed more rapidly than currently anticipated, resulting in the need for additional funding sooner than expected.

Cash Flows

The following table sets forth selected cash flow information for the nine months ended:

	September 30,
	2026	2025
	$	$
Cash used in operating activities:	(17,646)	(20,054)
Cash provided by (used in) investing activities:	860	(116)
Cash provided by financing activities:	22,824	24,332
	6,038	4,162

Net cash used in operating activities

Net cash used in operating activities was $17,646 for the nine months ended September 30, 2026, a decrease of 12% compared to $20,054 used in operations for nine months ended September 30, 2025. Cash used in operations decreased mainly due to the decrease in our operating expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $860 for the nine months ended September 30, 2026, compared to $116 net cash used in investing activities during the same period in 2025. The increase is due to proceeds from short term bank deposit, compared to the same period in 2025.

Net cash provided from financing activities

Net cash provided by financing activities was $22,824 for the nine months ended September 30, 2026, primarily consisting of proceeds from the issuance of shares, compared to $24,332 net cash derived from financing activities during the same period in 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on their evaluation, the Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were therefore effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our indebtedness under the Callodine loan facility subjects us to financial covenants and other restrictions that could adversely affect our liquidity, operational flexibility and financial condition.

As of September 30, 2026, we did not satisfy one of the financial covenants under our Credit Agreement with Callodine Commercial Finance, LLC, as amended. Although we exercised our first Equity Cure right in accordance with the terms of the Credit Agreement and, following the application of the applicable cure amount, were in compliance with the financial covenant as of September 30, 2026, there can be no assurance that we will be able to comply with the financial covenants in future periods or that additional equity cures, waivers or amendments will be available when needed or on acceptable terms. Our ability to maintain compliance depends, among other things, on our future operating performance, revenues and liquidity. Any future failure to comply with the financial covenants or other requirements under the Credit Agreement that is not timely cured or waived could result in an Event of Default, which could permit the lenders to accelerate amounts outstanding under the facility and exercise remedies against collateral securing our obligations. Such developments could materially adversely affect our liquidity, financial condition, results of operations and ability to continue implementing our business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2026, we issued an aggregate of 235,125 shares of Common Stock to certain service providers as compensation in lieu of cash compensation owed to them for services rendered.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

No.	Description of Exhibit
10.1

Separation Agreement, by and between DarioHealth Corp. and Steven Nelson, dated August 20, 2026 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on August 21, 2026)

10.2

Consulting Agreement, by and between DarioHealth Corp. and Steven Nelson, dated August 20, 2026 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on August 21, 2026).

10.3	Consulting Agreement, dated as of December 1, 2025, by and between DarioHealth Corp. and Lara Dodo Consulting Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2026		DarioHealth Corp.

	By:	/s/ Erez Raphael
		Name:	Erez Raphael
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chen Franco-Yehuda
		Name:	Chen Franco-Yehuda
		Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)